Form 10-K
period 2013-12-31
CENTURY ALUMINUM CO
filed 2014-03-14
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
 OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 Commission File Number 1-34474
 CENTURY ALUMINUM COMPANY
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3070826 (IRS Employer Identification No.)
One South Wacker Drive Suite 1000 Chicago, Illinois (Address of registrant’s principal offices)	60606 (Zip Code)
 Registrant’s telephone number, including area code:  (312) 696-3101
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	(NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2013, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $477,000,000.  As of February 28, 2014, 88,716,587 shares of common stock of the registrant were issued and outstanding.
 Documents Incorporated by Reference:
 All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2014 Annual Meeting, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

PART I

Item 1.  Business.
Century Aluminum Company is a Delaware corporation with our principal executive offices located at One South Wacker Drive, Suite 1000, Chicago, Illinois 60606.

Throughout this Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, “Century Aluminum Company,” “Century Aluminum,” “Century,” the “Company,” “we,” “us,” and “our” refer to Century Aluminum Company and its subsidiaries.

Century Aluminum Company is a holding company, whose principal subsidiaries are Century Kentucky, Inc (together with its subsidiaries, “CAKY”), Nordural ehf (“Nordural”), Century Aluminum Sebree LLC (“Century Sebree”), Berkeley Aluminum, Inc. (“Berkeley”), and Century Aluminum of West Virginia, Inc. (“Century of West Virginia” or “CAWV”).  CAKY operates a primary aluminum reduction facility in Hawesville, Kentucky (“Hawesville”).  A subsidiary of Nordural, Nordural Grundartangi ehf, operates a primary aluminum reduction facility in Grundartangi, Iceland (“Grundartangi”).  Century Sebree operates a primary aluminum reduction facility in Robards, Kentucky (“Sebree”). CAWV owns a primary aluminum reduction facility in Ravenswood, West Virginia (“Ravenswood”).  Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”).  The remaining interest in the partnership is owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa Inc. (“Alcoa”). We are constructing a primary aluminum facility in Helguvik, Iceland (“Helguvik” or the “Helguvik project”) which is owned and would be operated through Nordural Helguvik ehf, a subsidiary of Nordural.

In 2013, Century Sebree, acquired Sebree from a subsidiary of Rio Tinto Alcan, Inc. (“RTA”).

In 2012, our wholly owned subsidiary, Century Aluminum Vlissingen B.V. (“Century Vlissingen”) purchased substantially all of the idled assets of an anode production facility located in Vlissingen, the Netherlands (“Vlissingen”). Vlissingen restarted operations in late 2013 and will supply anodes to Grundartangi.

We also own a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  BHH supplies anodes to Grundartangi.

 Available Information
Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com.  Our website provides access to periodic filings we have made through the EDGAR filing system of the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. We also make available on our website a copy of our code of ethics that applies to all employees and ownership reports filed on Forms 3, 4 and 5 by our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock. Reports that we have filed with the SEC are also available on the SEC website at www.sec.gov.  In addition, we will make available free of charge copies of our Forms 10-K, Forms 10-Q and Forms 8-K upon request.  Requests for these documents can be made by contacting our Investor Relations Department by mail at: One South Wacker Drive, Suite 1000, Chicago, IL 60606, or by phone at: (312) 696-3101.  Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not strictly relate to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,”

“plan,” “seek,” “estimate,” “potential,” “project,” “scheduled,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.”

Forward-looking statements in this annual report, for example, include statements about the following subjects, among other things:

•	Our business objectives, strategies and initiatives, the growth of our business (including with respect to production and production capacity) and our competitive position and prospects;

•
Our assessment of significant economic, financial, political and other factors and developments outside of our control that may affect our results, including currency risks and other risks relating to our international operations;

•	Our assessment of the aluminum market, aluminum prices, aluminum financing, inventories and warehousing arrangements and other similar matters;

•	Aluminum prices, regional delivery premiums and product premiums and their effect on our financial position and results of operations;

•	The cyclical nature of the aluminum industry;

•	Disruptions to, or changes in the terms of, our raw material and electrical power supply agreements and our “take-or-pay” commitments;

•
Future construction investment and development, including at the Helguvik Project, the Century Vlissingen project and our expansion project at Grundartangi, including our discussions regarding securing sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, production capacity and sources of funding;

•
Our hedging and other strategies to mitigate risk and their potential effects including whether or not we enter into forward contracts or other hedging arrangements to mitigate electrical power price risk;

•
Our curtailed operations, including the potential restart of curtailed operations at Ravenswood, and potential curtailment of other domestic assets and ability to realize benefits from any such curtailment;

•
Our procurement of electricity, alumina, carbon products and other raw materials and our assessment of pricing and costs, other terms relating thereto and our ability to realize the potential benefits to be provided to Grundartangi and our planned Helguvik smelter from the purchase by Century Vlissingen of carbon anode production assets in the Netherlands;

•
Our agreements for providing market-based power to the Hawesville and Sebree facilities and our ability to purchase electricity on the wholesale power market for Hawesville and Sebree at economical prices;

•	Our relationship with employees and labor unions;

•	The loss or a material change in the business of a significant customer;

•	Our limited control over certain of our operating assets;

•	Our ability to successfully execute our acquisition strategy and integrate any acquired businesses;

•
Estimates of our pension and other postretirement liabilities and future payments, property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Our settlement agreement with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility and future contributions to our defined benefit plans;

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;

•	Compliance with and changes in laws and regulations and the effect of future laws and regulations;

•	Our capital resources, projected financing sources and projected uses of capital;

•	Our debt levels and ability to incur or repay debt in the future, including the E.ON contingent obligation, and access the capital markets.

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this annual report. However, all forward-looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements, including those discussed in Item 1A, “Risk Factors,” and we cannot guarantee our future performance or results of operations, and you should not place undue reliance on these forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures we make in our quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K filed with the SEC.  See Item 1, “Business - Available Information.”

Overview
We produce primary aluminum.  Primary aluminum is an internationally traded commodity and its price is effectively determined on the London Metal Exchange (the “LME”).  Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current annualized primary aluminum production capacity is approximately 1,033,000 tonnes per year (“tpy”), of which 170,000 tpy remained curtailed as of December 31, 2013.  We produced approximately 777,000 tonnes of primary aluminum in 2013. We operate our business through one reportable segment, primary aluminum.

Primary Aluminum Facilities:

Facility	Location	Operational	Annualized Production Capacity (tpy)	Ownership Percentage
Grundartangi (1)	Grundartangi, Iceland	1998	294,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	250,000	100%
Sebree (2)	Robards, Kentucky, USA	1973	205,000	100%
Mt. Holly (3)	Mt. Holly, South Carolina, USA	1980	229,000	49.7%
Ravenswood (4)	Ravenswood, West Virginia, USA	1957	170,000	100%
Helguvik (5)	Helguvik, Iceland	N/A	N/A	100%

(1)
Through 2013, Grundartangi has achieved a production capacity increase of approximately 10,000 tpy as a result of an ongoing $65 million 40,000 tpy expansion project which is expected to be completed in 2016.

(2)	We acquired Sebree on June 1, 2013. In 2013, Sebree's production under Century's ownership was approximately 119,000 tonnes.

(3)	Alcoa holds the remaining 50.3% ownership interest and is the operator. Century’s share of Mt. Holly’s annualized production capacity is approximately 114,000 tpy.

(4)
In February 2009, we curtailed all operations at the Ravenswood facility.  We may in the future restart the curtailed operations upon the realization of several objectives, including an expectation of higher long-term LME prices, a new power agreement that would provide for flexibility in Ravenswood’s cost structure under adverse industry conditions or market-based pricing, passage of supporting legislation and a new labor agreement.

(5)
The Helguvik project is expected to have a rated production capacity of up to 360,000 tpy.  During 2013, project activity and spending remained at modest levels.  We plan to restart major construction activity if we are able to successfully resolve ongoing discussions with the contracted power suppliers or potentially other power suppliers for the project.  See “Electrical Power Supply Agreements.”

Carbon Anode Facilities:

 In addition to our primary aluminum assets, we own or hold stakes in other facilities at which we produce carbon products for the aluminum smelting process.

Facility	Location	Type	Capacity	Ownership Percentage
Century Vlissingen (1)	Vlissingen, the Netherlands	Carbon anodes	75,000 tpy	100%
BHH (2)	Guangxi Zhuang, China	Carbon anode, cathode and graphitized products	180,000 tpy anode; 20,000 tpy cathode/graphitized products	40%

(1)
Century Vlissingen restarted production in late 2013. The initial annual anode production capacity is expected to be 75,000 tonnes with an option to increase production capacity to 150,000 tonnes when we conclude it is feasible and advantageous to do so.

(2)	Guangxi Qiangqiang Carbon Co., Ltd. holds the remaining 60% ownership interest and is the operator of this facility. BHH supplies a portion of the anodes used in our Grundartangi facility.

Strategic Objectives

Our strategic objective is to maximize the financial returns we generate for our shareholders by: (a) optimizing our safety and environmental performance; (b) improving our cost structure for our existing assets by managing costs and improving productivity and efficiency; (c) pursuing upstream investment opportunities in bauxite mining, alumina refining and the production of other key operating supplies; and (d) expanding our primary aluminum business by improving and investing in the facilities we currently own as well as constructing, investing in or acquiring additional capacity.

The following table shows our primary aluminum shipment volumes since 2008.

Recent Developments

Information on our recent developments is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Competition

The market for primary aluminum is global, and demand for aluminum varies widely from region to region.  We compete with U.S. and international companies in the aluminum industry primarily in the areas of product portfolio, price, quality and service.  In addition, aluminum competes with materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications.

The weakening of primary aluminum prices since 2011 caused by, among other factors, high inventories and weak demand, has increased the pressure on the industry. Outside of China, producers have curtailed unprofitable production and delayed investment in expansion projects. Primary aluminum production in the United States and North America in 2013 decreased approximately 10% and 6%, respectively, from 2012 levels. This pattern is not unique to North America; similar trends are evident in Europe, Australia and other regions. Demand has begun to increase in the markets in which we operate; if this trend were to continue, we believe we are well positioned to take advantage of the recent reductions in regional production.

Our Hawesville plant is located adjacent to its largest customer.  This location allows Hawesville to deliver a portion of its production in molten form, at a cost savings to both parties, providing a competitive advantage over other potential suppliers. In addition, Hawesville is the largest producer of high purity aluminum in North America.

We believe that the proximity of Iceland to European markets provides a competitive advantage for Nordural. We believe that this location offers Century logistical benefits and freight savings compared to our competitors outside the EU. As a member of the European Economic Area, Iceland has duty free access to these European markets.

We produce high-grade billet in the United States at Mt. Holly and Sebree. We receive a significant product premium above the Midwest Transaction Price (which is LME price plus Midwest delivery premium) for our billet sales. In addition, the proximity to our customer base in key manufacturing areas in the U.S. provides a competitive advantage in freight costs over our foreign competitors. For additional information, see Item 1A, “Risk Factors - We may be unable to continue to compete successfully in the highly competitive markets in which we operate.”

Customer Base

In 2013, we derived approximately 85% of our consolidated sales from our four major customers: Glencore Xstrata plc (together with its subsidiaries, “Glencore”), Southwire Company (“Southwire”), RTA and BHP Billiton.  Our metal sales agreement with RTA (which had been entered into in connection with our acquisition of Sebree) and our tolling agreement with BHP Billiton expired at the end of 2013.  We have entered into a long-term metal agreement with Glencore to replace the BHP Billiton tolling agreement in Iceland and intend to sell production previously sold to RTA directly to Sebree's historical customer base and others.  Additional information about the revenues to these major customers is available in Note 20 Business segments to the consolidated financial statements included herein.  We currently have long-term primary aluminum sales or tolling contracts with Glencore and Southwire.  More information about these contracts is available under “Forward Physical Delivery Agreements” in Note 16 Forward delivery contracts and financial instruments to the consolidated financial statements included herein.

Financial Information about Segments and Geographic Areas

We operate in one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 20 Business segments to the consolidated financial statements included herein.

Major primary aluminum metal sales and tolling contracts

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Grundartangi Metal Agreement (1)	Glencore	All primary aluminum produced at Grundartangi, net of tolling and other sales commitments .	January 1, 2014 through December 31, 2017	Variable, based on LME and European Duty Paid premium
Southwire Metal Agreement (2)	Southwire	216 million pounds per year (high conductivity molten aluminum)	January 1, 2014 through December 31, 2014	Variable, based on U.S. Midwest Transaction Price

(1)
The Glencore Grundartangi Metal Agreement is for all metal produced at Grundartangi from 2014 through 2017, less commitments under existing tolling and other sales contracts.  Grundartangi currently estimates that it will sell Glencore approximately 155,000 tonnes of aluminum under this agreement in 2014.

(2)	Southwire may, at its option, increase the volume purchased under the agreement by up to four percent by adjusting their monthly metal commitment.

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Toll Agreement	Glencore	90,000 tpy	Through July 31, 2016	Variable, based on LME and European Duty Paid premium
Glencore Toll Agreement	Glencore	40,000 tpy	Through December 31, 2014	Variable, based on LME and European Duty Paid premium

Energy, Key Supplies and Raw Materials

We consume the following key supplies, energy and raw materials in the primary aluminum reduction process:

●	electrical power	●	carbon anodes	●	liquid pitch
●	alumina	●	cathode blocks	●	calcined petroleum coke
●	aluminum fluoride	●	natural gas	●	silicon carbide

Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 75% of our 2013 cost of goods sold.  We have long-term contracts to attempt to ensure the future availability of many of our cost components.  For a description of certain risks related to our raw material supplies and labor, see Item 1A, “Risk Factors.”

Supply Contracts

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below.  Grundartangi receives a portion of its alumina under alumina supply agreements, but this facility also tolls alumina provided by Glencore into primary aluminum. During 2013, Grundartangi also tolled approximately 263,000 tonnes of alumina provided by BHP Billiton under a tolling agreement. With the expiration of the BHP Billiton tolling agreement at the end of 2013, Grundartangi will shift more production from tolling to direct sales. We have entered into additional alumina supply agreements sufficient to support the increased direct sales production and the continued expansion of the Grundartangi plant. See above for more information on the tolling agreements.

Supplier	Quantity	Term	Pricing
Glencore	Approximately 766,000 tonnes	Through December 31, 2014	Variable, LME-based
Glencore (1)	Variable	Through December 31, 2017	Variable, LME-based
Noranda Alumina LLC ("Noranda")	Approximately 390,000 tpy	Through December 31, 2016	Variable, LME-based
BHP Billiton	Approximately 150,000 tpy	Through December 31, 2015	Variable, based on published alumina index

(1)
Under the terms of this agreement, Glencore will provide alumina supply for all of Century's requirements during the contract term, net of the other existing contractual commitments set forth above. For 2014, we have agreed to price half of our requirements under this agreement based on a published alumina index.

Electrical Power Supply Agreements

We use significant amounts of electrical power in the aluminum production process.  A summary of our long-term power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Grundartangi (1)(6)	Landsvirkjun	Through 2019 - 2036	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur (“OR”)
HS Orka hf (“HS”)
Hawesville (2)	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree (3)	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly (4)	South Carolina Public Service Authority	Through December 31, 2015	Fixed price, with fuel cost adjustment clause
Ravenswood (5)	Appalachian Power Company	Evergreen	Based on published tariff
Helguvik (6)	OR	Approximately 25 years from the dates of each phase of power delivery under the respective power agreements	Variable rate based on the LME price for primary aluminum
HS

(1)	The power delivered to Grundartangi is priced at rates based on the LME price for primary aluminum and is produced from hydroelectric and geothermal sources.

(2)
Effective on August 20, 2013, the Kentucky Public Service Commission (“KPSC”) approved a new power supply arrangement with Kenergy, a member cooperative of Big Rivers Electric Company (“Big Rivers”), and Big Rivers for providing market-based power to the Hawesville smelter. Under the arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator (“MISO”) pricing plus transmission and other costs incurred by them. In connection with the new power arrangement, CAKY is also seeking approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. See Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Electrical Power Developments in the U.S. in 2013 and 2014.”

(3)
On February 1, 2014, Sebree began taking power under a new market-based power contract, similar to the agreement we have reached for Hawesville, providing market-based power to the Sebree smelter. Under the arrangement, Kenergy and Big Rivers purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by them. See Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Electrical Power Developments in the U.S. in 2013 and 2014.”

(4)
Effective June 1, 2012, Mt. Holly and South Carolina Public Service Authority (“Santee Cooper”) amended the terms of Mt. Holly's power agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”). The energy charge for supplemental power from the off-system facility is based, among other factors, on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015.   We are currently in discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015. The deadline to give notice to reduce the contract demand to zero effective December 31, 2015 is June 30, 2014. Mt. Holly must give notice by that date to avoid any further costs if the parties do not agree to a new contract.

(5)
All operations at the Ravenswood facility are presently curtailed.  Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements. Ravenswood currently purchases a limited amount of power under the APCo Agreement as necessary to maintain its Ravenswood smelter.  Power is supplied under the APCo Agreement at prices set forth in published tariffs (which are subject to change), with certain adjustments.

(6)
In April 2013, Grundartangi received a ruling in an arbitration case holding that Grundartangi is restricted from reducing power under its existing power contracts in order to take power under the Helguvik power purchase agreement with OR. Grundartangi remains entitled to take power under the Helguvik power purchase agreement to the extent that its power needs exceed the amount of power provided under its existing power contracts. See Note 15 Commitments and contingencies to the consolidated financial statements included herein for additional information concerning this matter.

See “Item 1A, “Risk Factors — If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.”

Labor Agreements

Our labor costs at Hawesville, Sebree and Ravenswood are subject to the terms of labor contracts with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”), which generally have provisions for annual fixed increases in hourly wages and benefits adjustments.  The five labor unions represented at Grundartangi operate under a labor contract that establishes wages and work rules for covered employees.  The employees at Vlissingen are represented by the Federation for the Metal and Electrical Industry (“FME”), which negotiates working conditions with trade unions on behalf of its members. The employees at Mt. Holly are employed by Alcoa and are not represented by a labor union.  A summary of key labor agreements is provided below.

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2014
Hawesville	USWA	Through March 31, 2015
Sebree	USWA	Through October 28, 2014
Vlissingen	FME	Through May 1, 2015
Ravenswood	USWA	Expired August 31, 2010

Pricing

Generally, we price our products at a “market” price, in which the customer pays a regional delivery premium over the LME price, plus any value-added product premiums. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the value of regional delivery and product premiums, as well as the cost of electrical power, raw materials and other operating supplies used in production.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in these items through the use of various fixed-price commitments and financial instruments.  We purchase most of our alumina for all of our facilities and electrical power at Grundartangi at prices indexed to the price of primary aluminum; this mechanism provides a “natural hedge” in the pricing of some of our largest production costs.  Hawesville and Sebree have recently shifted to market-based power arrangements and, thus, are subject to significant volatility in their power costs for a variety of reasons beyond our control. We may enter into forward contracts or other hedging arrangements to mitigate our electrical power price risk, but did not hold any such contracts as of December 31, 2013.

Primary Aluminum Facilities

Grundartangi

The Grundartangi facility, located in Grundartangi, Iceland, is owned and operated by Nordural Grundartangi ehf.  Grundartangi is our most modern and lowest cost facility.  Operations began in 1998 and production capacity has expanded to its current annualized production capacity of approximately 294,000 tpy. Through 2013, Grundartangi has achieved a production capacity increase of approximately 10,000 tpy as a result of an ongoing $65 million 40,000 tpy expansion project which is expected to be completed in 2016.

Grundartangi operates under various long-term permits and agreements with the Government of Iceland, local municipalities, and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).  These agreements include: (a) an investment agreement that establishes Grundartangi's tax status and the Government's obligations to grant certain permits; (b) a reduction plant site agreement by which Grundartangi leases the property; and (c) a harbor agreement by which Grundartangi is granted access to the port at Grundartangi through 2020, subject to renewal at its option. Grundartangi is currently in the process of expanding its operating permit for aluminum production.  The current operating permit is for 300,000 tpy and is valid until June 2020.

Tolling Agreements.  Grundartangi has long-term tolling agreements with Glencore for approximately half of its expected production capacity.  Under these agreements, Glencore provides Grundartangi alumina and receives primary aluminum in return for tolling fees that are based on the price of primary aluminum.  See Note 16 Forward delivery contracts and financial instruments to the consolidated financial statements included herein for more information about these agreements.

Direct Sales. In 2013, Grundartangi sold approximately 13,000 tonnes of primary aluminum outside of the tolling agreements, using alumina purchased under an alumina supply agreement with Glencore. With the expiration of the BHP Billiton tolling agreement at the end of 2013, Grundartangi has entered into a new direct sales agreement with Glencore described under “Metal Sales Agreement” below.

Metal Sales Agreement. In 2013, Grundartangi entered into a new agreement to sell to Glencore all primary aluminum produced at Grundartangi from 2014 through 2017 at market prices, less commitments under existing tolling and other sales contracts (the “Glencore Grundartangi Metal Agreement”). Grundartangi currently estimates that it will sell to Glencore approximately 155,000 tonnes of aluminum under this agreement in 2014. More information on the Glencore Grundartangi Metal Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward delivery contracts and financial instruments to the consolidated financial statements included herein.

Power. See “Supply Contracts - Electrical Power Supply Agreements” above for additional information.

Employees.  Our employees at Grundartangi are represented by five labor unions that operate under a labor contract that expires on December 31, 2014.  See “Supply Contracts - Labor Agreements” above.

Hawesville

Hawesville is owned and operated by CAKY.  Hawesville is located adjacent to the Ohio River near Hawesville, Kentucky and began operations in 1970.  Hawesville has five reduction potlines with an annualized production capacity of approximately 250,000 tonnes.

Hawesville is the largest producer of high purity primary aluminum in North America. Four of Hawesville's five potlines are specially configured and operated to produce high purity primary aluminum. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%.  High purity primary aluminum is sold at a significant premium to standard-purity aluminum.  Hawesville’s specially configured facility is also capable of providing high-conductivity metal used in electrical wire and cable products as well as for certain aerospace applications.

Metal Sales Agreement.  We had a contract to sell to Glencore all primary aluminum we produce in the U.S., less existing commitments and high purity sales, at variable pricing determined by reference to the LME price for primary aluminum, plus the Midwest Premium (the “Midwest Transaction Price”) through December 31, 2013 (the “Glencore Sweep Agreement”). Hawesville has an aluminum sales contract with Southwire (the “Southwire Metal Agreement”) to sell molten aluminum to Southwire.  The Southwire Metal Agreement extends through December 2014.  The price for aluminum delivered to Southwire is variable and is determined by reference to the Midwest Transaction Price and additional product premiums. Under the contract, Hawesville supplies approximately 216 million pounds (approximately 98,000 tonnes) of primarily high-conductivity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility, with an option for Southwire to purchase an additional 4%.  More information on the Southwire Metal Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward delivery contracts and financial instruments to the consolidated financial statements included herein.

Alumina.  Hawesville receives its alumina supply from Noranda and Glencore under long-term alumina purchase agreements.

Power.  See “Supply Contracts - Electrical Power Supply Agreements” above for additional information.

Employees.  The bargaining unit employees at Hawesville are represented by the USWA.  The collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires in March 2015.
CAKY has issued a conditional notice to the employees at the Hawesville smelter of its intent to curtail all plant operations if certain approvals related to the market-based power arrangements are not received.  The conditional notice was made on April 16, 2013 pursuant to the federal Worker Adjustment and Retraining Notification Act (“WARN”). The WARN notice has been extended through March 31, 2014.

Sebree

Sebree is owned and operated by Century Sebree.  Sebree is located adjacent to the Green River near Robards, Kentucky and began operations in 1973.  Sebree has three reduction potlines that have an annualized production capacity of 205,000 tonnes.

Sebree casts molten aluminum from the potlines into two primary products, billet and sow. Approximately one-half of Sebree's production is cast into billet. Billet is a value-added primary aluminum product and is sold at a premium to sow.

Metal Sales Agreement.  In connection with the acquisition of Sebree in June 2013, Sebree agreed to sell all of its primary aluminum production for the remainder of 2013 to RTA (the “Sebree Metal Agreement”). Following the expiration of the Sebree Metal Agreement at the end of 2013, Sebree intends to sell its production directly to its traditional customer base as well as other customers.

Alumina.  After the acquisition of Sebree in June 2013, Sebree continued to purchase alumina from RTA through October 31, 2013. Thereafter and in 2014, Sebree did and will receive its alumina supply from Glencore under a long-term alumina purchase agreement.

Power.  See “Supply Contracts - Electrical Power Supply Agreements” above for additional information.

Employees.  The bargaining unit employees at Sebree are represented by the USWA. The collective bargaining agreement, which covers all of the represented hourly employees at Sebree, expires on October 28, 2014.

Mt. Holly

Mt. Holly, located in Mt. Holly, South Carolina, was built in 1980 and is the most recently constructed aluminum reduction facility in the United States.  The facility consists of two potlines with an annualized production capacity of 229,000 tpy and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other value-added primary aluminum products. Value-added primary aluminum products are sold at a premium to standard-grade primary aluminum.  Our 49.7% interest represents approximately 114,000 tpy of the facility’s annualized production capacity.

Our interest in Mt. Holly is held through Berkeley. Under the Mt. Holly ownership structure, we hold an undivided 49.7% interest in the property, plant and equipment comprising the aluminum reduction operations at Mt. Holly and an equivalent share in the general partnership responsible for the operation and maintenance of the facility.  Alcoa owns the remaining 50.3% interest in Mt. Holly and an equivalent share of the operating partnership.  Under the terms of the operating partnership, Alcoa is responsible for operating and maintaining the facility.  Each owner supplies its own alumina for conversion to primary aluminum and is responsible for its proportionate share of operational and maintenance costs.

Metal Sales Agreements.  We had a contract to sell to Glencore 20,400 tpy of primary aluminum through December 31, 2013, produced at Mt. Holly or Hawesville, at a price determined by reference to the Midwest Transaction Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium (the “Glencore Metal Agreement”).

Alumina.  Substantially all of our alumina requirements for Mt. Holly are provided by Glencore under agreements that extend through 2017.  The pricing for alumina under our contracts with Glencore is variable and based on the LME price for primary aluminum.

Power.  See “Supply Contracts - Electrical Power Supply Agreements” above for additional information.

Employees.  The employees at Mt. Holly are employed by Alcoa and are not represented by a labor union.

Ravenswood

The Ravenswood facility is owned and operated by CAWV.  Built in 1957, Ravenswood has four potlines with a rated production capacity of 170,000 tpy.  The facility is located adjacent to the Ohio River near Ravenswood, West Virginia.

In February 2009, we conducted an orderly curtailment of the plant operations at Ravenswood.  We may restart the curtailed operations upon the realization of several objectives, including an expectation of higher long-term LME prices, a new power agreement that would provide for flexibility in Ravenswood’s cost structure under adverse industry conditions or market-based pricing, passage of supporting legislation and a new labor agreement.

Legislation has been passed in West Virginia that gives us the ability to enter into discussions with the public service commission and other applicable entities in regard to an enabling power contract for the curtailed plant.  We have engaged in discussions with APCo and other stakeholders.  Until those discussions have progressed further it is not possible to predict when or if a restart of the plant might occur.

Power.  See “Supply Contracts - Electrical Power Supply Agreements” above for additional information.

Employees.  The bargaining unit employees at Ravenswood represented by the USWA were under a labor agreement that expired in August 2010.

Helguvik project

The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland and is owned and would be operated through Nordural Helguvik ehf.

We commenced construction of the Helguvik project in June 2008.  We significantly reduced construction activity and spending on the project in late 2008 in response to the global financial crisis and deterioration of Icelandic economic and political conditions, including the financial condition of our contracted power suppliers.  Construction activity and spending on the project remain significantly curtailed pending confirmation from the contracted power suppliers or potentially other power suppliers that they will be able to deliver the required power per an agreed schedule.  See “Supply Contracts – Electrical Power Supply Agreements.”   We are working to complete the activities required for a full restart of construction activity at Helguvik as soon as we have resolution of the power supply issues.  Capitalized costs for the project through December 31, 2013 were approximately $149 million, with approximately $3 million incurred during 2013.  See Item 1A, “Risk Factors – Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time” and “If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.”

Power.  See “Supply Contracts - Electrical Power Supply Agreements” above for additional information.

Helguvik Investment Agreement.  Nordural Helguvik ehf and the Government of Iceland entered into an Investment Agreement for Helguvik in August 2009.  The Helguvik Investment Agreement and associated Enabling Act, governs, among other things, the fiscal regime associated with the project and includes a commitment by the Government of Iceland to assist us in obtaining necessary regulatory approvals for completion of the Helguvik project.

Environmental Impact Assessment and Operating License.  Nordural Helguvik ehf has received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment for the proposed Helguvik smelter as well as an Operating License enabling production of up 250,000 tpy.

Transmission Agreement. Nordural Helguvik ehf has entered into a transmission agreement with Landsnet hf (“Landsnet”) to provide an electrical power transmission system to the Helguvik project.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.  As a result of delays in construction of the Helguvik project, the parties are currently in discussions with respect to the timeline for construction of the transmission system.

Other agreements.  We have also entered into a site and harbor agreement, as well as technology and equipment supply agreements with respect to the Helguvik project.

Carbon Products Facilities

Century Vlissingen

In June 2012, Century Vlissingen purchased substantially all of the assets of the idled former Zeeland Aluminum Company (“Zalco”) anode production facility located in Vlissingen, the Netherlands. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option.

The anode production facility, which was curtailed by Zalco in December 2011, required a significant capital investment to comply with environmental regulations and optimize anode production for our customers, including Grundartangi and potentially the planned Helguvik smelter.

Century Vlissingen restarted production in late 2013. The initial annual anode production capacity is expected to be 75,000 tonnes with an option to increase production capacity to 150,000 tonnes when we conclude it is feasible and advantageous to do so.

Baise Haohai Carbon Company, Ltd.

We have a joint venture agreement in which we hold a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The BHH facility has an anode production capacity of 180,000 tpy and a cathode baking and graphitization capacity of 20,000 tpy.  The facility began operations in 2008.

Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.

Anode agreement.  BHH provides anodes to Grundartangi under a long-term agreement through 2014, renewable through December 31, 2017.

Environmental Matters

We are subject to various environmental laws and regulations both in the U.S. and in other countries.  We have spent, and expect to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Note 15 Commitments and contingencies to the consolidated financial statements included herein.

Intellectual Property

We own or have rights to use a number of intellectual property rights relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these intellectual property rights.

Employees

As of December 31, 2013, we have approximately 1,800 employees.

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors.  The following table details certain information about our executive officers as of February 28, 2014.

Name	Age	Position and Duration
Michael A. Bless	48	President and Chief Executive Officer since November 2011. Executive Vice President and Chief Financial Officer from January 2006 to October 2011.
Jesse E. Gary	34
Executive Vice President, General Counsel and Secretary since February 2013.  Associate General Counsel and Assistant Secretary from June 2010 to January 2013. Associate General Counsel from February 2010 to May 2010.

Michelle M. Harrison	38
Senior Vice President, Finance and Treasurer since January 2013. Vice President and Treasurer from February 2007 to December 2012. Treasurer since June 2006. Assistant Treasurer from November 2005 to June 2006. Corporate Financial Analyst from May 2000 to October 2005.

John E. Hoerner	56	Vice President – North America Operations since September 2011.

Prior to joining Century, Mr. Gary practiced law at Wachtell, Lipton, Rosen & Katz from July 2007 to January 2010.

Prior to joining Century, Mr. Hoerner served as General Director of Finished Production for the Western Division of RUSAL from 2010 to August 2011 and Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) from 2003 through 2010.

Mr. Bless and Ms. Harrison joined Century in 2006 and 2000, respectively.  Their respective biographical information is set forth in the table above.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), effective August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires issuers that file periodic reports with the SEC to disclose in their annual and quarterly reports whether, during the reporting period, they or any of their “affiliates” (as defined in Rule 12b-2 under the Exchange Act) have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with applicable laws. Issuers must also file a notice with the SEC if any disclosable activity under ITRA has been included in an annual or quarterly report.
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

During 2013 as previously reported, non-U.S. affiliates of the largest stockholder of the Company (“non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products as well as sale and purchase contracts for metal oxides and metals with Iranian entities wholly or majority owned by the GOI. All contracts were conducted in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to these contracts did not exceed the value of $163.4 million for the twelve months ended December 31, 2013. This figure includes the gross revenue of goods sold in 2013 but purchased in previous years. The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate the net profit attributable to the contracts with the GOI would not exceed a small fraction of the gross revenue from such contracts. It is not possible to determine accurately the precise net profit attributable to these contracts.

These contracts disclosed above do not violate applicable sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, and are not the subject of any enforcement action under Iran sanction laws.

In compliance with applicable economic sanctions and in conformity with U.S. secondary sanctions, the non-U.S. Stockholder Affiliates expect to continue to engage in similar activities in the future relating to agricultural products.
Century and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the twelve months ended December 31, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply, political and economic conditions and other related factors.  For example, aluminum warehouse inventory levels remain at very high levels, which may cause primary aluminum prices and regional delivery premiums to fall as such inventory enters the market.  Historically, aluminum prices have been volatile, and we expect such volatility to continue. The cash aluminum price, as quoted on the LME, averaged approximately $1,846 per tonne in 2013; this level is below the average price of approximately $2,019 per tonne for the previous five years. The LME cash aluminum price on February 28, 2014 was $1,724 per tonne.

Declines in primary aluminum prices have a negative impact on our earnings and cash flows.  Although Midwest and European Duty Paid premiums reached levels substantially higher than historical averages in 2014, we expect these premiums to decrease, which would have a negative impact on our results of operations. If the price we realize for our products falls below our cost of production, we may choose or be forced to curtail all or a portion of our operations or otherwise restructure our operations.  There can be no assurance that we will be able to take actions necessary to curtail or otherwise restructure our operations, if these steps are required.  Future downturns in aluminum prices (and regional delivery and other premiums) may significantly reduce the amount of cash available to meet our obligations and fund our long-term business strategies and could have a material adverse effect on our business, financial position, results of operations and liquidity.

Disruptions to, or changes in the terms of, our raw material and electricity supply arrangements could increase our production costs.

Our business depends upon the adequate supply of alumina, electricity, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes and other materials at competitive prices.  Disruptions to the supply of these production inputs could occur for a variety of reasons, including disruptions of production at a particular supplier’s facility or power plant.  For some of these production inputs, such as power and anode supply, we rely on a limited number of suppliers. Many of our supply agreements are short term or expire in the next few years. We can provide no assurance that we will be able to renew such agreements at commercially favorable terms, if at all.

Any supply disruption may require us to purchase these products on less favorable terms than under our current agreements due to the limited number of suppliers of these products or other market conditions.  In some instances, we may be unable to secure alternative supply of these resources. In addition, we may not be able to obtain alumina or power in the future at prices that are based on the LME.  Because we sell our products based on the LME price for primary aluminum, we would not be able to pass on any increased costs of raw material that are not linked to the LME price to our customers.  A disruption in our materials or electricity supply may adversely affect our operating results if we are unable to secure alternate supplies of materials or electrical power at comparable prices.

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

We use large amounts of electricity to produce primary aluminum.  Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and prolonged losses of power may result in the hardening or “freezing” of molten aluminum in the pots where it is produced, which could require an expensive and time consuming restart process.  Disruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts, natural disasters or other catastrophic events.  Our movement toward market-based power supply arrangements has further increased the risk that disruptions in the supply of electrical power to our domestic operations could occur. Under these arrangements we have greater exposure to transmission line outages, problems with grid stability and limitations on energy import capability. An alternative supply of power in the event of a disruption may not be feasible.  If a disruption in the supply of electrical power at one of our facilities were to occur, we may lose production for a prolonged period of time, experience pot instability that could decrease levels of productivity and incur significant losses. Such a condition may also force a curtailment of all or part of the production at any of these facilities and could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Increases in energy costs adversely affect our business.

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. We have finalized a new market-based electricity arrangement for each of Hawesville and Sebree. Market-based electricity contracts expose us to market price volatility and fluctuations. In addition, we do not have experience purchasing electricity on the open market or otherwise managing market-based electricity arrangements. Our movement toward market-based power supply arrangements, therefore, has increased our electrical power price risk for our domestic operations. There can be no assurance that such market-based power supply arrangements will result in lower electricity costs. Electrical power prices have fluctuated significantly in recent years (for instance, as a result of extreme weather conditions), without any direct relationship to the price of aluminum. Market fluctuations that lead to increased electricity and energy prices could have a material adverse effect on our business, financial position, results of operations and liquidity.

A significant portion of the electrical power supplied to Mt. Holly is produced by natural gas. An increase in the price of natural gas would also increase the price that Mt. Holly pays for electricity. The Mt. Holly power contract also has take-or-pay type provisions, so our financial position, results of operations and cash flows of Mt. Holly and Century may be adversely affected by the price for electrical power even if we curtail unprofitable production capacity at this facility. Significant increases in electricity costs at any of our operations may have a material adverse effect on our business, financial position, results of operations and liquidity.

If we are unable to successfully finalize regulatory and transmission issues relating to our new power arrangement at our Hawesville smelter, we would likely have to curtail this facility.
Effective August 20, 2013, the KPSC approved a new power supply arrangement for Hawesville with Kenergy and Big Rivers that allows the power companies to purchase power on the open market and pass it through to Hawesville at MISO pricing plus transmission and other costs incurred by them. However, there are still significant regulatory and transmission issues that remain unresolved with respect to the new power supply arrangement at Hawesville. We must also incur substantial capital expenditures at Hawesville in order to successfully implement this new power supply arrangement. If we are unable to successfully resolve the regulatory and transmission issues, or fund the necessary capital expenditures, then the Hawesville smelter would likely have to be curtailed. A curtailment of the Hawesville plant would impose various costs on us that could have a material adverse effect on our business, financial position, results of operations and liquidity.
In addition, uncertainty regarding the future operation of this smelter may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not this plant is ultimately curtailed. For example, on April 16, 2013, we issued a conditional WARN notice to our employees in Hawesville that has been extended through March 31, 2014 given the potential plant closure. We may also need to take actions to terminate other customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial position, results of operations and liquidity.

Curtailment of unprofitable aluminum production at our U.S. facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.

Curtailing unprofitable production to reduce our operating costs requires us to incur substantial expense, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production.

If we are unable to realize the intended effects of any production curtailment, including at our currently curtailed Ravenswood facility, or if any production curtailment or other restructuring does not achieve sufficient reduction in operating expenses, we may have to seek bankruptcy protection for some or all of our U.S. subsidiaries; we could also be forced to divest some or all of these subsidiaries.  If we were to seek bankruptcy protection for any of these subsidiaries, we would face additional risks.  Such action could cause concern among our customers and suppliers, distract our management and our other employees and subject us to increased risks of lawsuits.  Other negative consequences could include negative publicity, which could have an impact on the trading price of our securities and affect our ability to raise capital in the future.

Any curtailments of our U.S. operations, or actions taken to seek bankruptcy protection or divest some or all of our U.S. subsidiaries, could have a material adverse effect on our business, financial position, results of operations and liquidity.
International operations expose us to political, regulatory, currency and other related risks.
We receive a significant portion of our revenues from our international operations, primarily in Iceland.  These operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, taxes, export duties, currency restrictions and exchange, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws and regulations.  Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future adverse changes in these laws could have a material adverse effect on our business, financial position, results of operations and liquidity.
Our international operations are also exposed to risks related to the challenges in obtaining permits necessary to run them.  For example, the Grundartangi expansion program is subject to the receipt of an operating permit from Icelandic regulators. If we are unable to obtain this permit, we will not be permitted to produce more than 300,000 tpy of primary aluminum at Grundartangi and we will only realize a partial return on our significant investment in the Grundartangi expansion.

In addition, we may be exposed to fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. As we continue to explore other opportunities outside the U.S., including the expansion program at Grundartangi, the Helguvik project and the restart of Vlissingen, our currency risk with respect to the Icelandic krona (“ISK”), the euro and other foreign currencies will significantly increase.

If economic, financial and political conditions in Iceland were to deteriorate our financial position and results of operations could be adversely impacted.

Iceland is important to our business.  Disruptions in Iceland’s economic, financial and political systems have decreased the stability of Iceland’s economy and financial markets and made cash management activities in Iceland more challenging.  For example, the Icelandic government and the Central Bank of Iceland are restricting the transfer of funds into and outside of Iceland.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland. While we currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements. In addition, as payables become due in Iceland, we must transfer funds through the Icelandic banking system. If economic, financial or political conditions in Iceland deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to operate our Grundartangi smelter, including paying vendors, processing payroll and receiving payments, as well as our ability to complete the Helguvik project, could be adversely impacted, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

New LME warehousing rules could cause aluminum prices to decrease.

The LME has announced new rules scheduled to take effect on April 1, 2014 that will require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. These or other new rules could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums and LME aluminum prices to fall. Declines in aluminum prices and regional delivery premiums reduce our earnings and cash flows. Downturns in regional delivery premiums and aluminum prices may significantly reduce the amount of cash available to meet our obligations and fund our long-term business strategies and could have a material adverse effect on our business, financial position, results of operations and liquidity.

We require substantial resources to pay our operating expenses and fund our capital expenditures.

We require substantial resources to pay our operating expenses and fund our capital expenditures, including construction at our Helguvik project, the expansion programs at our Grundartangi smelter, the restart of Vlissingen and to implement the new power supply arrangement at Hawesville.  In addition, if we were to resume operations at our Ravenswood smelter, we would incur substantial capital expenditures, working capital funding and operating expenses.  If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could require substantial liquidity and access to sources of funds, including from capital and credit markets.

If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures, take advantage of market opportunities or fund operations, capital expenditure or other obligations, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of, or failure to complete, this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time.

Nordural Helguvik ehf, our indirect, wholly owned subsidiary, has significantly curtailed construction activity and spending at our Helguvik project in response to ongoing negotiations with the power companies contracted to provide power to the Helguvik project.  See “If we are unable to procure a reliable source of power, the Helguvik project may not be feasible,” and “If economic, financial and political conditions in Iceland were to deteriorate, our financial position and results of operations could be adversely impacted.”  Nordural Helguvik cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner.  We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner.  If we fail to achieve operations at Helguvik, we may have to recognize a loss on our investment, which would have a material adverse impact on our earnings.

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

Even if we were to receive the necessary approvals and extensions on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, in addition to procuring a reliable source of power, we would need to arrange additional financing and secure a supply of necessary raw materials.  Furthermore, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project infeasible.

We intend to finance our future capital expenditures from available cash, cash flow from operations and accessing capital markets.  We may be unable to raise additional capital, or do so on attractive terms, due to a number of factors, including a lack of demand, poor economic conditions, interruptions in the capital markets, unfavorable interest rates or our financial condition or credit rating at the time.   If additional capital resources are unavailable, we may further curtail construction and development activities.

Further delay in the completion of the project or increased costs could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.

The Helguvik project will require generation and transmission of a substantial amount of electricity to power the smelter.  Nordural Helguvik has entered into agreements with two providers of power, HS and OR.  Each of HS and OR has alleged that certain conditions to the delivery of power under the power agreements have not yet been satisfied.  If we are unable to reach agreement with each of HS and OR, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.  Any failure to complete the Helguvik project, or any further delays in completing the project could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The generation of the contracted power for the Helguvik project will also require successful development of new energy sources by our contracted power providers and completion of the necessary transmission infrastructure to service the Helguvik project.  If there are construction delays or technical difficulties in developing these new energy sources or transmission infrastructure, power may be delayed or may not be available.  Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and transmission of electric power are substantially beyond our ability to control, influence or predict, including the power and transmission providers’ ability to finance and obtain necessary permits, real property and other rights for the development of new energy sources and associated transmission infrastructure.  In addition, if Nordural Helguvik is unable to proceed with the Helguvik project, it may incur significant reimbursement obligations for certain costs incurred by third party providers under transmission and other agreements entered into in connection with the Helguvik project and remain subject to significant power commitments already confirmed under its agreement with OR.  If the power or transmission providers are unable to provide or transmit the contracted amounts of power, such failure could substantially delay or make the Helguvik project infeasible and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our failure to maintain satisfactory labor relations could adversely affect our business.

The bargaining unit employees at our Grundartangi, Hawesville, Sebree, Vlissingen and Ravenswood smelters are represented by labor unions, representing approximately 75% of our total workforce.  If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  In addition, the collective bargaining agreements for our bargaining unit employees at our Grundartangi, Hawesville, Vlissingen and Sebree locations expire in either 2014 or 2015. The Sebree labor contract expires on October 28, 2014 and the Hawesville labor contract expires on March 31, 2015. We may not be able to renegotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our facilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

We could be adversely affected by the loss of a major customer or changes in the business or financial condition of our major customers.

In 2013, we derived approximately 85% of our consolidated sales from our major customers: Southwire, Glencore, RTA and BHP Billiton.  In 2014 and beyond, we expect to further concentrate our customer base to two major customers (Glencore and Southwire) as our metal sales and tolling agreements with RTA and BHP Billiton expired in 2013 and were not renewed. A significant downturn or deterioration in the business or financial condition of one of these major customers could have a material adverse effect on our results of operations. In addition, a loss of either of these customers or failure to renew one of these major contracts could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are exposed to the credit risks of our customers, and any material nonpayment or nonperformance by one or more of our customers may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Following our acquisition of Sebree, we are attempting to expand the number of customers that we sell our primary aluminum products to. Some of these customers are not as well capitalized as our historical customers, exposing us to increased credit risks. In addition, some of these customers have relatively short operating periods or limited financial information available, making it more difficult for us to accurately assess the associated credit risks. We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them may have a material adverse effect on our business, financial position, results of operations and liquidity.

Our ability to access the credit and capital markets on acceptable terms may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

Our credit rating was, and continues to be, adversely affected by unfavorable market and financial conditions.  Our existing credit ratings, or any future negative actions the credit agencies may take, could affect our ability to access the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.   An inability to access capital and credit markets when needed in order to refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial position, results of operations and liquidity.

We may be unable to continue to compete successfully in the highly competitive markets in which we operate.

We are engaged in a highly competitive industry. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. Many of our competitors are larger than we are and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions. Similarly, competitors with superior cost positions to ours may be better able to withstand reductions in price or other adverse industry or economic conditions. If we are not able to compete successfully, our business, financial position, results of operations and cash flows could be materially and adversely affected.

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

As of December 31, 2013, we had an aggregate of approximately $263 million of outstanding debt, $8.6 million of which will become due in 2014.  We may incur additional debt in the future.

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

We have various obligations to make payments in cash, including contractual commitments, pension funding, and certain contingent obligations, that will reduce the amount of cash available to make interest payments required on our outstanding debt and for other uses.  Our industrial revenue bonds (“IRBs”) and any borrowings on our U.S. and Iceland revolving credit facilities are at variable interest rates, and future borrowings required to fund working capital at our businesses, construction of the Helguvik project, acquisitions, or other strategic opportunities may be at variable rates.  An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.  In addition to our debt, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our operational flexibility.

Our ability to pay interest on and to repay or refinance our debt and to satisfy other commitments will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control.  Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs.  If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital.  There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all, and if we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.

We may incur substantial additional debt in the future. Although the loan and security agreement governing our U.S. revolving credit facility and the indenture governing the 7.5% Senior Secured Notes due 2021 (the “7.5% Notes”) limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  For example, as of December 31, 2013, approximately $68 million was available to us for borrowing under our U.S. revolving credit facility and $44 million was available to us under our Iceland revolving credit facility, which our wholly-owned subsidiary Nordural Grundartangi ehf entered into in the fourth quarter of 2013.  In addition, the loan and security agreement governing our U.S. revolving credit facility and the indenture governing the 7.5% Notes do not prevent us from incurring certain obligations that do not constitute debt as defined in these agreements.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt or other obligations, would increase.

We depend upon intercompany transfers from our subsidiaries to meet our debt service obligations.

We are a holding company and conduct all of our operations through our subsidiaries.  Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries.  Subject to the restrictions contained in our U.S. revolving credit facility and the indenture governing our 7.5% Notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on intercompany transfers by those subsidiaries.  In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.  For example, the Icelandic government and the Central Bank of Iceland currently restrict the free transfer of funds outside of Iceland.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland.

We may be required to write down the book value of certain assets.

We are required to perform various analyses related to the carrying value of various assets whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given changes in the extent and manner our assets are being used, changes in certain factors critical to our industry, as well as recent global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  For instance, if we do not eventually resume operations at Ravenswood or we do not complete the Helguvik project, we may be required to recognize a loss related to all or a portion of the assets of these facilities. The net carrying value of Ravenswood was approximately $50 million at December 31, 2013. The aggregate capital expenditures through December 31, 2013 related to the Helguvik project were approximately $149 million.  In the future, we will continue to evaluate our assets for impairments, which could be significant.  Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and increase our accumulated deficit. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.

Climate change legislation or environmental regulations may adversely impact our operations.

Climate change and greenhouse gas emissions are the subject of significant attention in the countries in which we operate and a number of governments or governmental bodies in these countries have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change.  For example, as a member of the European Economic Area and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and prepare to abide by Directive 2003/87/EC of the European Parliament which establishes a “cap and trade” scheme for greenhouse gas emission allowance trading.  Because Iceland was granted emissions allowances under the Kyoto Protocol through 2012, Iceland has implemented Directive 2003/87/EC, and is complying with the Directive by participating in the European Union (“EU”) Emission Trade Scheme from January 1, 2013.  Although we will receive approximately 90% of needed carbon dioxide allowances for the Grundartangi smelter free of charge, the economic impact of implementing this system is not fully known as cost of allowances could rise and we cannot be certain that Helguvik will be granted free allowances if the project is completed.

Implementation of these potential regulatory changes or others is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  As a result of the foregoing, we may incur increased capital expenditures resulting from required compliance with such regulatory changes, increased energy costs, costs associated with a “cap and trade” system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.  For example, “cap and trade” legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial position, results of operations and liquidity.

We and our suppliers are subject to a variety of environmental laws and regulations that may have a material adverse effect on our business, financial position, results of operations and liquidity.

We are obligated to comply with various foreign, federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, China and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. We also are currently, and may in the future be, responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.  In addition, many of our key suppliers are subject to environmental laws and regulations that may affect their costs of production resulting in an increase in the price of the products that we purchase from them. For instance, much of the power we purchase in the U.S., is generated at coal-based power plants, which are subject to significant environmental regulation. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may have a material adverse effect on our business, financial condition, results of operations and liquidity. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire or operate in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than expected.

Unpredictable events, including natural disasters, dangerous weather conditions, terrorist attacks and political unrest, may adversely affect our ability to conduct business.

We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters, including Iceland.  Iceland suffered several natural disasters and extreme weather events in 2010, 2011 and 2012, including significant volcanic eruptions and earthquakes.  In addition, our Grundartangi smelter lost power for approximately three hours in January 2012 as the result of damage sustained due to abnormal and extreme weather conditions at an off-site electrical substation owned and operated by the national power grid operator.

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

For example, we consummated the Sebree acquisition in June 2013. We are subject to numerous risks following the consummation of the Sebree acquisition, including, for example, that we may incur costs and expenses associated with any unidentified or potential liabilities, we may not achieve anticipated revenue and cost benefits from the Sebree acquisition and unforeseen difficulties may arise in integrating the acquired Sebree operations into our existing operations.

Accordingly, our past or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial position, results of operations and liquidity.

Any restart of the Ravenswood smelter would involve significant risks and uncertainties.

In 2009, we curtailed all operations at our Ravenswood smelter.  We may restart the curtailed operations upon the realization of several objectives, including an expectation of higher long-term LME prices, a new power agreement that would provide for flexibility in Ravenswood’s cost structure under adverse industry conditions or market-based pricing, passage of supporting legislation and a new labor agreement. If we are unable to realize these and other objectives, a restart of the Ravenswood smelter may not be feasible. Any potential restart of operations at the Ravenswood smelter would involve significant risks and uncertainties, including:

•	we may spend time and incur significant costs and liabilities pursuing a restart that does not occur or that does not achieve the anticipated benefits; and

•	it may be challenging for us to manage our existing business as we restart operations at Ravenswood.

Accordingly, any potential restart of operations at Ravenswood might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial position, results of operations and liquidity.

Our ability to utilize certain net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change” under the Internal Revenue Code.

As of December 31, 2013, we had federal net operating loss carryforwards of approximately $1.3 billion, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if our “five-percent shareholders,” as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

Glencore may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.

Glencore beneficially owns approximately 41.8% of our outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has an overall 46.6% economic ownership of Century. In addition, three of our nine directors were appointed by Glencore pursuant to support agreements with Glencore. Glencore is also one of our largest customers, and in 2013 represented approximated 35.1% of our consolidated sales. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. Because of the interests described above, Glencore may have substantial influence over our business, and on the outcome of any matters submitted to our stockholders for approval.

In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between Glencore and our other stockholders. For example, Glencore may, in the future, engage in a wide variety of activities in our industry that may result in conflicts of interest with respect to matters affecting us. In addition, because of the interests described above, any future agreements or arrangements that we enter into with Glencore may not be comparable to those we could have negotiated with an unaffiliated third party.

Item 1B. Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.

Item 2. Properties

Owned Properties:

Facility	Ownership
Hawesville	100%
Sebree	100%
Ravenswood	100%
Mt. Holly	49.7% Century; 50.3% Alcoa

Leased Properties:

Facility	Term
Grundartangi	long-term operating lease through 2020, renewable at our option
Helguvik	long-term operating lease expected through 2060, with automatic extension provision
Century Vlissingen	long-term operating lease through 2017, automatically renewable for five year terms through 2042
Chicago Corporate Office	long-term operating lease that expires in September 2024
Except for our Ravenswood facility, which was curtailed in February 2009, our Vlissingen facility, which resumed operations in late 2013, and Helguvik, which is under construction, all of our facilities are operating at or near their full productive capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

Item 3. Legal Proceedings

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at December 31, 2013, refer to Note 15 Commitments and contingencies to the consolidated financial statements included herein.

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

	2013		2012
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$9.70	$7.68	$11.30	$8.57
Second quarter	10.60	6.26	9.46	6.51
Third quarter	10.53	7.65	8.50	5.52
Fourth quarter	10.49	7.80	8.84	6.63

Holders

As of February 28, 2014, there were 35 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

Dividend Information

We did not declare dividends on our common stock in 2013 or 2012.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.

Our U.S. revolving credit facility and the indenture governing our 7.5% senior secured notes due 2021 (the “7.5% Notes due 2021”) contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6 Debt to the consolidated financial statements included herein.

Stock Performance Graph

The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2008 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders December 31, 2008 through December 31, 2013

As of December 31,	2008	2009	2010	2011	2012	2013
Century Aluminum Company	$100	$163	$157	$86	$88	$105
Morningstar Aluminum Index	100	173	172	91	94	99
S&P 500 Index	100	126	146	149	172	228

Issuer Purchases of Equity Securities during the three months ended December 31, 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31	—	$—	—	$10,076,076
November 1 through November 30	—	—	—	10,076,076
December 1 through December 31	—	—	—	10,076,076
Total for quarter ended December 31, 2013	—	$—	—	$10,076,076

(1)
On August 11, 2011, our Board of Directors authorized a stock repurchase program.  Under the program, Century is authorized to repurchase up to $60 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise.  The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of December 31, 2013 and 2012 and the selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 are derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein.  The selected consolidated historical balance sheet data as of December 31, 2011, 2010 and 2009 and the selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 are derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein.

Our selected historical results of operations include:

•	the acquisition of our Sebree smelter in the second quarter of 2013;

•	the restart of the curtailed potline at our Hawesville smelter in the second quarter of 2011;

•	the curtailment of operations of our Ravenswood smelter in the first quarter of 2009;

•	the curtailment of one potline at our Hawesville smelter in the first quarter of 2009; and,

•
our equity in the earnings and related losses on disposition of our 50% joint venture investments in Gramercy Alumina LLC and St. Ann Bauxite Ltd. prior to divesting our interest in those companies in August 2009.

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2013 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
	(dollars in thousands, except per share amounts)
Net sales	$1,454,313	$1,272,111	$1,356,424	$1,169,271	$899,253
Gross profit (loss)	39,523	46,342	89,522	112,396	(65,665)
Operating income (loss)	(36,556)	(7,274)	47,296	102,980	(97,456)
Net income (loss)	(40,313)	(35,610)	11,325	59,971	(205,982)
Earnings (loss) per share:
Basic and diluted	$(0.45)	$(0.40)	$0.11	$0.59	$(2.73)

Dividends per common share	$—	$—	$—	$—	$—
Total assets	1,810,196	1,776,326	1,811,094	1,923,056	1,861,750
Total debt (6)	262,946	273,766	271,285	314,919	298,678
Long-term debt obligations (7)	246,528	265,951	263,470	261,621	247,624

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
	(in dollars)
Other information:
Shipments – Primary aluminum:
Direct shipments (tonnes)	485,690	377,314	334,889	317,940	329,327
Toll shipments (tonnes)	278,908	269,215	267,253	267,455	275,799

Average realized price per tonne:
Direct shipments	$2,154	$2,265	$2,577	$2,297	$1,728
Toll shipments	$1,448	$1,544	$1,839	$1,634	$1,198
Average LME price:
Per tonne	$1,846	$2,020	$2,398	$2,173	$1,665
Average Midwest premium:
Per tonne	$244	$218	$169	$138	$104
Average European Duty Paid premium:
Per tonne	$272	$241	$193	$163	$54

(1)
2013 Net loss includes a $31.0 million benefit for deferred power contract liability amortization and an unrealized gain of $16.8 million, related to a LME-based contingent obligation. In addition, we recorded a gain on bargain purchase of $5.3 million related to the Sebree acquisition. We also incurred office relocation costs of $5.8 million, a loss on early extinguishment of debt of $3.3 million and an $8.4 million charge relating to the separation of our former chief executive officer.

(2)
2012 Net loss includes a benefit of $19.8 million for lower of cost or market inventory adjustments, an unrealized net loss on forward contracts of $3.0 million primarily related to the mark to market of aluminum price protection options, and a net benefit of $4.1 million related to certain litigation items.

(3)
2011 Net income includes a charge of $19.8 million for lower of cost or market inventory adjustments, an after-tax benefit of $18.3 million for changes to the Century of West Virginia retiree medical benefits program, a charge related to the restart of a curtailed potline at Hawesville of $8.6 million and a charge of $7.7 million related to the contractual impact of changes in our Board of Directors and executive management team.

(4)
2010 Net income includes an after-tax benefit of $56.7 million for changes to the Century of West Virginia retiree medical benefits program, a charge of $10.5 million for mark-to-market losses for primary aluminum price protection options and a charge for contractual termination pension benefits of $4.6 million due to the continued curtailment of the Ravenswood facility.

(5)
2009 Net loss includes an after-tax charge of $73.2 million for loss on disposition of our equity investments in Gramercy and St. Ann, an after-tax charge of $41.7 million for curtailment costs for our U.S. smelters, an after-tax benefit of $57.8 million for gains related to the termination of a power contract and a replacement power contract at Hawesville and a benefit of $14.3 million for discrete tax adjustments.

(6)
Total debt includes all long-term debt obligations, the net contingent obligation to E.ON for payments made by E.ON above an agreed amount on CAKY’s behalf to Big Rivers under the Big River Agreement (the “E.ON contingent obligation”) and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, borrowings under the Iceland revolving credit facility and the IRBs.

(7)
Long-term debt obligations are all payment obligations under long-term borrowing arrangements, including the net E.ON contingent obligation and excluding the current portion of long-term debt, borrowings under the Iceland revolving credit facility, IRBs and net of any debt discounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We produce primary aluminum.  The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand, among other factors.  The key determinants of our results of operations and cash flow from operations are as follows:

•
Our selling price is based on the LME price of primary aluminum and is influenced by regional delivery premiums and, at certain times, by fixed price sales contracts.  In addition, we receive product premiums on certain value-added products (including high-purity aluminum and billet products).

•	In normal circumstances, our facilities operate at or near capacity, and fluctuations in volume, other than through curtailments, acquisitions or expansion, generally are small.

•
The principal components of cost of goods sold are electrical power, alumina, carbon products and labor, which in aggregate exceed 75% of our cost of goods sold.  Many of these costs are governed by long-term contracts.

The production of primary aluminum requires capital-intensive facilities and consumes large amounts of electrical power. The continuous production cycle of primary aluminum and the high costs associated with restarting operations after a prolonged interruption or curtailment limit our ability to scale our production to current economic conditions.

Shipment volumes, average realized price and cost of goods sold per tonne shipped are our key performance indicators.  Revenue can vary significantly from period to period due to the fluctuations in the LME and regional delivery premiums.  Any adverse changes in the conditions that affect shipment volumes or the market price of primary aluminum could have a material adverse effect on our results of operations and cash flows.  Fluctuations in working capital are influenced by shipments, the LME and regional delivery and value-added premiums, cost of electrical power, raw materials and operating supplies, and by the timing of cash receipts from major customers and disbursements to our suppliers.

Our operating results vary significantly with changes in the price of primary aluminum and the materials used in its production, including electrical power, alumina, aluminum fluoride and carbon products. Because we sell our products based principally on the LME price for primary aluminum and regional delivery premiums, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations from time to time through the use of various fixed-price commitments, financial instruments and also by pricing some of our raw materials and electrical power contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.

Electrical Power Developments in the U.S. in 2013 and 2014

Electrical power represents our single largest operating cost. As a result, the availability of reliable electrical power at competitive prices is critical to the profitability and stability of our operations.  Historically, our domestic operations relied on long-term fixed price power supply agreements, or more recently, power supply agreements based on tariff and/or cost-based pricing. Over the last several years, we have tried, with some success, to reduce our electrical power price risk by, amongst other tactics, attempting to enter into power contracts with LME pricing contingencies thereby reducing our power costs during periods of lower LME pricing. Meanwhile, our smelters in Kentucky and South Carolina faced some of the highest power tariffs for aluminum smelters in the United States. At the same time, developments in the U.S. power markets, driven partly by an abundance of natural gas available at low prices, have led to the availability of lower priced power in competitive wholesale markets.

In 2012, we began the process of moving toward market-based electrical power supply agreements for our domestic operations. In August 2012, we issued a 12-month notice to terminate CAKY's long-term power supply agreement (the “Hawesville Power Agreement”). Pursuant to the termination notice, the Hawesville Power Agreement terminated on August 20, 2013. The KPSC approved a new power supply agreement with Kenergy and Big Rivers which provides market-based power to the Hawesville smelter, effective August 20, 2013. Under the arrangement, the power companies purchase power on the open market and pass it through to Hawesville at MISO pricing plus transmission and other costs incurred by them.

In January 2013, Sebree (then still owned by RTA) issued a 12-month notice to terminate its long-term power supply agreement (the “Sebree Power Agreement”). On February 1, 2014, Sebree began taking power under a new market-based power contract, similar to the agreement we have reached for Hawesville, providing market-based power to the Sebree smelter. Under the arrangement, Kenergy and Big Rivers purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by them.

Amended terms of Mt. Holly's power agreement allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”). The energy charge for supplemental power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015. We are currently in discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015.
With the movement toward market-based power supply agreements, we have increased our electrical power price risk for our domestic operations. Changes in the price and/or availability of market power could significantly impact the profitability and viability of our Hawesville, Sebree and Mt. Holly operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as the increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns (such as those experienced in January and February 2014) or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.
While we currently have not entered into any forward contracts to mitigate the price risk associated with our open market power purchases, we may manage our exposure by entering into certain forward contracts or option contracts in future periods.

Primary Aluminum Supply Trends

The LME price of primary aluminum has continued a downward trend since 2011. Low LME prices, high inventory levels, high power costs and surplus production have increased the pressure on marginal, high-cost producers to close unprofitable smelters. We are beginning to see the impacts of these challenging market conditions for marginal primary aluminum producers. Outside of China, many producers have begun curtailing unprofitable production and delayed investment in expansion and greenfield projects. Primary aluminum production in the United States and North America in 2013 decreased approximately 10% and 6%, respectively, from 2012 levels. This pattern is not unique to North America; these same trends are evident in Europe as well. We believe that the list of announced smelter closures and industry bankruptcies will continue to grow if the underlying market fundamentals mentioned above do not improve.
Pricing

The average LME price for primary aluminum for 2013 was $1,846 per tonne.  The average LME price in 2013 was down from $2,020 per tonne in 2012 and $2,398 per tonne in 2011.  Demand for aluminum products continued to improve in 2013 with some growth in Asia and other developing economies, continued improvement in the U.S. and some early signs of growth in Europe. China continued to experience strong growth in aluminum consumption, albeit at a slower pace of growth; in addition, overcapacity in China offset some of the increase in demand. In addition, aluminum inventories remain at historically high levels, which may put downward pressure on aluminum prices.

In addition to the LME price, we receive regional delivery premiums and product premiums for value-added products (including high-purity and billet products). We receive these regional delivery premiums for our aluminum products in the U.S. Midwest and EU. Recently, these regional delivery premiums have surged to historically high levels due to a number of factors, including aluminum financing transactions. In the near term, higher regional delivery premiums help balance the impact of the low LME pricing, but there can be no assurance how long these high regional delivery premiums will last.

LME Warehouses

Much of the primary aluminum held in LME warehouses currently serves as collateral for financing transactions and is thus not available to the market. The economic attractiveness of aluminum financing transactions is influenced by many factors. Any change that reduces the attractiveness of these primary aluminum financing transactions, such as an increase in interest rates, a flattening of the forward curve for primary aluminum or increases in warehouse rents, could result in a dramatic increase in the outflow of metal from these warehouses, which may further depress the LME prices or premiums. It is not possible to predict how long the current LME warehouse conditions will continue. Recently, the LME announced reforms to their warehouse load out rules effective April 1, 2014, which are expected to reduce warehouse queue times and increase the outflow of primary aluminum into the market. See Item 1A, “Risk Factors – New LME warehousing rules could cause aluminum prices to decrease.”

Recent Developments
Century Sebree enters into an agreement for market-based power
Effective February 1, 2014, Century Sebree began purchasing market-based electrical power for the Sebree smelter under new agreements with Big Rivers and Kenergy. Under the new arrangement, the power companies will purchase power on the open market and resell it to Sebree at MISO pricing plus transmission and other costs incurred by them. The definitive contracts with Big Rivers and Kenergy were approved by the KPSC on January 30, 2014.
As a result of the decision by the KPSC, we rescinded the WARN notice issued by Sebree in November 2013. The WARN notice had specified that the plant would be curtailed unless Century Sebree gained access to competitively priced power.
CAKY enters an agreement for market-based power for Hawesville; Conditional WARN notice at Hawesville remains in place
Effective August 20, 2013, CAKY began purchasing market-based electrical power for the Hawesville smelter under new agreements with Big Rivers and Kenergy. Under the new arrangement, the power companies will purchase power on the open market and resell it to Hawesville at MISO pricing plus transmission and other costs incurred by them. The definitive contracts with Big Rivers and Kenergy were approved by the KPSC on August 14, 2013; however, there are still significant regulatory and transmission issues that remain unresolved with respect to the new power supply arrangement at Hawesville. CAKY could curtail all smelter operations if these issues are not ultimately resolved. CAKY has kept in place a conditional WARN notice to the employees at the Hawesville smelter that has been extended through March 31, 2014 given the potential plant curtailment. See Part I Item 1A - Risk Factors - “If we are unable to successfully finalize the new power arrangement at our Hawesville smelter, we will curtail this facility” for a discussion of risks related to the Hawesville power agreement.
Withholding and prepaid tax refunds received

In November 2013, we received a refund of approximately $21.7 million for withholding taxes we paid Iceland in the third quarter of 2012 and in the first quarter of 2013 related to intercompany dividend payments.

Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  In November 2013, the total prepaid amount of approximately $9.5 million was credited against taxes due in 2013.
Century acquires the Sebree aluminum smelter
On June 1, 2013, Century Sebree acquired the Sebree aluminum smelter from a subsidiary of RTA. Sebree, located in Robards, Kentucky, has an annualized hot metal production capacity of 205,000 tonnes of primary aluminum and employs approximately 500 people.
The purchase price for the acquisition was $61 million (subject to customary working capital adjustments), of which we have paid approximately $48 million as of December 31, 2013. The remaining portion of the purchase price, if any, will be paid following final determination of the applicable working capital adjustments. As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and fully funded the pension plan assumed by Century in accordance with the purchase agreement.
Revolving Credit Facility Amended

We and certain of our direct and indirect domestic subsidiaries and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas and Morgan Stanley, as lenders, entered into the Credit Facility, dated May 24, 2013, as amended, modifying the credit facility signed July 1, 2010. The Credit Facility extended the term through May 24, 2018 and provides for borrowings of up to $150 million in the aggregate, including up to $80 million under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.

Grundartangi enters into revolving credit facility

Our subsidiary, Nordural Grundartangi ehf and Landsbankinn hf, as lender, entered into a revolving credit facility, dated November 27, 2013 (the “Iceland Revolving Credit Facility”). The Iceland Revolving Credit Facility has a three-year term and provides for borrowings of up to $50 million.

Century issues $250 million of 7.5% senior secured notes due 2021
On June 4, 2013, we issued $250 million of 7.5% Notes due 2021. The notes have an interest rate of 7.5% per annum and were issued at a price equal to 98.532% of their face value.
Tender offer and redemption of 8.0% senior secured notes due 2014
On May 20, 2013, we commenced a cash tender offer (the “Tender Offer”) for any and all of our then outstanding 8.0% Senior Secured Notes due 2014 (the “8.0% Notes”). We received tenders and consents from holders of a majority of the principal amount of the 8.0% Notes in the tender offer.
On June 4, 2013, we elected to redeem the remaining outstanding 8.0% Notes at par, plus accrued and unpaid interest and transferred the necessary funds to our trustee to complete the redemption. As of December 31, 2013, we had no principal amounts outstanding on the 8.0% Notes.

Century Aluminum of West Virginia reaches agreement with PBGC for future pension contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged “cessation of operations” at our Ravenswood facility as a result of the curtailment of operations at the facility.  While we do not believe that a “cessation of operations” has occurred, we have reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million over the term of the agreement, which runs through 2016.  In 2013, we made contributions pursuant to this agreement of approximately $6.7 million. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments.
Century receives arbitration ruling in Kruger lawsuit

In December 2013, we received a ruling in the arbitration of a lawsuit filed by our former Chief Executive Officer, Logan Kruger.  In the lawsuit, Mr. Kruger alleged that Century had breached the employment and severance protection agreements between Century and Mr. Kruger and that Century was obligated to make various severance payments to him in excess of $20 million. In its ruling, the arbitration panel awarded Mr. Kruger approximately $8.7 million in severance payments, plus accrued interest, but rejected Mr. Kruger’s claims for further severance payments and held that Mr. Kruger had forfeited all of his outstanding incentive awards upon his resignation from Century. We recorded a net charge of approximately $8.4 million in selling, general and administrative expenses for the year ended December 31, 2013.
Century signs lease for Chicago corporate headquarters
In February 2013, we signed a 10-year operating lease for office space for our corporate headquarters in Chicago, Illinois. We have completed our relocation to Chicago, but we expect to continue to incur relocation expenses through the first quarter of 2014.

Results of Operations

The following discussion reflects our historical results of operations, the comparability of which is affected by the acquisition of Sebree in June 2013 and the restart of operations of one potline at Hawesville in April 2011.

Accordingly, the results for fiscal years 2012 and 2011 are not fully comparable to the results of operations for fiscal year 2013.  We believe that our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our consolidated financial statements included herein.

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations.

	Percentage of Net Sales
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(97.3)	(96.4)	(93.4)
Gross profit	2.7	3.6	6.6
Other operating income (expense) - net	(0.6)	(1.4)	0.3
Selling, general and administrative expenses	(4.6)	(2.8)	(3.4)
Operating income (loss)	(2.5)	(0.6)	3.5
Interest expense – third party	(1.6)	(1.9)	(1.9)
Interest income – third party	0.1	0.1	—
Net gain (loss) on forward and derivative contracts	1.1	(0.3)	0.1
Gain on bargain purchase	0.4	—	—
Loss on early extinguishment of debt	(0.2)	—	(0.1)
Other income (expense) - net	—	0.4	—
Income (loss) before income taxes and equity in earnings of joint ventures	(2.7)	(2.3)	1.6
Income tax expense	(0.3)	(0.7)	(1.0)
Income (loss) before equity in earnings of joint ventures	(3.0)	(3.0)	0.6
Equity in earnings of joint ventures	0.2	0.2	0.2
Net income (loss)	(2.8)%	(2.8)%	0.8%

 The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per tonne shipped:

Primary aluminum shipments
	Direct (1)		Toll
	Tonnes	$/tonne	Tonnes	$/tonne
2013	485,690	$2,154	278,908	$1,448
2012	377,314	2,265	269,215	1,544
2011	334,889	2,577	267,253	1,839

(1)	Direct shipments do not include toll shipments from Grundartangi.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net sales: Net sales for the year ended December 31, 2013 increased $182.2 million to $1,454.3 million.  Higher shipment volumes had a $263.2 million positive impact on net sales. Direct shipments from our four operating smelters increased 108,376 tonnes in 2013 compared to 2012, due to the acquisition of the Sebree smelter on June 1, 2013. Toll shipments increased 9,693 tonnes relative to the same period last year. Lower price realizations for primary aluminum in the year ended December 31, 2013, negatively impacted our net sales by $81.0 million.  The monthly average LME cash price for 2013 was down approximately 9% from the monthly average LME cash price in 2012.
Gross profit:  During 2013, lower price realizations, net of LME based alumina and power cost decreases, reduced gross profit by $52.0 million, with volume and mix decreasing gross profit by $5.3 million.  Offsetting the gross profit reduction of $57.3 million described above were $40.5 million in net cost decreases comprised of: reduced costs for power and natural gas at our U.S. smelters, $12.7 million; reduced costs for maintenance, supplies and materials, $34.9 million; offset by other cost increases, $3.0 million; and higher depreciation charges, $4.1 million.

As part of the accounting for the purchase of the Sebree facility, we recorded a $36.6 million liability for the power contract we assumed based on the difference between the forecasted contract rate and market power rates through the contract termination date in January 2014. This liability will be fully amortized over the period from June 1, 2013 through January 31, 2014 resulting in a credit to our cost of goods sold. During 2013, the credit was $31.0 million reflecting seven months amortization under Century's ownership.
As of December 31, 2013, the market value of our inventory was below its cost basis, resulting in the recording of a lower of cost or market (“LCM”) reserve and a charge to cost of goods sold of $1.2 million for 2013. As of December 31, 2012, the market value of our inventory exceeded its cost basis, resulting in the elimination of a LCM reserve and a corresponding credit to cost of goods sold of $19.8 million for 2012. This resulted in a period to period decrease in gross profit of $21.0 million.
Other operating expense: Other operating expense is primarily related to costs associated with Ravenswood. In 2012, we accrued for a legal liability that was ultimately settled in 2013 for an amount lower than the accrual. This resulted in a year over year improvement of $6.0 million. A significant portion of the remaining improvement is due to lower expenses for employee benefits.
Selling, general and administrative expenses: During 2013, relocation and severance expenses related to moving our headquarters to Chicago increased selling, general and administrative expenses by $5.8 million; litigation matters, accruals for our performance-based compensation program and other general expenses increased expenses by approximately $7.6 million. In addition, we recorded a charge of $8.4 million in 2013 related to the separation of our former chief executive officer. We also incurred approximately $2.5 million in additional selling, general and administrative expenses associated with the newly acquired Sebree facility. In addition, we experienced a $7.8 million increase in general and administrative expenses in 2013 related to the integration of the Century Vlissingen anode facility into our business. With the restart of operations, Century Vlissingen costs will be recorded in cost of goods sold beginning in 2014.
Net gain (loss) on forward and derivative contracts: The net gain on forward and derivative contracts in 2013 was primarily the result of an increase in the fair value of an embedded derivative asset in the E.ON contingent liability. This change in fair value resulted in unrealized gains of $16.8 million in 2013. The net loss on forward and derivative contracts in 2012 related primarily to marking-to-market, and recording settlements, of option contracts that were put in place to provide partial downside price protection for our domestic facilities. As of June 30, 2012, all of these option contracts were settled.
Gain on bargain purchase: On June 1, 2013, we acquired the Sebree smelter. Based on the purchase price allocation, we recorded a gain on bargain purchase of $5.3 million. The gain on bargain purchase reflects the LME market and the risk associated with the power agreement for the facility at June 1, 2013. See Note 2 Acquisition of Sebree aluminum smelter to the consolidated financial statements included herein for additional information.
Loss on early extinguishment of debt: As a result of the tender offer and redemption of the 8% Notes, we recorded charges of $3.3 million for loss on early extinguishment of debt. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the 8.0% Notes Tender Offer. See Note 6 Debt to the consolidated financial statements included herein for additional information.
Other income (expense) - net: During 2012, Grundartangi received a $7.9 million settlement payment for the costs to repair a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim. A significant portion of the remainder of other income (expense) - net relates to exchange rate gains and losses, the majority of which relate to items denominated in ISK.
Income tax expense: Our 2013 and 2012 income tax expense was primarily driven by our earnings in Iceland.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net sales: Net sales for the year ended December 31, 2012 decreased $84.3 million to $1,272.1 million.  Lower price realizations for primary aluminum in the year ended December 31, 2012, contributed $196.9 million to the sales decrease.  The monthly average LME cash price for 2012 was down 16% from the monthly average LME cash price in 2011.  Higher net sales volume had a year over year positive impact of $112.6 million.  Direct shipments increased 42,425 tonnes from the same period in 2011 due to the restart of curtailed capacity and improvements in operations at Hawesville and the increase in direct sales from Grundartangi. Toll shipments increased 1,962 tonnes from the same period in 2011.

Gross profit:  During 2012, lower price realizations, net of LME based alumina and power cost decreases, reduced gross profit by $138.1 million.  Higher shipment volume contributed $1.3 million to the increase in gross profit.  Offsetting the gross profit reduction of $136.8 million described above were $54.0 million in net cost decreases comprised of: reduced costs for power and natural gas at our U.S. smelters, $6.3 million; reduced costs for maintenance, supplies and materials, $31.3 million; other cost reductions, $14.1 million; offset by higher depreciation charges, $0.6 million; and a charge of $2.9 million in 2011 related to an insurance recovery that went into litigation.
Our operating costs in 2011 were negatively impacted by the costs related to the restart of idled capacity at the Hawesville facility and the instability of operations at the plant for a majority of the year. The absence of those costs in 2012 had a favorable impact on gross profit and their impact is included in the amounts reported above.
A decline in LME prices at the end of 2011 resulted in a decline in the market value of our inventory below its cost basis, resulting in charges to cost of goods sold of $19.8 million in 2011. At the end of 2012, the market value of our inventory was greater than its cost basis; adjustments to the lower of cost or market inventory reserve reversed the $19.8 million reserve through cost of goods sold in 2012. On a year to year comparative basis, this positively impacted the change in gross profit by $39.6 million.
Other operating expense (income) - net: Other operating expense (income) - net is primarily related to items associated with Ravenswood. In addition to the on-going costs at the curtailed facility, in 2012, we increased our estimate of accrued litigation liabilities. In 2011, we recorded net benefits of $18.3 million resulting from the elimination of medical benefits for retirees of Ravenswood.
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
Net gain (loss) on forward and derivative contracts: The net gain (loss) on forward and derivative contracts in 2012 and 2011 relates primarily to marking-to-market and recording settlements of option contracts that were put in place to provide partial downside price protection for our domestic facilities. At the end of 2012, all of these option contracts had been settled.
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

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facilities. We have also raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives. Our principal uses of cash are the funding of operating costs (including postretirement benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.
Our consolidated cash and cash equivalents balance at December 31, 2013 was approximately $84 million compared to $184 million at December 31, 2012. Century's U.S. revolving credit facility matures in May 2018 and our Iceland revolving credit facility matures in November 2016. As of December 31, 2013 our credit facilities had $6 million in amounts outstanding and approximately $112 million of net availability. As of December 31, 2013, we had approximately $71 million of letters of credit outstanding under our U.S. revolving credit facility. Future curtailments of production capacity would reduce accounts receivable and inventory, which comprise the borrowing base of our revolving credit facilities, and could result in a corresponding reduction in availability under the revolving credit facilities. The acquisition of the Sebree smelter increased domestic accounts receivable and inventory and resulted in a corresponding increase in availability under the U.S. revolving credit facility.
We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021. Our remaining 7.5% senior unsecured notes due August 2014 will reach maturity this year, and we expect to make a $2.6 million repayment to retire these notes.
In 2012 and 2013, Nordural ehf participated in the 50/50 ISK Auctions (the “Auctions”) sponsored by the Central Bank of Iceland (“CBI”) and may participate in future auctions. The Auctions allow authorized investors to exchange foreign currency for ISK with 50% exchanged at the official rate set by the CBI and 50% exchanged at the auction rate. The ISK received in the Auction must be invested in Iceland for a minimum of five years.
We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2013 and management’s estimate of the LME forward market beyond the quoted market period, we currently believe that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments. See Note 5 Derivative and hedging instruments and Note 6 Debt to the consolidated financial statements included herein for additional information.
In August 2011, our Board of Directors approved a stock repurchase program. Through December 31, 2013, we had expended approximately $50 million under the program, but no repurchases have been made since March 2012. At December 31, 2013, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged “cessation of operations” at our Ravenswood facility as a result of the curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement, which runs through 2016. The remaining contributions under this agreement are approximately $10.7 million, of which approximately $3.7 million is due in 2014. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments.
In addition to the contributions required pursuant to the PBGC settlement, based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits (“SERB”) plan of approximately $4.6 million and $1.8 million, respectively, for total pension contributions of $10.1 million during 2014. We may choose to make additional contributions to these plans from time to time at our discretion.
Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  In November 2013, the total prepaid amount of approximately $9.5 million was refunded to Nordural Grundartangi ehf, with approximately $1.3 million credited against taxes due in 2013.
We pay withholding taxes for intercompany dividend payments in Iceland. On November 1, 2013, we received a refund of the withholding taxes paid in 2012 and the first quarter of 2013 totaling approximately $21.7 million. In November 2014, we expect to receive a refund for withholding taxes paid in 2013 of $9.8 million. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In December 2013, we received a ruling in the arbitration of a lawsuit filed by our former Chief Executive Officer, Logan Kruger.  In its ruling, the arbitration panel awarded Mr. Kruger approximately $8.7 million in severance payments, plus accrued interest. We made the severance payment in the first quarter of 2014 and no additional payments related to this issue are expected in future periods.

In May 2013, we received a US federal income tax refund of $5.0 million upon the notification from the Internal Revenue Service that it had finalized the review of our federal income tax returns for the tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007.
In June 2012, Nordural Grundartangi ehf entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of December 31, 2013, these power prepayments totaled approximately $2.0 million. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, our cash flow from operations and available borrowings under our revolving credit facilities. For major investment projects, such as the Helguvik project, we would likely seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances. We may be unable to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Capital expenditures for 2013 were $68.1 million, of which $24.1 million was related to the Grundartangi expansion project and $18.2 million was related to the Century Vlissingen restart. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2014, excluding any expansion of the current production capacity at Century Vlissingen, will be approximately $50 million.
On June 1, 2013, we acquired the Sebree aluminum smelter from a subsidiary of RTA. The purchase price for the acquisition was $61 million (subject to customary working capital adjustments), of which we have paid approximately $48 million as of December 31, 2013. The remaining portion of the purchase price, if any, will be paid following final determination of the applicable working capital adjustments. We are working with RTA to resolve our disagreement relating to the working capital amount in accordance with the procedures set forth in the purchase agreement. We expect the matter to be resolved in the second quarter of 2014. The transaction was funded with available cash on hand. See Note 2 Acquisition of Sebree aluminum smelter to the consolidated financial statements contained herein for additional information.
In order to restart the first 75,000 tonnes of annual anode capacity at Century Vlissingen, we made approximately $18.2 million in capital expenditures during 2013 and expect to make an additional $10.2 million in 2014. The first 75,000 tonnes of capacity was restarted in late 2013 and will provide an anode supply to Grundartangi to replace third-party anode supply contracts that terminated in 2013. We have an option to increase production capacity to 150,000 tonnes when we conclude it is feasible and advantageous to do so.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12.8 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be less than $0.5 million per year until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur. See Item 1A, “Risk Factors — Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time” included herein.

Historical Cash Flows

Our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 are summarized below:

	2013	2012	2011
	(dollars in thousands)
Net cash provided by (used in) operating activities	$19,718	$37,139	$(2,936)
Net cash used in investing activities	(117,174)	(32,531)	(24,895)
Net cash used in financing activities	(2,432)	(4,033)	(93,064)
Change in cash and cash equivalents	$(99,888)	$575	$(120,895)

Our cash flows from operating activities decreased to $19.7 million in 2013 from $37.1 million in 2012. The decrease in net cash from operating activities in 2013 was due to the impact of lower LME prices on our operating income in 2013 compared to 2012, higher pension and OPEB contributions in 2013 related to the PBGC settlement of approximately $3.5 million and non-recurring costs for corporate relocation in 2013 of approximately $5.8 million. In addition, in 2013, we paid a litigation settlement of $1.6 million; we received an insurance settlement of $7.9 million in 2012. Offsetting these decreases in cash flows, we received approximately $8.1 million in net tax refunds in 2013 versus approximately $13.7 million in net tax payments in 2012.
Our cash flows from operating activities were $37.1 million in 2012 compared to net cash used in operating activities of $2.9 million in 2011. The increase in net cash from operating activities was due to lower net pension and benefits contributions of $14.0 million, lower net income and withholding tax payments in Iceland of $24.4 million, an insurance settlement received in 2012 for $7.9 million, other changes in working capital totaling $18.0 million in the aggregate and non-recurring costs incurred in 2011 associated with the restart of a curtailed potline of $8.6 million. The increase in net cash from operating activities in 2012 was partially offset by the impact of lower LME prices in 2012 compared to 2011.
Our net cash used in investing activities in 2013 was $117.2 million compared to $32.5 million in 2012. The increase in cash used was due to the purchase of the Sebree smelter in 2013, $48.1 million. In addition, increased capital expenditures in 2013 compared to 2012 accounted for an increase of $29.3 million, primarily for the Grundartangi expansion project and Vlissingen restart. Restricted cash deposits were $1.2 million higher in 2013 compared to 2012 and payments received from joint ventures were $6.6 million lower in 2013.
Our net cash used in investing activities in 2012 was $32.5 million compared to $24.9 million in 2011. The increase in cash used was primarily due to the purchase and improvements of Vlissingen for $13.8 million, offset by lower capital expenditures and larger payments received from joint ventures in 2012 and cash inflows in 2011 related to the return of restricted cash deposits of $3.7 million that did not recur in 2012.
Our net cash used in financing activities during 2013 was $2.4 million. The cash used was primarily related to the tender offer, consent solicitation and redemption of our 7.5% Notes due 2014 and issuance of our 7.5% Notes due 2021. The net cost of our long-term debt transactions in 2013 was $8.5 million, offset by net borrowings under our revolving credit facilities of $6.0 million.
Our net cash used in financing activities during 2012 was $4.0 million. The cash used was related to the repurchase of our common stock.
Our net cash used in financing activities during 2011 was $93.1 million. The use was primarily due to the redemption of the 1.75% Notes in May 2011 of $47.1 million and $45.9 million for the repurchase of common stock.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 Summary of significant accounting policies to the consolidated financial statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postretirement benefits (“OPEB”), deferred tax assets, purchase accounting and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

Pension and Other Postretirement Benefit Liabilities

We sponsor several pension and other postretirement benefit plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care cost inflation rate and the long-term rate of return on plan assets.

Discount Rate Selection

It is our policy to select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to yields on high-quality zero coupon bonds.  In 2012, we changed the approach that we use to determine the yield from the Citigroup Pension Liability Index to the Ryan Discount Rate Curve (the “Ryan Curve”). Both approaches are considered acceptable under generally accepted accounting principles in the United States (“GAAP”). We believe the Ryan Curve provides a method of developing spot curve yield (our discount rate) that is more consistent with observable market conditions and represents a refinement over the Citigroup Pension Liability Index. This change in the approach for determining our discount rate was considered a change in accounting estimate under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250 “Accounting Changes and Error Corrections.”

The Ryan Curve was specifically developed to meet the criteria set forth in ASC 715 “Compensation — Retirement Benefits.”  The published information at the end of each calendar month includes spot rate yields (high quality zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Ryan Curve rate represents the assumed discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan (that we believe is consistent with our plans).

The individual characteristics of each plan, including projected cash flow patterns and payment durations, have been taken into account, since discount rates are determined on a plan-by-plan basis.  We will generally select a discount rate rounded to the nearest 0.25%, unless specific circumstances provide for a more appropriate non-rounded rate to be used.  We believe the projected cash flows used to determine the Ryan Curve rate provide a good approximation of the timing and amounts of our defined benefit payments under our plans and no adjustment to the Ryan Curve rate has been made.

Weighted Average Discount Rate Assumption for:	2013	2012

Pension plans	4.89%	4.00%
OPEB	4.99%	3.98%

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2013:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(14.1)	$15.6
OPEB plans	(8.4)	9.4

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

Measurement of our postretirement benefit obligations requires the use of several assumptions about factors that will affect the amount and timing of future benefit payments. The assumed health care cost trend rates are the most critical estimates for measurement of the postretirement benefit obligation.  Changes in the health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligation.

Medical cost inflation is initially estimated to be 9%, declining to 5% over nine years and thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2013:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$1.6	$(1.3)
Effect on accumulated postretirement benefit obligation	19.5	(16.1)

 Long-term Rate of Return on Plan assets assumption

We are currently using a 7.25% long-term rate of return on plan assets for the development of the net periodic cost for the defined benefit pension plans.  The rate was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

Deferred Income Tax Assets

We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  When a valuation allowance is established or increased, an income tax charge is included in the consolidated statement of operations and net deferred tax assets are adjusted accordingly.  Changes in tax laws, statutory tax rates and future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements.  If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision.

The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $765 million against all of our U.S. and Netherlands deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2013, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses.

Purchase Accounting

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. The judgments used to estimate the fair value assigned to each class of assets acquired and liabilities assumed, as well as the estimated life of each, can materially impact the results of operations for the current period and for periods subsequent to the acquisition through depreciation and amortization. For significant acquisitions, the purchase price allocation is carried out with assistance from independent third-party valuation specialists.

As part of the Sebree acquisition, we assumed an unfavorable electrical power supply agreement with a fair value of approximately $36.6 million and recorded the liability on Sebree’s opening balance sheet. Determining the fair value of the assumed liability required us to make estimates of future prices under the existing electrical power supply agreement as well as estimates of future MISO prices plus transmission and other costs. In 2013, we recognized income of approximately $31.0 million related to the amortization of this unfavorable electrical power supply agreement liability. Changes in the estimates and assumptions we used could result in a materially different valuation of these assumed liabilities and their amortization, which could have had a material effect on our results of operations.

Property, Plant and Equipment Impairment

We review our property, plant and equipment whenever events or circumstances indicate that the carrying amount of these assets (asset group) may not be recoverable.  The carrying amount of the assets (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets (asset group).  In that case, an impairment loss would be recognized for the amount the carrying amount exceeds the fair value of the assets (asset group), with the fair value determined using a discounted cash flow calculation.  These estimates of future cash flows include management’s assumptions about the expected use of the assets (asset group), the remaining useful life, expenditures to maintain the service potential, market and cost assumptions.

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future sales volumes, future selling prices and cost, alternative uses for the asset, and estimated proceeds from the disposal of the asset.  However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions at the time of such impairment reviews.

We are currently evaluating the Helguvik project’s cost, scope and schedule, in light of issues surrounding the Helguvik electrical power agreements.  In 2011, Nordural Helguvik ehf received the results of an arbitration with HS, one of the power suppliers to the Helguvik project.  The arbitration panel ruled that the parties' power contract remains in force in accordance with its terms and that HS remains obligated to provide the full amount of contracted power to Nordural Helguvik ehf, subject to the satisfaction of certain remaining conditions.  We are currently in negotiations with both power suppliers with respect to the satisfaction of all remaining conditions. If we are unable to reach agreement with HS and OR regarding the satisfaction of the remaining conditions to their respective power contracts, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and/or OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.

The aggregate capital expenditures through December 31, 2013 related to the Helguvik project were approximately $149 million.  In evaluating the construction in progress at Helguvik, we considered the costs to complete the construction and the estimated undiscounted future cash flows over the estimated useful life of Helguvik and concluded that the estimated undiscounted future cash flows exceed the carrying value and expected costs to complete construction of the Helguvik project.  If we do not restart construction, we may have to recognize a loss on our investment at the time that a decision is made to abandon the project.

In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was approximately $50 million at December 31, 2013.  If the estimated future undiscounted cash flows from the asset group were less than the carrying value of the asset group or our assumptions for the use of this facility were to change, we would recognize a loss on all or a portion of the assets at that time.  The estimated future undiscounted cash flows assume that the operations at the Ravenswood facility will resume once adequate LME prices for primary aluminum are reached and upon the successful negotiation and execution of certain critical enabling agreements for power and labor. We concluded that the estimated undiscounted future cash flows exceed the carrying value of Ravenswood and the expected cost of restarting the facility.

Other Contingencies

We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 15 Commitments and contingencies to the consolidated financial statements included herein for additional information.

Recently Issued Accounting Standards Updates

Information regarding recently issued accounting pronouncements is included in Note 1 Summary of significant accounting policies to the consolidated financial statements included herein.

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

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(dollars in millions)
Long-term debt (1)	$266	$9	$—	$—	$—	$—	$257
Estimated interest payments (2)	140	19	19	19	19	19	45
Purchase obligations (3)	1,901	433	216	219	107	111	815
OPEB obligations (4)	77	5	6	7	7	8	44
Other liabilities (5)	70	6	6	12	11	11	24
Total	$2,454	$472	$247	$257	$144	$149	$1,185

(1)
Long-term debt includes principal repayments on the 7.5% Notes due 2014 and the 7.5% Notes due 2021, the IRBs and borrowings under our revolving credit facilities.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Based on the LME forward market prices for primary aluminum at December 31, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2013 rate for that debt continues until the respective due date.  We assume that no interest payments on the E.ON contingent obligation will be paid through the term of agreement, see above.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts, excluding market-based power and raw material requirements contracts.  For contracts with LME-based pricing provisions, including our long-term alumina contracts and Icelandic power contracts, we assumed an LME price using the LME forward curve as of December 31, 2013.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2023, which are unfunded.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Sensitivity

We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure.  In addition, we manage our exposure to fluctuations in our costs by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.

For information about our long-term primary aluminum metal sales and tolling agreement, see Item 1, "Business" or Note 16 Forward delivery contracts and financial instruments to the consolidated financial statements included herein.
Apart from the Glencore Grundartangi Metal Agreement, the Southwire Metal Agreement and the Glencore Sweep Agreement (which expired at the end of 2013), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	December 31, 2013	December 31, 2012
	(in tonnes)
Other forward delivery contracts – total	118,373	88,827
Other forward delivery contracts – Glencore	20,008	1,811
We had no outstanding primary aluminum forward financial sales contracts at December 31, 2013. We had no fixed price forward financial contracts to purchase aluminum at December 31, 2013.

Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree terminated their long-term cost-based electrical power agreements with Kenergy and Big Rivers in August 2013 and January 2014, respectively. The KPSC has approved new power supply agreements with Kenergy and Big Rivers to provide market-based electrical power to the Hawesville smelter, effective August 20, 2013 and to the Sebree smelter, effective February 1, 2014. Under the market-based power agreements, Kenergy and Big Rivers purchase market-based electrical power on the open market and pass it through to Hawesville and Sebree at MISO pricing, plus transmission and other costs incurred by them. See Part I, Item 1, “Business - Supply Contracts - Electrical Power Supply Agreements” for additional information about these market-based power agreements.
Electrical Power Price Sensitivity
We are exposed to market price risk due to fluctuations in the price of power available on the MISO market. Power represents our single largest operating cost, so changes in the price and/or availability of market-based power could significantly impact the profitability of Hawesville and Sebree. In addition, indirect factors that lead to power cost increases, such as increasing market prices for natural gas or coal, fluctuations in or extremes in weather patterns, new or more stringent environmental regulations, or problems associated with power transmission, grid stability or energy import capability may severely impact our financial condition, results of operations and liquidity.

Electrical power price sensitivity by location:
	Hawesville	Sebree	Total
Expected average load (in MW)	482	385	867
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	7,594,920
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$7,600
While we currently have not entered into any forward contracts to mitigate the price risk associated with our open market power purchases, we may manage our exposure by entering into certain forward contracts or option contracts in future periods.

Forwards and Financial Purchase Agreements

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  We have deposits denominated in ISK in Icelandic banks; in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We may incur further capital expenditures for Century Vlissingen in future periods. In addition, Century Vlissingen's labor costs, maintenance costs and other local services are denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  Upon a restart of major construction for the Helguvik project, we have forecasted that a significant portion of the capital expenditures would be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of December 31, 2013, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. Certain of our alumina contracts, as well as certain of Grundartangi’s electrical power and tolling contracts, are indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.

Risk Management

Our metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Item 9A, Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Sebree aluminum smelter, which was acquired on June 1, 2013 and whose financial statements constitute approximately 7% of total assets and 17% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at the Sebree aluminum smelter. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 14, 2014

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$84,088	$183,976
Restricted cash	1,697	258
Accounts receivable — net	56,184	50,667
Due from affiliates	43,587	37,870
Inventories	239,615	159,925
Prepaid and other current assets	32,276	34,975
Deferred taxes — current portion	13,614	19,726
Total current assets	471,061	487,397
Property, plant and equipment — net	1,247,661	1,188,214
Other assets	91,474	100,715
TOTAL	$1,810,196	$1,776,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$108,490	$75,370
Due to affiliates	53,582	39,737
Accrued and other current liabilities	69,466	40,099
Accrued employee benefits costs	8,410	18,683
Industrial revenue bonds	7,815	7,815
Total current liabilities	247,763	181,704
Senior notes payable	246,528	250,582
Accrued pension benefits costs — less current portion	39,848	67,878
Accrued postretirement benefits costs — less current portion	129,284	143,105
Other liabilities	37,743	40,162
Deferred taxes	106,218	110,252
Total noncurrent liabilities	559,621	611,979
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 79,620 outstanding at December 31, 2013; 160,000 issued and 80,283 outstanding at December 31, 2012)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,496,798 issued and 88,710,277 outstanding at December 31, 2013; 93,335,158 issued and 88,548,637 outstanding at December 31, 2012)	935	933
Additional paid-in capital	2,508,574	2,507,454
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(91,832)	(151,192)
Accumulated deficit	(1,364,942)	(1,324,629)
Total shareholders’ equity	1,002,812	982,643
TOTAL	$1,810,196	$1,776,326

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	2013	2012	2011
NET SALES:
Third-party customers	$943,262	$719,812	$791,993
Related parties	511,051	552,299	564,431
	1,454,313	1,272,111	1,356,424
Cost of goods sold	1,414,790	1,225,769	1,266,902
Gross profit	39,523	46,342	89,522
Other operating expense (income) – net	8,602	18,253	(3,806)
Selling, general and administrative expenses	67,477	35,363	46,032
Operating income (loss)	(36,556)	(7,274)	47,296
Interest expense – third party	(23,091)	(24,029)	(25,129)
Interest income – third party	728	492	338
Interest income – related parties	—	62	303
Net gain (loss) on forward and derivative contracts	16,598	(4,150)	804
Gain on bargain purchase	5,253	—	—
Loss on early extinguishment of debt	(3,272)	—	(763)
Other income (expense) – net	496	5,576	(610)
Income (loss) before income taxes and equity in earnings of joint ventures	(39,844)	(29,323)	22,239
Income tax expense	(3,131)	(8,910)	(14,359)
Income (loss) before equity in earnings of joint ventures	(42,975)	(38,233)	7,880
Equity in earnings of joint ventures	2,662	2,623	3,445
Net income (loss)	$(40,313)	$(35,610)	$11,325
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.45)	$(0.40)	$0.11

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2013	2012	2011
Comprehensive income (loss):
Net income (loss)	$(40,313)	$(35,610)	$11,325
Other comprehensive income (loss) before income tax effect:
Net unrealized loss on financial instruments	—	(218)	(479)
Net loss reclassified to income on financial instruments	—	567	40
Net gain on foreign currency cash flow hedges reclassified as income	(186)	(186)	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	56,795	(16,691)	(62,212)
Amortization of prior service benefit during the period	(3,920)	(4,113)	(32,677)
Amortization of net gain during the period	8,174	9,837	16,926
Change in equity in investee other comprehensive income	61	(4,236)	(253)
Other comprehensive income (loss) before income tax effect	60,924	(15,040)	(78,841)
Income tax effect	(1,564)	(1,564)	(5,771)
Other comprehensive income (loss)	59,360	(16,604)	(84,612)
Total comprehensive income (loss)	$19,047	$(52,214)	$(73,287)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2010	$1	$928	$2,503,907	$—	$(49,976)	$(1,300,344)	$1,154,516
Net income – 2011	—	—	—	—	—	11,325	11,325
Other comprehensive loss	—	—	—	—	(84,612)	—	(84,612)
Issuance of common stock – compensation plans	—	2	81	—	—	—	83
Repurchase of common stock	—	—	—	(45,891)	—	—	(45,891)
Share-based compensation expense	—	—	2,856	—	—	—	2,856
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2011	$1	$932	$2,506,842	$(45,891)	$(134,588)	$(1,289,019)	$1,038,277
Net loss – 2012	—	—	—	—	—	(35,610)	(35,610)
Other comprehensive loss	—	—	—	—	(16,604)	—	(16,604)
Issuance of common stock – compensation plans	—	1	(1)	—	—	—	—
Repurchase of common stock	—	—	—	(4,033)	—	—	(4,033)
Share-based compensation expense	—	—	613	—	—	—	613
Balance, December 31, 2012	$1	$933	$2,507,454	$(49,924)	$(151,192)	$(1,324,629)	$982,643
Net loss – 2013	—	—	—	—	—	(40,313)	(40,313)
Other comprehensive income	—	—	—	—	59,360	—	59,360
Issuance of common stock – compensation plans	—	1	43	—	—	—	44
Share-based compensation expense	—	—	1,078	—	—	—	1,078
Conversion of preferred stock to common stock	—	1	(1)	—	—	—	—
Balance, December 31, 2013	$1	$935	$2,508,574	$(49,924)	$(91,832)	$(1,364,942)	$1,002,812

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,313)	$(35,610)	$11,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net loss (gain) on forward contracts	(1,170)	2,987	(750)
Gain on bargain purchase	(5,253)	—	—
Unrealized gain on E.ON contingent obligation	(16,781)	—	—
Accrued and other plant curtailment costs — net	4,452	5,251	(13,928)
Lower of cost or market inventory adjustment	1,247	(19,818)	19,766
Depreciation	66,570	62,570	62,194
Sebree power contract amortization	(31,031)	—	—
Debt discount amortization	672	1,069	1,857
Pension and other postretirement benefits	1,740	3,129	(28,757)
Stock-based compensation	1,078	613	2,856
Loss on early extinguishment of debt	3,272	—	763
Equity in earnings of joint ventures, net of dividends	871	(2,623)	(3,445)
Change in operating assets and liabilities:
Accounts receivable — net	(6,001)	(2,537)	(3,744)
Due from affiliates	(5,717)	2,202	10,694
Inventories	(21,740)	31,854	(35,819)
Prepaid and other current assets	5,318	4,946	(20,791)
Accounts payable, trade	25,224	(12,114)	(904)
Due to affiliates	13,845	(2,167)	(3,477)
Accrued and other current liabilities	5,834	(5,746)	425
Other — net	17,601	3,133	(1,201)
Net cash provided by (used in) operating activities	19,718	37,139	(2,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(46,533)	(17,677)	(20,100)
Nordural expansion — Helguvik	(3,331)	(7,317)	(12,882)
Purchase of carbon anode assets and improvements	(18,213)	(13,814)	—
Purchase of Sebree smelter	(48,058)	—	—
Investments in and advances to joint ventures	(125)	(275)	(113)
Payments received from joint ventures	—	6,622	3,056
Proceeds from sale of property, plant and equipment	525	188	1,471
Restricted and other cash deposits	(1,439)	(258)	3,673
Net cash used in investing activities	(117,174)	(32,531)	(24,895)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(249,604)	—	(47,067)
Proceeds from issuance of debt	246,330	—	—
Repayment of contingent obligation	—	—	(189)
Borrowings under revolving credit facility	22,725	18,076	15,900
Repayments under revolving credit facility	(16,725)	(18,076)	(15,900)
Debt issuance costs	(3,994)	—	—
Debt retirement costs	(1,208)	—	—
Repurchase of common stock	—	(4,033)	(45,891)
Issuance of common stock	44	—	83
Net cash used in financing activities	(2,432)	(4,033)	(93,064)
CHANGE IN CASH AND CASH EQUIVALENTS	(99,888)	575	(120,895)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	183,976	183,401	304,296
CASH AND CASH EQUIVALENTS, END OF YEAR	$84,088	$183,976	$183,401

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(amounts in thousands, except share and per share amounts)

 1. Summary of significant accounting policies

Organization and Basis of Presentation — Century Aluminum Company (“Century Aluminum,” “Century,” the “Company”, “we”, “us”, “our” or “ours”) is a holding company, whose principal subsidiaries are Century Kentucky, Inc., Nordural ehf (“Nordural”), Century Aluminum Sebree LLC (“Century Sebree”), Berkeley Aluminum, Inc. (“Berkeley”), and Century Aluminum of West Virginia, Inc. (“Century of West Virginia”).  Century Kentucky, Inc. operates a primary aluminum reduction facility in Hawesville, Kentucky (“Hawesville”).  Nordural Grundartangi ehf, a subsidiary of Nordural, operates a primary aluminum reduction facility in Grundartangi, Iceland (“Grundartangi”).  Century Sebree operates a primary aluminum reduction facility in Robards, Kentucky (“Sebree”). Century of West Virginia owns a primary aluminum reduction facility in Ravenswood, West Virginia (“Ravenswood”).  Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property, plant, and equipment comprising Mt. Holly.  The remaining interest in the partnership and the remaining undivided interest in Mt. Holly's property, plant and equipment are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa Inc. (“Alcoa”).  Alcoa manages and operates Mt. Holly pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes their own alumina, for conversion to aluminum, and is responsible for their pro rata share of the operating and conversion costs. We are constructing a primary aluminum facility in Helguvik, Iceland (“Helguvik” or the “Helguvik project”) which is owned and would be operated through Nordural Helguvik ehf., a subsidiary of Nordural.

In 2013, our wholly owned subsidiary, Century Sebree, acquired Sebree from a subsidiary of Rio Tinto Alcan, Inc. (“RTA”).

In 2012, our wholly owned subsidiary, Century Aluminum Vlissingen B.V. (“Century Vlissingen”) purchased substantially all of the idled assets of the former Zeeland Aluminum Company (“Zalco”) anode production facility located in Vlissingen, the Netherlands. Century Vlissingen restarted operations in late 2013.

We also own a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  BHH supplies anodes to Grundartangi.

Prior to our initial public offering, we were an indirect, wholly-owned subsidiary of Glencore Xstrata plc (together with its subsidiaries, “Glencore”).  At December 31, 2013, based on their filings with the Securities and Exchange Commission, Glencore beneficially owned 41.8% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has an overall 46.6% economic ownership of Century.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts.

Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all intercompany transactions and accounts. Berkeley’s interest in the Mt. Holly partnership and our interest in the BHH joint venture are accounted for under the equity method. For BHH, we report our investment in its results of operations on a one-quarter lag.

Revenue recognition — Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms.  In some instances, we invoice our customers prior to physical shipment of goods.  In such instances, revenue is recognized only when the customer has specifically requested such treatment and has made a commitment to purchase the product.  The goods must be complete, ready for shipment and physically separated from other inventory with risk of ownership passing to the customer.  We must retain no performance obligations and a delivery schedule must be obtained.

Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $734 and $734 at December 31, 2013 and 2012, respectively.

Inventories — Our inventories are stated at the lower of cost or market (“LCM”), using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Additions, renewals and improvements are capitalized.  Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in other income (expense) — net.  Maintenance and repairs are expensed as incurred.  We capitalize interest for the construction of qualifying assets.  Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

     Building and improvements    14 to 45 years
Machinery and equipment         5 to 22 years

Impairment of long-lived assets — We review our property, plant and equipment for potential impairment whenever events or circumstances indicate that the carrying amount of these assets (asset group) may not be recoverable.  The carrying amount of the assets (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets (asset group). In that case, an impairment loss would be recognized for the amount the carrying amount exceeds the fair value of the assets (asset group), with the fair value determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. We estimate the future cash flows using management’s assumptions about the expected future use of the assets (asset group), the remaining useful life, expenditures to maintain the service potential, market and other cost assumptions.

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future sales volumes, future selling prices and cost, alternative uses for the asset, and estimated proceeds from the disposal of the asset.  However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions at the time of such impairment reviews. We did not recognize any impairment losses on our long-lived fixed assets during 2013, 2012 or 2011.

Business Acquisitions — We account for business acquisitions by applying the acquisition method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations.” We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The difference between the fair value of the net assets acquired and the purchase price is recorded as either goodwill or a bargain purchase gain. We record the operating results of our acquired businesses in our consolidated statements of operations from the date of acquisition.

Other Assets — Other assets consist primarily of Century’s investment in the Mt. Holly partnership, investments in joint ventures, deferred financing costs, assets held in a Rabbi trust to fund the non-qualified supplemental executive retirement benefits (“SERB”) pension benefit obligation, prepaid power costs, internal use software and operating maintenance supplies not expected to be consumed within the year. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint ventures.   Deferred financing costs are amortized on a straight-line basis over the life of the related financial instrument.

We account for our interest in the Mt. Holly partnership using the equity method of accounting.  Additionally, our undivided interest in certain property, plant and equipment of Mt. Holly is held outside of the partnership and the undivided interest in these assets of the facility is accounted for in accordance with the ASC 810-10-45-14 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”  Accordingly, the undivided interest in these assets and the related depreciation are being accounted for on a proportionate gross basis.

Income Taxes — We account for income taxes using the asset and liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  Accordingly, we have a valuation allowance against all of our federal and state deferred tax assets.  We have a valuation allowance against a portion of our Icelandic and all of our Hong Kong and Dutch net operating loss (“NOL”) deferred tax assets due to our belief that it is more likely than not that these assets will not be

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realized.  During 2012, we removed our election to permanently reinvest foreign earnings. See Note 14 Income taxes for additional information.

Defined Benefit Pension and Other Postretirement Benefits — We sponsor defined benefit pension and other postretirement benefit (“OPEB”) plans for certain of our domestic hourly and salaried employees. We recognize expenses, assets and liabilities based on actuarial assumptions. We contribute to our defined benefit pension plans based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements.  In addition, we maintain the SERB plan for certain current and former executive officers.  We account for these plans in accordance with ASC 715 “Compensation — Retirement Benefits.” We use a measurement date of December 31st to determine the pension and OPEB liabilities.

Postemployment Benefits — We provide certain postemployment benefits to certain former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare.  We recognize the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

Derivatives and hedging — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.  We also enter into fixed price financial sales contracts and put option contracts to manage our exposure to changing primary aluminum prices.

Certain physical delivery and financial sales contracts for primary aluminum that are not designated cash flow hedges or do not qualify for cash flow hedge treatment are marked-to-market quarterly.  Fluctuations in the London Metal Exchange (“LME”) price of primary aluminum may have a significant impact on gains and losses included in our financial statements from period to period.  We recognize the unrealized and realized gains and losses associated with these contracts in net gain (loss) on forward and derivative contracts.

See Note 4 Fair value measurements and Note 5 Derivatives and hedging instruments for additional information about these contracts.

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  Grundartangi and Century Vlissingen use the U.S. dollar as their functional currency, however a portion of the operating expenses of their respective facilities are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  Labor costs, maintenance costs and other local services at Century Vlissingen are denominated in euros. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income (expense) – net in the consolidated statements of operations. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s and Century Vlissingen's operating margins.  In addition, our joint venture investment in BHH uses the Chinese yuan as its functional currency.  For our joint venture investments, we record gains and losses associated with foreign currency exchange rates in equity in earnings of joint ventures.

Financial Instruments — Our receivables, certain life insurance policies, payables, borrowings under our revolving credit facilities and debt related to industrial revenue bonds (“IRBs”) are carried at amounts that approximate fair value.  The following table provides the carrying amounts and approximate fair value (based on the last available trading data) of our 7.5% senior secured notes due 2021 (the “7.5% Notes due 2021”), 7.5% senior unsecured notes due 2014 (the “7.5% Notes due 2014”) and our 8.0% senior secured notes due 2014 (the “8.0% Notes”). See Note 4 Fair value measurements for additional information about these financial instruments.

	December 31, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
7.5% Notes due 2021	$246,528	$244,375	$—	$—
7.5% Notes due 2014	2,603	2,487	2,603	2,479
8% Notes	—	—	247,979	255,706

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per share — Basic earnings (loss) per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

Our Series A Convertible Preferred Stock has similar characteristics to a “participating security” as described by ASC 260 “Earnings per Share” and we calculate the amount of earnings (loss) available to common shareholders and basic EPS using the Two-Class Method earnings allocation formula, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.

Our Series A Convertible Preferred Stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences. The holders of our convertible preferred stock do not have a contractual obligation to share in our losses.  In periods where we report net losses, we do not allocate these losses to the convertible preferred stock for the computation of basic or diluted EPS.

Asset Retirement Obligations — We are subject to environmental regulations which create certain legal obligations related to the normal operations of our domestic primary aluminum smelter operations. Our asset retirement obligations (“AROs”) consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities. AROs are recorded on a discounted basis, at the time the obligation is incurred (when the pot liner is put in service) and accreted over time for the change in the present value of the liability. We capitalized the asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful lives.

Certain conditional asset retirement obligations (“CAROs”) related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  CAROs are a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within our control. We would recognize a CARO in the period in which sufficient information exists to reasonably estimate the fair value of the liability. These CAROs relate to the remediation of our primary aluminum facilities for certain regulated assets and hazardous material, such as landfills and asbestos and various other materials.
Concentrations of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables.  Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers and collectability of our trade receivables.

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

Share-Based Compensation — We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We recognize the cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The grant-date fair value of employee share options and service-based share awards are estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. Information about our assumptions used to determine the fair value of the grants is available in Note 12 Share-based compensation. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

We issue shares to satisfy the requirements of our share-based compensation plans.  At this time, we do not plan to issue treasury shares to support our share-based compensation plans, but we may in the future.

Recently Issued Accounting Standards – We evaluate the impact of FASB accounting standards updates (“ASUs”) issued.  When the adoption or planned adoption of recently issued ASUs will potentially have a material impact on our consolidated financial position, results of operations and cash flows, we disclose the quantitative and qualitative effects of the adoption in our consolidated financial statements. During 2013, no ASUs were issued that had or were expected to have a material impact on our financial position, results of operations or cash flows.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisition of Sebree aluminum smelter
On June 1, 2013, Century Sebree acquired the Sebree aluminum smelter from a subsidiary of RTA. Sebree, located in Robards, Kentucky, has an annualized hot metal production capacity of 205,000 tonnes of primary aluminum and employs approximately 500 people. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments), of which we have paid approximately $48,000 as of December 31, 2013. The remaining portion of the purchase price, if any, will be paid following final determination of the applicable working capital adjustments. We are working with RTA to resolve our disagreement relating to the working capital amount in accordance with the procedures set forth in the purchase agreement. We expect the matter to be resolved by the second quarter of 2014. The final working capital amount may result in adjustments to the purchase price and change the gain on bargain purchase (which would be recorded as a modified retrospective adjustment to the 2013 consolidated financial statements). As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and funded the pension plan assumed by Century in accordance with the purchase agreement.
Purchase Price Allocation
Allocating the purchase price to the acquired assets and liabilities involves management judgment. We allocated the purchase price to the assets acquired, liabilities assumed, and the bargain gain in accordance with ASC 805 “Business Combinations.” Once it has been determined that recognition of an asset or liability in a business combination is appropriate, we measure the asset or liability at fair value in accordance with the principles of ASC 820 “Fair Value Measurements and Disclosures.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. We have finalized the purchase price allocation for the assets acquired and liabilities assumed, but the final purchase price and gain on bargain purchase are preliminary and subject to change based on any working capital adjustments.
Based on the purchase price allocation, we recorded a gain on bargain purchase of $5,253. In connection with the recognition of the bargain purchase gain and related net deferred tax liabilities, we partially released a valuation allowance associated with recorded deferred tax assets of $2,090. The gain on bargain purchase reflects the LME market and the risk associated with the power supply agreement for the facility at June 1, 2013. The measurement period adjustments to date include adjustments to the valuation of the pension liability, asset retirement obligations, certain inventory balances and related tax effects.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

Acquisition Date Estimated Fair Value as of December 31, 2013
Consideration:
Cash	$48,083
Deferred purchase price	1,910
Assets Acquired:
Inventories	59,018
Prepaid and other current assets	2,273
Property, plant and equipment – net	55,520
Total assets acquired	$116,811
Liabilities Assumed:
Accrued and other current liabilities	$43,316
Accrued pension benefit costs	996
Accrued post retirement benefit costs	6,544
Other liabilities	7,476
Deferred taxes	3,233
Total liabilities assumed	$61,565
Gain on bargain purchase:	$5,253
From the acquisition date of June 1, 2013 through December 31, 2013, Sebree's revenue and net income included in the consolidated statements of operations is as follows:

Year ended December 31, 2013
Sebree revenue	$247,178
Sebree net income (1)	8,705
(1) Sebree net income includes a non-recurring gain on bargain purchase of $5,253 and a non-recurring credit for the amortization of the deferred power contract liability of $31,031. As part of the Sebree acquisition, we recorded a $36,625 liability for an unfavorable power contract we assumed. The fair value measurement of the power contract was based on the difference between the forecasted contract rate and estimated market power rates through the contract termination date in January 2014. We will amortize the power contract liability over the remaining period of the contract through January 31, 2014, resulting in a credit to our depreciation and amortization expense within cost of goods sold. The credit reflects the amortization under our ownership from June 1, 2013 through December 31, 2013.
The following unaudited pro forma financial information for the years ended December 31, 2013 and December 31, 2012 reflects our results of continuing operations as if the acquisition of Sebree had been completed on January 1, 2012. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2012, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

	Year ended December 31,
	2013	2012
Pro forma revenues	$1,662,707	$1,755,196
Pro forma loss from continuing operations	(83,035)	(260,505)
Loss per common share, basic	(0.94)	(2.94)
Loss per common share, diluted	(0.94)	(2.94)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Following the acquisition, we have undertaken a significant capital investment to modernize the facility, comply with environmental regulations and optimize anode production for our smelter in Grundartangi. Century Vlissingen restarted production in late 2013. The initial annual anode production capacity is expected to be 75,000 tonnes of capacity with an option to increase production capacity to 150,000 tonnes when we conclude it is feasible and advantageous to do so.

 4. Fair value measurements

ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

ASC 820 recognizes three valuation techniques: the market approach, income approach, and cost approach.  Valuation techniques used for fair value measurements are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our internal market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
E.ON contingent obligation	3	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at CAKY
Primary aluminum sales contract	3	Management’s estimates of future U.S. Midwest premium and risk-adjusted discount rates
Midwest premium contracts	3	Management’s estimates of future U.S. Midwest premium

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

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$49,658	$—	$—	$49,658
Trust assets	11,151	—	—	11,151
Surety bonds	2,002	—	—	2,002
Midwest premium contracts	—	—	140	140
TOTAL	$62,811	$—	$140	$62,951
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$—	$—
Primary aluminum sales contract	—	—	140	140
TOTAL	$—	$—	$140	$140

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$168,309	$—	$—	$168,309
Trust assets	14,254	—	—	14,254
Surety bonds	2,123	—	—	2,123
TOTAL	$184,686	$—	$—	$184,686
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$15,369	$15,369
Primary aluminum sales contract	—	—	1,170	1,170
TOTAL	$—	$—	$16,539	$16,539

Change in Level 3 Fair Value Measurements during the years ended December 31,
	Derivative liabilities/assets
	2013	2012
Beginning balance, January 1,	$(16,539)	$(14,760)
Total gain (loss) included in earnings	16,539	(1,684)
Settlements	—	(95)
Ending balance, December 31,	$—	$(16,539)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at December 31,	$16,539	$(1,684)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statements of operations under net gain (loss) on forward and derivative contracts.  See Note 5 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

At December 31, 2013, the E.ON contingent obligation represented our primary Level 3 fair value measurement. The unobservable inputs associated with this fair value measurement consist of management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at CAKY. Based on management's estimates, the payment obligation triggers will not be met and we would not be obligated to make payment to E.ON. A change in our estimate of LME forward market prices or the future levels of operations at CAKY could impact the fair value measurement by changing our estimate of the timing and amount of repayments required under the obligation.  At December 31, 2013, we believe that we will not have any payment obligation based on our selected inputs.  Changes to the selected inputs would result in an increase in the estimated required repayments and a corresponding increase in the contingent obligation recorded.

Certain Financial Instruments

Certain of our financial instruments are reported at their carrying amount. The carrying value of certain life insurance policies is based on quotations provided by the insurance company and is considered a Level 3 fair value measurement.

We disclose the fair value measurements of our financial instruments which are reported at carrying amount. See Note 1 Summary of significant accounting policies for information about these financial instruments. The fair value of our 7.5% Notes due 2021, 7.5% Notes due 2014 and our 8.0% Notes was measured based on the latest available trading data as of the date presented. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered active and are therefore considered Level 2 fair value measurements.

 5. Derivative and hedging instruments

Derivatives.  Our current derivative contracts include Midwest premium contracts, a primary aluminum sales contract and the E.ON contingent obligation.  We measure the fair value of these contracts based on the quoted future market prices (if available) at the reporting date in their respective principal markets for all available periods.  In some cases, we use discounted cash flows from these contracts using a risk-adjusted discount rate.  See Note 4 Fair value measurements for the additional information about the fair value measurement of our derivative instruments.

Fair Value of Derivative Assets and Liabilities
		December 31,
	Balance sheet location	2013	2012
DERIVATIVE ASSETS:
Midwest premium contracts	Prepaid and other current assets	$140	$—
TOTAL		$140	$—
DERIVATIVE LIABILITIES:
E.ON contingent obligation - net (1)	Other liabilities	$—	$15,369
Primary aluminum sales contract	Accrued and other current liabilities	140	1,170
TOTAL		$140	$16,539

(1)	See Note 6 Debt for additional information about the E.ON contingent obligation.

As of December 31, 2013, an accumulated other comprehensive loss of $153 is expected to be reclassified to earnings over the next 12-month period.

Midwest premium contracts

We entered into a fixed-price forward contract that settles monthly from January 2014 to March 2014 based on the Midwest Premium price published in the Platts Metals Week for the applicable period. Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net gain (loss) on forward and derivative contracts on the consolidated statement of operations.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Primary aluminum sales contract

We had a contract to sell to Glencore primary aluminum produced at Mt. Holly or Hawesville through December 31, 2013 (the “Glencore Metal Agreement”). The Glencore Metal Agreement is a physical delivery contract for primary aluminum with variable, LME-based pricing.  Under the Glencore Metal Agreement, pricing is based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net gain (loss) on forward and derivative contracts on the consolidated statements of operations.

Primary aluminum put option contracts

In 2012, we held primary aluminum put option contracts that settled monthly based on LME prices.  The option contract volumes accounted for a portion of our domestic production, with a strike price around our domestic facilities’ average cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.

Our counterparties included two non-related third parties and an affiliate of Glencore, a related party.  We paid cash premiums to enter into the put option contracts and recorded an asset on the consolidated balance sheets.  As of December 31, 2013, all primary aluminum put option contracts expired and we held no such contracts.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	December 31, 2013	December 31, 2012
E.ON contingent obligation - net	Net gain (loss) on forward and derivative contracts	$16,781	$—
Primary aluminum sales contract	Related party sales	1,353	1,309
Midwest premium contracts	Net gain (loss) on forward and derivative contracts	140	—
Primary aluminum sales contract	Net gain (loss) on forward and derivative contracts	(323)	(1,571)
E.ON contingent obligation - net	Interest expense – third party	(1,412)	1,411
Primary aluminum put option contracts	Net gain (loss) on forward and derivative contracts	—	(2,725)
Power contract	Net gain (loss) on forward and derivative contracts	—	147

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	December 31, 2013	December 31, 2012
Primary aluminum sales contract premium (tonnes) (1)	1,782	20,400
Midwest premium contracts (tonnes)	6,000	—

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 6. Debt

	December 31,
	2013	2012
Debt classified as current liabilities:
Hancock County industrial revenue bonds (“IRBs”) due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually (2)	2,603	—
Iceland revolving credit facility (2)(3)	6,000	—
Debt classified as non-current liabilities:
7.5% senior secured notes payable due June 1, 2021, net of debt discount of $3,472, interest payable semiannually	246,528	—
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $1,625, interest payable semiannually	—	247,979
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	—	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (4)	—	15,369
Total	$262,946	$273,766

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2013 was 0.25%.

(2)	These items are recorded in Accrued and other current liabilities.

(3)	Borrowings under the Iceland revolving credit facility bear variable interest based on LIBOR plus the applicable margin per annum. The interest rate at December 31, 2013 was 3.92%.

(4)
E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum.  See E.ON contingent obligation below and Note 4 Fair value measurements for additional information.

U.S. Revolving Credit Facility

General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the “Borrowers”) and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas and Morgan Stanley Senior Funding Inc., as lenders, entered into the Amended and Restated Loan and Security Agreement (the “U.S. revolving credit facility”), dated May 24, 2013, as amended, modifying the credit facility signed July 1, 2010. The U.S. revolving credit facility has a term through May 24, 2018 and provides for borrowings of up to $150,000 in the aggregate, including up to $80,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.  As of December 31, 2013, we had no outstanding borrowings under the U.S. revolving credit facility, although the Borrowers may in the future use the U.S. revolving credit facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. As of December 31, 2013, the borrowing availability, net of $70,545 for outstanding letters of credit, was approximately $68,081 under the U.S. revolving credit facility.

Borrowing Base.  The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of accounts receivable and inventory of the Borrowers which meet the eligibility criteria.

Guaranty.  The Borrowers' obligations under the U.S. revolving credit facility are guaranteed by certain of our domestic subsidiaries and secured by a continuing lien upon and a security interest in all of the Borrowers' accounts receivable, inventory and certain bank accounts.  Each Borrower is liable for any and all obligations under the U.S. revolving credit facility on a joint and several basis.

Interest Rates and Fees.  Any amounts outstanding under the U.S. revolving credit facility will bear interest, at our option, at LIBOR or a base rate, plus, in each case, an applicable interest margin.  The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter.  In addition, we pay an unused line fee on undrawn amounts, less the amount of our letters of credit exposure.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit that varies depending on whether the letter of credit exposure is cash collateralized.

Maturity.  The U.S. revolving credit facility will mature on May 24, 2018.

Prepayments.  We can make prepayments of amounts outstanding under the U.S. revolving credit facility, in whole or in part, without premium or penalty, subject to standard LIBOR breakage costs, if applicable.  We may be required to apply the proceeds from sales of collateral accounts, other than sales of inventory in the ordinary course of business, to repay amounts outstanding under the revolving credit facility and correspondingly reduce the commitments there under.

Covenants.  The U.S. revolving credit facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, as well as a covenant that requires the Borrowers to maintain certain minimum liquidity or availability requirements.

Events of Default.  The U.S. revolving credit facility also includes customary events of default, including nonpayment, misrepresentation, breach of covenant, bankruptcy, change of ownership, certain judgments and certain cross defaults. Upon the occurrence of an event of default, commitments under the U.S. revolving credit facility may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.

Iceland Revolving Credit Facility

General. Nordural Grundartangi ehf, as borrower, and Landsbankinn hf., as lender, entered into a three-year $50,000 Committed Revolving Credit Facility agreement (the “Iceland revolving credit facility”), dated November 27, 2013. As of December 31, 2013, we had $6,000 outstanding borrowings under the Iceland revolving credit facility. Grundartangi may in the future use the Iceland revolving credit facility to repay existing indebtedness or to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. As of December 31, 2013, the borrowing availability was approximately $44,000 under the Iceland revolving credit facility.

Borrowing Base.  The availability of funds under the Iceland revolving credit facility is limited by a specified borrowing base consisting of inventory and accounts receivable of Grundartangi.

Security.  Grundartangi's obligations under the Iceland revolving credit facility are secured by a general bond under which Grundartangi's inventory and accounts receivable are pledged to secure full payment of the loan.

Interest Rates and Fees.  Any amounts outstanding under the Iceland revolving credit facility will bear interest at LIBOR plus the margin per annum.

Maturity.  The Iceland revolving credit facility will mature on November 27, 2016.

Prepayments.  Grundartangi may, by giving no less than five business days prior written notice to Landsbankinn, prepay any outstanding borrowings without penalty or premium (except incurred breakage costs) in whole or in part.

Covenants.  The Iceland revolving credit facility contains customary covenants, including restrictions on mergers and acquisitions, dispositions of assets, compliance with permits, laws and payment of taxes, as well as a covenant that requires Grundartangi to maintain a certain minimum equity ratio.

Events of Default.  The Iceland revolving credit facility also includes customary events of default, including nonpayment, loss of license, cessation of operations, unlawfulness, breach of covenant, bankruptcy, change of ownership, certain judgments and certain cross defaults. Upon the occurrence of an event of default, commitments under the Iceland revolving credit facility may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8% Notes Tender Offer, Consent Solicitation and Redemption

In May 2013, we commenced a tender offer and consent solicitation (the “Tender Offer”) to the holders of our then outstanding 8% Senior Secured Notes due 2014 (the “8.0% Notes”). Investors electing to participate in the Tender Offer consented to certain amendments and modifications to the indenture governing the 8.0% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.

We received tenders and consents from holders of a majority of the outstanding principal amount of the 8.0% Notes. The remaining 8.0% Notes outstanding that had not participated in the Tender Offer were redeemed at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest (the “Redemption”). Together the Tender Offer and Redemption satisfied and discharged our obligations under the 8.0% Notes and the related indenture. We used the net proceeds from the issuance of the 7.5% Senior Secured Notes due 2021 (the “7.5% Notes due 2021”) and available cash on hand to fund the Tender Offer and the Redemption.  As of December 31, 2013, we had no principal amounts outstanding on the 8% Notes.

In accordance with ASC 470 “Debt”, based on an evaluation of the characteristics of the 8.0% Notes and the 7.5% Notes due 2021 that were issued, we treated the tender and redemption of the 8.0% Notes as an extinguishment of the debt and accordingly, we recorded a loss on early extinguishment of debt in 2013. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the Tender Offer.

7.5% Notes due 2021

General.  On June 4, 2013, we issued $250,000 of our 7.5% Notes due 2021 in a private offering exempt from the registration requirements of the Securities Act.  The 7.5% Notes due 2021 were issued at a discount and we received proceeds of $246,330, prior to payment of financing fees and related expenses.

Interest rate.  The 7.5% Notes due 2021 bear interest at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year.

Maturity.  The 7.5% Notes due 2021 mature on June 1, 2021.

Seniority.  The 7.5% Notes due 2021 are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral.

Guaranty.  Our obligations under the 7.5% Notes due 2021 are guaranteed by all of our existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”), except for foreign owned holding companies and any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantor Subsidiaries, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor Subsidiaries but effectively senior to unsecured debt.

Collateral. Our obligations under the 7.5% Notes due 2021 and the Guarantor Subsidiaries' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):

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

Under certain circumstances, we may incur additional debt that also may be secured by liens on the collateral that are equal to or have priority over the liens securing the 7.5% Notes due 2021.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redemption Rights.  Prior to June 1, 2016, we may redeem the 7.5% Notes due 2021, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, and if redeemed during the twelve-month period beginning on June 1 of the years indicated below, at the following redemption prices plus accrued and unpaid interest:

Year	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%

Upon a change of control (as defined in the indenture governing the 7.5% Notes due 2021), we will be required to make an offer to purchase the 7.5% Notes due 2021 at a purchase price equal to 101% of the outstanding principal amount of the 7.5% Notes due 2021 on the date of the purchase, plus accrued interest to the date of purchase.

Covenants.  The indenture governing the 7.5% Notes due 2021 contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.

7.5% Notes due 2014

General.  In August 2004, we sold $250,000 of our 7.5% Notes due 2014 in a private offering exempt from the registration requirements of the Securities Act.  The 7.5% Notes due 2014 were subsequently registered with the SEC in December 2004.

Exchange offer and consent solicitation.  In 2010 and 2009, we completed a series of debt for debt exchange offers and consent solicitation relating to our 7.5% Notes (the “7.5% Notes Exchange Offer”) in which we issued our 8.0% Notes in exchange for our 7.5% Notes due 2014.  In addition, certain investors consented to certain amendments and modifications to the indenture governing the 7.5% Notes due 2014 to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.  As of December 31, 2013, we had $2,603 of aggregate principal amount outstanding of the 7.5% Notes due 2014.

Interest rate.  The 7.5% Notes due 2014 bear interest at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on February 15 and August 15 of each year.

Maturity. The 7.5% Notes due 2014 mature on August 15, 2014.

Seniority.  The 7.5% Notes due 2014 are senior unsecured obligations and rank, in right of payment, the same as all of our existing and future senior unsecured debt.

Guaranty. Our obligations under the 7.5% Notes due 2014 are guaranteed by all of our existing and future domestic restricted subsidiaries.

Redemption Rights.  We may redeem the 7.5% Notes due 2014, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

Upon a “change of control” (as defined in the indenture governing the 7.5% Notes due 2014), we will be required to make an offer to purchase the 7.5% Notes due 2014 at a purchase price equal to 101% of the outstanding principal amount of the 7.5% Notes due 2014 on the date of the purchase, plus accrued interest to the date of purchase.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.ON contingent obligation

General.  The E.ON contingent obligation consists of the aggregate E.ON payments made to Big Rivers Electric Corporation (“Big Rivers”) on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy, a member cooperative of Big Rivers (the “Big Rivers Agreement”).  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.

Based on the LME forward market prices for primary aluminum at December 31, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $16,781 in net gain (loss) on forward and derivative contracts for the year ended December 31, 2013. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.

Interest rate.  Interest accrues at an annual rate equal to 10.94%.

Maturity.  The term of the agreement is through December 31, 2028.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	December 31, 2013	December 31, 2012
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(3,879)	(2,467)
E.ON contingent obligation – derivative asset	Other liabilities	16,781	—
		$—	$(15,369)

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

Principal Payments on Long Term Debt

Principal payments on our long term debt maturing in the next five years, excluding contingent obligations, are as follows:

2014
7.5% Notes due 2014	$2,603
Iceland revolving credit facility	6,000
Total	$8,603

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program.  Under the program, we may repurchase up to $60,000 of our outstanding shares of common stock from time to time on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions, the trading price of the stock and other factors. The repurchase program may be suspended or discontinued at any time.

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

From August 11, 2011 through December 31, 2013, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of December 31, 2013.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Common and Preferred Stock Activity table below for additional information about preferred stock conversions during 2013, 2012 and 2011:

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Balance as of December 31, 2010	82,515	—	92,771,864
Repurchase of common stock	—	4,386,521	(4,386,521)
Conversion of convertible preferred stock	(1,797)	—	179,692
Issuance for share-based compensation plans	—	—	279,292
Balance as of December 31, 2011	80,718	4,386,521	88,844,327
Repurchase of common stock	—	400,000	(400,000)
Conversion of convertible preferred stock	(435)	—	43,556
Issuance for share-based compensation plans	—	—	60,754
Balance as of December 31, 2012	80,283	4,786,521	88,548,637
Conversion of convertible preferred stock	(663)	—	66,244
Issuance for share-based compensation plans	—	—	95,396
Balance as of December 31, 2013	79,620	4,786,521	88,710,277

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Optional Conversion.  Glencore has the option to convert the Series A Convertible Preferred Stock in a tender offer or exchange offer, at the same conversion ratio as above, in which a majority of the outstanding shares of our common stock have been tendered by the holders thereof and not duly withdrawn at the expiration time of such tender or exchange offer, so long as the Series A Convertible Preferred Stock is tendered or exchanged in such offer.

Stock Combinations – Adjustments.  If, at any time while the Series A Convertible Preferred Stock is outstanding, Century combines outstanding common stock into a smaller number of shares, then the number of shares of common stock issuable on conversion of each share of Series A Convertible Preferred Stock will be decreased in proportion to such decrease in the aggregate number of shares of common stock outstanding.

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

Right of Redemption.  The Series A Convertible Preferred Stock will be redeemed by Century if any of the following events occur (at a redemption price based on the trading price of our common stock prior to the announcement of such event) and Glencore votes its shares of our common stock in opposition to such events:

•
We propose a merger, reorganization or consolidation, sale, abandonment, transfer, lease, license, mortgage, exchange or other disposition of all or substantially all of our property or assets where any of our common stock would be converted into the right to receive, or exchanged for, assets other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable, or

•
We propose to dissolve and wind up operations and any assets, other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable, are to be distributed to the holders of our common stock.

 8. Inventories

Inventories, at December 31, consist of the following:

	2013	2012
Raw materials	$69,776	$40,725
Work-in-process	22,183	15,259
Finished goods	17,661	9,753
Operating and other supplies	129,995	94,188
Inventories (1)	$239,615	$159,925

(1)
The balance at December 31, 2013 includes inventory maintained at the recently acquired Sebree smelter. See Note 2 Acquisition of Sebree aluminum smelter for additional information about the Sebree acquisition.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Property, plant and equipment

Property, plant and equipment, at December 31, consist of the following:

	2013	2012
Land and improvements	$16,021	$13,021
Buildings and improvements	340,609	324,497
Machinery and equipment	1,464,532	1,404,928
Construction in progress	221,101	175,283
	2,042,263	1,917,729
Less accumulated depreciation	(794,602)	(729,515)
Property, plant and equipment - net	$1,247,661	$1,188,214

For the years ended December 31, 2013, 2012 and 2011, we recorded depreciation expense of $66,570, $62,570 and $62,194, respectively.

At December 31, 2013 and 2012, the cost of property, plant and equipment includes $179,702 and $178,528, respectively, and accumulated depreciation includes $119,275 and $113,174, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

10. Supplemental financial statement information

Composition of certain balance sheet accounts at December 31:

Components of Prepaid and other current assets:	2013	2012
Prepaid and other assets	$15,051	$16,956
Income/withholding tax receivable – current	11,437	14,327
VAT receivable	5,648	3,692
Derivative assets	140	—
	$32,276	$34,975

Components of Other assets:	2013	2012
Investment in BHH and other equity investments	$35,767	$37,880
Cash surrender value of life insurance and trust assets	27,857	29,125
Maintenance and operating supplies – non-current	17,827	17,844
Other assets	10,023	15,866
	$91,474	$100,715

Components of Accrued and other current liabilities:	2013	2012
Other accrued and current liabilities	$30,901	$20,455
Accrued severance pay	11,438	1,009
Accrued vacation pay	9,135	6,001
Income taxes payable	6,198	8,146
Revolving credit facility	6,000	—
Current portion of long-term debt	2,603	—
Accrued bond interest	1,636	2,560
Deferred tax liability – current	1,555	1,928
	$69,466	$40,099

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Other liabilities:	2013	2012
Asset retirement obligations – non-current	$22,884	$14,775
Other liabilities	7,576	2,781
Accrued workers’ compensation cost – non-current	7,283	7,237
E.ON contingent liability and accrued interest	—	15,369
	$37,743	$40,162

Components of Accumulated Other Comprehensive Loss:	2013	2012
Defined benefit plan liabilities	$(92,177)	$(153,225)
Equity in investee other comprehensive income (1)	(12,650)	(12,712)
Unrealized loss on financial instruments	(1,064)	(878)
Other comprehensive loss before income tax effect	(105,891)	(166,815)
Income tax effect (2)	14,059	15,623
Accumulated other comprehensive loss	$(91,832)	$(151,192)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly.

(2)	The allocation of the income tax effect to the components of other comprehensive income is as follows:

	2013	2012
Defined benefit plan liabilities	$14,256	$15,784
Equity in investee other comprehensive income	418	488
Unrealized loss on financial instruments	(615)	(649)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (“AOCI”):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, December 31, 2010	$(41,181)	$(7,665)	$(1,130)	$(49,976)
Other comprehensive income (loss) before reclassifications	(62,212)	(253)	(479)	(62,944)
Net amount reclassified to net loss	(21,555)	—	(113)	(21,668)
Balance, December 31, 2011	(124,948)	(7,918)	(1,722)	(134,588)
Other comprehensive income (loss) before reclassifications	(16,691)	(4,306)	(218)	(21,215)
Net amount reclassified to net loss	4,198	—	413	4,611
Balance, December 31, 2012	(137,441)	(12,224)	(1,527)	(151,192)
Other comprehensive income (loss) before reclassifications	56,795	(8)	—	56,787
Net amount reclassified to net loss	2,725	—	(152)	2,573
Balance, December 31, 2013	$(77,921)	$(12,232)	$(1,679)	$(91,832)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Operations
AOCI Components	Location	2013	2012	2011
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$3,264	$4,670	$(16,326)
	Selling, general and administrative expenses	990	1,055	575
	Income tax expense	(1,529)	(1,527)	(5,804)
	Net of tax	$2,725	$4,198	$(21,555)

Unrealized loss on financial instruments	Cost of goods sold	$(186)	$381	$(146)
	Income tax expense	34	32	33
	Net of tax	$(152)	$413	$(113)

11. Pension and other postretirement benefits

Pension Benefits

We maintain noncontributory defined benefit pension plans for all of our domestic hourly and salaried employees.  For the domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act 1974 (“ERISA”). Plan assets consist principally of U.S. and international equities and fixed income securities.  In addition, we maintain the SERB plan for certain current and former executive officers.  We account for these plans in accordance with ASC 715. We use a measurement date of December 31st to determine the pension and OPEB liabilities.

Employer contributions

In June 2011, it was determined a “change of control” occurred under the terms of our non-qualified SERB plan.  As a result, we were required to make an approximately $16,700 contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  In addition, during the year ended December 31, 2013, we made contributions of approximately $11,130 to the qualified defined benefit plans we sponsor.

PBGC settlement
In April 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (“PBGC”) regarding an alleged “cessation of operations” at our Ravenswood facility as a result of the curtailment of operations at the facility.  While we do not believe that a “cessation of operations” has occurred, we reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016.  In 2013, we made the contributions pursuant to this agreement of approximately $6,700. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments.

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

Under the Hawesville labor agreement, employees who retire during the term of the labor agreement have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service.  Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant.  The health reimbursement accounts will be funded by CAKY based on established rates per hour worked by each eligible participant.  Eligible participants will be able to withdraw from their health reimbursement accounts to fund their own retiree medical coverage.

 Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$174,954	$164,565	$149,263	$134,289
Service cost	4,735	2,802	2,527	1,790
Interest cost	8,908	6,871	5,681	5,512
Medicare Part D	—	—	—	210
Actuarial loss (gain)	(21,539)	8,611	(24,170)	11,725
Acquisition	82,988	—	6,544	—
Benefits paid	(11,727)	(7,895)	(5,193)	(4,263)
Benefit obligation at end of year	$238,319	$174,954	$134,652	$149,263

	Pension		OPEB
	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$96,234	$84,967	$—	$—
Actual return on plan assets	21,675	10,607	—	—
Acquisition	81,992	—	—	—
Employer contributions	11,130	8,555	5,193	4,263
Benefits paid	(11,727)	(7,895)	(5,193)	(4,263)
Fair value of assets at end of year	$199,304	$96,234	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		OPEB
	2013	2012	2013	2012
Funded status of plans:
Funded status	$(39,015)	$(78,720)	$(134,652)	$(149,263)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$2,547	$—	$—	$—
Current liabilities	(1,714)	(10,842)	(5,368)	(6,158)
Non-current liabilities	(39,848)	(67,878)	(129,284)	(143,105)
Net amount recognized	$(39,015)	$(78,720)	$(134,652)	$(149,263)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$45,642	$81,417	$65,754	$94,947
Prior service cost (benefit)	376	472	(19,595)	(23,611)
	$46,018	$81,889	$46,159	$71,336

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2013	2012	2013	2012	2013	2012
Sebree hourly pension plan	$80,369	$—	$80,369	$—	$82,916	$—
CAWV hourly pension plan	66,866	78,812	66,852	78,171	64,905	53,909
Salaried pension plan	66,686	69,726	60,870	63,344	51,483	42,325
SERB plan	24,398	26,416	23,369	25,096	—	—
Total	$238,319	$174,954	$231,460	$166,611	$199,304	$96,234

The assets held in the Rabbi trust are restricted to funding the SERB plan.  However, the Rabbi trust is classified as a general asset of the company (not plan assets) and therefore, the SERB plan is considered unfunded.

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:

Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2013	2012	2011	2013	2012	2011
Service cost	$4,735	$2,802	$3,133	$2,527	$1,790	$1,668
Interest cost	8,908	6,871	6,976	5,681	5,512	5,728
Expected return on plan assets	(10,592)	(6,962)	(6,631)	—	—	—
Amortization of prior service costs	113	137	137	(3,995)	(4,250)	(32,814)
Amortization of net loss	3,152	3,642	1,863	5,022	6,195	15,063
Net periodic benefit cost	6,316	6,490	5,478	9,235	9,247	(10,355)
Special termination benefits	—	—	1,147	—	—	—
Curtailment cost	(18)	—	—	(20)	—	—
Total net periodic benefit cost	$6,298	$6,490	$6,625	$9,215	$9,247	$(10,355)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2013	2012	2013	2012
Net loss (gain)	$(32,624)	$4,966	$(24,171)	$11,725
Amortization of net loss	(3,152)	(3,642)	(5,022)	(6,195)
Amortization of prior service benefit (cost)	(95)	(137)	4,015	4,250
Total amount recognized in other comprehensive loss	(35,871)	1,187	(25,178)	9,780
Net periodic benefit cost	6,298	6,490	9,215	9,247
Total recognized in net periodic benefit cost and other comprehensive loss	$(29,573)	$7,677	$(15,963)	$19,027

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2014:
	Pension	OPEB
Amortization of net loss	$1,702	$3,511
Amortization of prior service cost (benefit)	116	(3,993)

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2013	2012	2013	2012
Discount rate	4.89%	4.00%	4.99%	3.98%
Rate of compensation increase (1)	3%/4%	3%/4%	3%/4%	3%/4%
Measurement date	12/31/2013	12/31/2012	12/31/2013	12/31/2012

(1)	Rate of compensation increase assumption is 3% per year for first five years and then 4% per year for year six and thereafter.

Discount rate change in estimate

In 2012, we changed the approach that we use to determine the yield from the Citigroup Pension Liability Index to the Ryan Discount Rate Curve (the “Ryan Curve”). This change in the approach for determining our discount rate is considered a change in accounting estimate under ASC 250 “Accounting Changes and Error Corrections.” In 2012, the discount rates determined using the Ryan Curve were approximately 25 basis points higher than those determined using the Citigroup Pension Liability Index, which lowered the plan projected benefit obligations for our pension and OPEB plans by approximately $10,000 as a result.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2013	2012	2011	2013	2012	2011
Measurement date	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Fiscal year end	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Discount rate	4.00%	4.25%	5.49%	4.01%	3.83%	5.23%
Rate of compensation increase (1)	3%/4%	3%/4%	3%/3%/4%	3%/4%	3%/4%	3%/3%/4%
Expected return on plan assets	7.25%	8.00%	8.00%	—	—	—

(1)
For 2013 and 2012, the rate of compensation increase is 3% per year for first five years and 4% per year for year six and thereafter. For 2011, the rate of compensation increase is for 3% per year for years 1 and 2 and 4% per year for year 3 and thereafter.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For measurement purposes, medical cost inflation is initially estimated to be 9%, declining to 5% over nine years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2013:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,585	$(1,256)
Effect on accumulated postretirement benefit obligation	19,465	(16,095)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan.

	2013	2012	2011
Company matching contribution to defined contribution (401(k)) plans	$1,138	$748	$640

Benefit Plan Assets

Pension Plan Investment Policy and Strategy

We have established the defined benefit pension plans (the “Pension Plans”) as a retirement vehicle for the plan participant employees and as a funding vehicle to secure promised benefits.  The Pension Plans’ assets are invested in a prudent manner for the exclusive purpose of providing benefits to participants. Other objectives are to:

•	Provide a total return that, over the long term, provides sufficient assets to fund the pension plan liabilities.

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

Performance

Our performance objective is to outperform the return on a weighted hypothetical portfolio (the “Policy Portfolio”) after fees at a comparable level of risk. This investment objective is expected to be achieved over the long term and is measured over rolling multi-year periods. Peer-relative performance comparisons will also be considered especially when performance deviates meaningfully from market indexes. Investment objectives for each asset class are included below.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Policy Portfolio

Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	Policy Target	December 31, 2013	December 31, 2012
Equities:
U.S. equities	50%	43%	50%
International equities	15%	20%	16%
Fixed income	35%	37%	34%
		100%	100%

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

Expected rate-of-return assumption

We are currently using a 7.25% long-term rate of return on plan assets for the development of the net periodic cost for the defined benefit pension plans.  The rate was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

Fair Value Measurements of Pension Plan assets

We measured the fair value of our Pension Plans’ assets in accordance with ASC 820.  For additional information about fair value measurements, see Note 4 Fair value measurements.

The following table sets forth by level within the ASC 820 fair value hierarchy our Pension Plans' assets.  As required by GAAP for fair value measurements and disclosures, these assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Pension Plans’ assets included in Level 1 under the fair value hierarchy:

As of December 31, 2013	Total
Equities:
U.S. equities	$86,323
International equities	40,093
Fixed income	72,888
Total	$199,304
As of December 31, 2012
Equities:
U.S. equities	$47,728
International equities	15,318
Fixed income	32,734
Cash deposit in transit	454
Total	$96,234

Our Pension Plans’ assets are held in certain mutual funds.  The fair value of the mutual funds is based on the Net Asset Value (“NAV”) which is calculated every business day. The value of the underlying securities within the mutual funds are determined as follows:

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

Pension and OPEB Cash Flows

Contributions

We expect to make the following contributions for 2014:

2014
Expected pension plan contributions	$10,094
Expected OPEB benefits payments	5,370

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2014	$12,913	$5,370
2015	13,185	5,978
2016	13,440	6,641
2017	13,849	7,174
2018	14,317	7,784
2019 – 2023	77,708	44,393

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Participation in Multiemployer Pension Plans

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

The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) sponsored multiemployer plan.  Our contributions to the plan are determined at a fixed rate per hour worked.

Century’s participation in the plan for the year ended December 31, 2013, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2013 (1)	Green
Pension Protection Act Zone Status 2012 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2013 (2)	$2,171
Contributions of Century Aluminum 2012 (2)	$2,282
Contributions of Century Aluminum 2011 (2)	$2,117
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2015

(1)
The most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan's year-end December 31, 2012 and December 31, 2011, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

(2)	Our contributions to the Steelworkers Pension Trust are not 5% or more of the total contributions to the plan.

 12. Share-based compensation

1996 Stock Incentive Plan — We award performance-based and service-based (time vested) share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 7,190,000 shares remaining at December 31, 2013.  Granted stock options have a term of 10 years and typically vest one-third on the grant date and an additional one-third on the first and second anniversary dates of the grant.  Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service.  In addition to the stock options, we grant service-based share awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

At the time three directors designated for nomination to our Board of Directors were elected in June 2011, it was determined a “change of control” occurred under the terms of our share-based incentive compensation plans.  As a result, certain outstanding share-based incentive awards immediately vested and we recognized compensation expense for the accelerated vesting of these awards in 2011.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, options to purchase 619,833 shares of common stock and 442,737 service-based share awards were outstanding.

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals.  The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.  Under the performance share plan, the performance share awards are granted at the beginning of a three-year performance period. These shares will vest at the end of the three-year performance period and are awarded to the plan participant if the participant is still an employee on the award date. The time-vested performance share awards are included in our service-based share awards. As of December 31, 2013, approximately 219,381 time-vested performance share units have been authorized.

Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan.  As of December 31, 2013, this plan had 9,000 outstanding options.  No new options will be issued out of this plan.

A summary of activity under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2013 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	626,334	$24.60
Exercised	(6,000)	7.43
Forfeited/expired	(501)	19.01
Outstanding, fully vested and exercisable at December 31, 2013 (1)	619,833	$24.77	4.86	$1,065

(1)
As explained above, all unvested stock options immediately vested and became immediately exercisable in 2011.  All such options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century.

Service-based share awards
Outstanding at January 1, 2013	396,133
Granted	303,159
Vested	(128,048)
Forfeited	(128,507)
Outstanding at December 31, 2013	442,737

	Year ended December 31,
	2013	2012	2011
Weighted average per share fair value of service-based share grants	$8.19	$8.14	$15.49
Total intrinsic value of option exercises	13	—	72
Total fair value of stock options vested during the period	—	—	1,403

Fair Value Measurement of Share-Based Compensation Awards – We estimate the fair value of each stock option award using the Black-Scholes model on the date of grant.  We have not granted any stock options since 2009. For our service-based awards, the fair value of our service-based awards is equal to the closing stock price on the date of grant. Other assumptions to estimate the fair value have no impact on the fair value of the service-based award. If we grant stock options in future periods, we will disclose the relevant assumptions used in the Black-Scholes model to estimate their fair value.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the compensation cost recognized for the years ended December 31, 2013, 2012 and 2011 for all options, service-based share and performance-based share awards.  No share-based compensation cost was capitalized during these periods and there were no significant modifications (other than the accelerated vesting in 2011 described above) of any share-based awards in 2013, 2012 and 2011.

	Year ended December 31,
	2013	2012	2011
Share-based compensation expense reported:
Performance-based share expense	$475	$27	$1,836
Service-based share expense	603	586	692
Stock option expense	—	—	328
Total share-based compensation expense before income tax	1,078	613	2,856
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$1,078	$613	$2,856

As of December 31, 2013, we had unrecognized compensation expense of $794 before taxes.  This expense will be recognized over a weighted average period of 0.75 years.

 13. Earnings (loss) per share

Basic EPS amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  The following table shows the basic and diluted earnings (loss) per share for 2013, 2012, and 2011:

	For the year ended December 31, 2013
	Net loss	Shares (000)	Per-Share
Net loss	$(40,313)
Amount allocated to common shareholders (1)	100.00%
Basic and Diluted EPS:
Loss available to common shareholders	$(40,313)	88,612	$(0.45)

	For the year ended December 31, 2012
	Net loss	Shares (000)	Per-Share
Net loss	$(35,610)
Amount allocated to common shareholders (1)	100.00%
Basic and Diluted EPS:
Loss available to common shareholders	$(35,610)	88,534	$(0.40)

	For the year ended December 31, 2011
	Net income	Shares (000)	Per-Share
Net income	$11,325
Amount allocated to common shareholders	91.87%
Basic EPS:
Income allocable to common shareholders	$10,404	91,854	$0.11
Effect of Dilutive Securities:
Share-based compensation plans		403
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$10,404	92,257	$0.11

(1)	We have not allocated net losses between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Antidilutive securities excluded from the calculation of diluted EPS:
	2013	2012	2011
Stock options (1)	619,833	626,334	353,000
Service-based share awards (1)	442,737	396,133	—

(1)
In periods when we report a net loss, all share awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share.

14. Income taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2013	2012	2011
U.S.	$(47,080)	$(38,762)	$(22,865)
Foreign	7,236	9,439	45,104
Total	$(39,844)	$(29,323)	$22,239

Significant components of the income tax expense consist of the following:
	Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal current expense (benefit)	$532	$(161)	$(22)
State current expense (benefit)	(445)	(669)	1,395
Foreign current expense	6,198	9,808	13,467
Total current expense	6,285	8,978	14,840
Deferred:
U.S. federal deferred benefit	(3,905)	(1,564)	(5,772)
State deferred benefit	(207)	—	—
Foreign deferred tax expense	958	1,496	5,291
Total deferred benefit	(3,154)	(68)	(481)
Total income tax expense	$3,131	$8,910	$14,359

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2013	2012	2011
Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent differences	54.5	12.6	63.2
State taxes, net of Federal benefit	97.2	0.1	6.3
Foreign earnings taxed at different rates than U.S.	17.4	(369.5)	(60.3)
Valuation allowance	(265.9)	297.6	40.8
Changes in uncertain tax reserves	40.5	(6.7)	5.6
Other	13.4	0.5	(26.0)
Effective tax rate	(7.9)%	(30.4)%	64.6%

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2013	2012
Deferred tax assets:
Accrued postretirement benefit cost	$12,851	$9,184
Accrued liabilities	2,355	8,289
Share-based compensation	5,327	2,941
Derivative and hedging contracts	116,550	180,121
Goodwill	12,421	14,654
Equity contra - other comprehensive loss	61,216	81,039
Capital losses	14,512	9,056
Net operating losses and tax credits	637,721	509,618
Other	1,533	138
Total deferred tax assets	864,486	815,040
Valuation allowance	(765,023)	(656,352)
Net deferred tax assets	$99,463	$158,688
Deferred tax liabilities:
Tax over financial statement depreciation	$(145,945)	$(145,213)
Pension	(11,543)	(8,905)
Income from domestic partnership	—	4
Unremitted foreign earnings	(35,344)	(93,824)
Foreign basis differences	(790)	(3,204)
Total deferred tax liabilities	(193,622)	(251,142)
Net deferred tax liability	$(94,159)	$(92,454)

Under ASC 740 “Accounting for Income Taxes”, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.

The changes in the valuation allowance are as follows:

	2013	2012
Beginning balance, valuation allowance	$656,352	$773,714
Change in valuation allowance	108,671	(117,362)
Ending balance, valuation allowance	$765,023	$656,352

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of certain realization requirements of ASC Topic 718 “Compensation - Stock Compensation”, the table of deferred tax assets and liabilities shown above does not include net operating loss deferred tax assets at December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Net operating losses of $4,793 will increase equity if and when such deferred tax assets are ultimately realized.

The significant components of our NOL carryforwards are as follows:

	2013	2012
Federal (1)	$1,287,118	$1,176,802
State (2)	2,077,890	1,106,961
Foreign (3)	459,457	341,290

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOLs begin to expire in 2027.

(3)	The Icelandic NOL begins to expire in 2017; Dutch NOL begins to expire in 2022.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2013	2012	2011
Balance as of January 1,	$17,600	$15,900	$16,600
Additions based on tax positions related to the current year	700	2,700	2,500
Decreases due to lapse of applicable statute of limitations	(2,800)	(800)	(3,200)
Settlements	(14,300)	(200)	—
Balance as of December 31,	$1,200	$17,600	$15,900

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

The components of our unrecognized tax positions are as follows:

	2013	2012	2011
Highly certain tax positions	$1,100	$16,900	$15,100
Other unrecognized tax benefits	100	700	800
Gross unrecognized tax benefits	$1,200	$17,600	$15,900
Accrued interest and penalties related to unrecognized tax benefits	$100	$100	$100

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions.

In April 2013, we received notice from the Internal Revenue Service (“IRS”) that the Congressional Joint Committee on Taxation finalized their review of the US Federal examinations for the income tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007 without exception to the conclusions reached by the IRS. This Joint Committee is a special nonpartisan Congressional committee involved with the analysis and drafting of federal tax legislation and, as part of its mandate, reviews all federal tax refund claims over a certain amount. As a result of this determination, we have reduced the reserve for the unrecognized tax benefits related to prior years by approximately $14,300. The reduction did not result in an impact to the effective tax rate since the reduction was offset by an increase in our valuation allowance. During the second quarter of 2013, we received refunds from the IRS of $5,009 following the Joint Committee review.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our federal income tax returns have been reviewed by the IRS through 2010.  However, we have NOL's beginning in 2008 that are available for carryforward to future years.  Under US tax law, NOL's may be adjusted by the IRS until the statute of limitations expires for the year in which the NOL is used.  Accordingly, our 2008 and later NOL's may be reviewed until they are used or expire.  We  received notice from the IRS of their intent to review the 2011 return of NSA General Partnership, a US partnership owned by Century Aluminum Company subsidiaries.  Material state and local income tax matters have been concluded for years through 2006.  The majority of our state returns beginning in 2008 are subject to examination.

As of December 31, 2013, we had federal net operating loss carryforwards of $1,287,118, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if our “five-percent shareholders,” as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

Our Icelandic tax returns are subject to examination beginning with the 2008 tax year. During 2013, we received notice from the Directorate of Internal Revenue of Iceland of their intent to conduct a periodic review regarding certain of our Icelandic subsidiaries for the years 2010-2012.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $999 and $906 at December 31, 2013 and 2012, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
CAWV continues to perform monitoring activities at our Ravenswood facility pursuant to an order issued by the United States Environmental Protection Agency (the “EPA”) in 1994 (the “3008(h) Order”).  CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which formally documents the conclusion of these activities, has been submitted to the EPA and a final order has been completed and was signed by the EPA in April 2013. Under the order, CAWV's responsibilities going forward include monitoring specific wells as well as restricting access to certain parts of the site.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time.
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”) to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through December 31, 2013, we have expended approximately $985 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The discovery process has closed. As of December 31, 2013, no trial date has been set for the remaining claims.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2010, Century was among several defendants listed in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs previously named in the aforementioned suit. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims, but the court has not yet ruled on the motions. At this time, it is not practicable to predict the ultimate outcome of or to estimate a range of possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.
Legal Contingencies
In addition to the foregoing matters, we have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, shareholder, safety and health matters.
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
When we have assessed that a loss associated with legal contingencies is reasonably possible, we determine if estimates of possible losses or ranges of possible losses are in excess of related accrued liabilities, if any. Based on current knowledge, management has ascertained estimates for losses that are reasonably possible and management does not believe that any reasonably possible outcomes in excess of our accruals, if any, either individually or in aggregate, would be material to our financial condition, results of operations, or liquidity. We reevaluate and update our assessments and accruals as matters progress over time.

In December 2013, we received a ruling in the arbitration of a lawsuit filed by our former Chief Executive Officer, Logan Kruger.  In the lawsuit, Mr. Kruger alleged that Century had breached the employment and severance protection agreements between Century and Mr. Kruger and that Century was obligated to make various severance payments to him in excess of $20,000. In its ruling, the arbitration panel awarded Mr. Kruger approximately $8,700 in severance payments, plus accrued interest, but rejected Mr. Kruger’s claims for further severance payments and held that Mr. Kruger had forfeited all of his outstanding incentive awards upon his resignation from Century. We recorded a net charge of approximately $8,400 in selling, general and administrative expenses for the year ended December 31, 2013.
In April 2013, Nordural Grundartangi ehf received a ruling in an arbitration case involving two of its power suppliers, HS Orka and Orkuveita Reykjavikur. Under the arbitration award, Nordural Grundartangi ehf is restricted from reducing power under its existing power contracts with HS Orka and Orkuveita Reykjavikur in order to take power under a separate power contract with Orkuveita Reykjavikur originally intended to be used at Helguvik. Nordural Grundartangi ehf remains entitled to take power under the Orkuveita Reykjavikur Helguvik contract to the extent that its power needs exceed the amount of power provided under its existing power contracts. As part of the award, the tribunal awarded HS Orka damages and Nordural Grundartangi ehf paid $1,470 to HS Orka in full satisfaction of such award. The tribunal ordered each party to pay its own legal fees and costs. While no damages were awarded to Orkuveita Reykjavikur as part of the arbitration, Orkuveita Reykjavikur has subsequently alleged damages against Nordural Grundartangi ehf.  We intend to defend ourselves against these claims.   The matter is in a preliminary stage, and we cannot estimate a range of possible losses related to this matter at this time. Regardless of the final outcome, we do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity.
In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California. In January 2013, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) affirmed the trial court's decision. Plaintiffs filed a motion for rehearing or hearing en banc, which the Ninth Circuit denied in April 2013. In the fourth quarter of 2013, all derivative claims related to this suit were also dismissed.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ravenswood Retiree Medical Benefits changes
In November 2009, CAWV filed a class action complaint for declaratory judgment against the USWA, the USWA’s local and certain CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.
In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the trial court, and affirmed upon appeal. The case in chief is currently proceeding in the trial court.
PBGC Settlement
In June 2011, the PBGC informed us that it believed a “cessation of operations” under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a “cessation of operations” occurred, we entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016. In 2013, we made the contributions pursuant to this agreement of approximately $6,700. Under certain circumstances, in periods of lower primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments.
Power Commitments
Hawesville
In August 2012, CAKY issued a 12-month notice to terminate its long-term power supply arrangement with Kenergy. Pursuant to the termination notice, the Hawesville Power Agreement terminated on August 20, 2013.
The Kentucky Public Service Commission (“KPSC”) approved a new power supply agreement with Kenergy and Big Rivers which provides market-based power to the Hawesville smelter, effective August 20, 2013. Under the arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator (“MISO”) pricing plus transmission and other costs incurred by them. In connection with the new power arrangement, CAKY is also seeking approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability.
Sebree
 In January 2013, Sebree (then still owned by RTA) issued a 12-month notice to terminate its long-term power supply agreement (the “Sebree Power Agreement”) with Kenergy. Pursuant to the termination notice, the Sebree Power Agreement terminated on January 31, 2014. The KPSC approved a new power supply arrangement with Kenergy and Big Rivers which provides market priced power to the Sebree smelter, effective February 1, 2014. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by them.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consumption (or the associated payment obligations) below contracted levels and to terminate the agreement, unless, in each case, the LME falls below certain negotiated levels.
In 2012, Mt. Holly and Santee Cooper amended the terms of the Santee Cooper Agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”).  The energy charge for supplemental power from the off-system facility is based, among other factors, on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015. We are currently in discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015. The deadline to give notice to reduce the contract demand to zero effective December 31, 2015 is June 30, 2014.  Mt. Holly must give notice by that date to avoid any further costs if the parties do not agree to a new contract.
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
In June 2012, Nordural Grundartangi ehf entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of December 31, 2013, these power prepayments totaled approximately $2,000. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
Helguvik
Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.  Nordural Helguvik ehf is in discussion with both HS and OR with respect to such conditions and other matters pertaining to these agreements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments and Contingencies
Labor Commitments
Approximately 73% of our U.S. based work force is represented by the USWA. CAKY’s Hawesville employees represented by the USWA are under a collective bargaining agreement that expires on March 31, 2015. The Sebree employees represented by the USWA are under a collective bargaining agreement that expires on October 28, 2014.
In April 2010, Nordural Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 82% of Grundartangi’s work force. The labor agreement expires on December 31, 2014.
In July 2013, Century Vlissingen entered into a collective labor agreement with Vlissingen employees represented by the Federation for the Metal and Electrical Industry (“FME”) which comprise approximately 77% of Vlissingen's work force. The labor agreement expires on May 1, 2015.
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

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Grundartangi Metal Agreement (1)	Glencore	All primary aluminum produced at Grundartangi, net of tolling and other sales commitments	January 1, 2014 through December 31, 2017	Variable, based on LME and European Duty Paid premium
Southwire Metal Agreement (2)	Southwire	216 million pounds per year (high conductivity molten aluminum)	January 1, 2014 through December 31, 2014	Variable, based on U.S. Midwest Transaction Price

(1)
The Glencore Grundartangi Metal Agreement is for all metal produced at Grundartangi from 2014 through 2017 less commitments under existing tolling and other sales contracts.  Grundartangi currently estimates that it will sell Glencore approximately 155,000 tonnes of aluminum under this agreement in 2014.

(2)	Southwire may, at its option, increase the volume purchased under the agreement by up to four percent by adjusting their monthly metal commitment.

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Toll Agreement	Glencore	90,000 tpy	Through July 31, 2016	Variable, based on LME and European Duty Paid premium
Glencore Toll Agreement	Glencore	40,000 tpy	Through December 31, 2014	Variable, based on LME and European Duty Paid premium

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Apart from the Glencore Grundartangi Metal Agreement, the Southwire Metal Agreement and the Glencore Sweep Agreement (which expired at the end of 2013), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	December 31, 2013	December 31, 2012
	(in tonnes)
Other forward delivery contracts – total	118,373	88,827
Other forward delivery contracts – Glencore	20,008	1,811
We had no outstanding primary aluminum forward financial sales contracts at December 31, 2013. We had no fixed price forward financial contracts to purchase aluminum at December 31, 2013.

 17. Asset retirement obligations (“ARO”)

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2013	2012
Beginning balance, ARO liability	$16,124	$15,171
Additional ARO liability incurred	1,730	1,166
ARO liabilities settled	(2,580)	(1,380)
Accretion expense	1,733	1,167
Additional ARO liability from Sebree acquisition	10,106	—
Ending balance, ARO liability	$27,113	$16,124

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18. Supplemental cash flow information

	Year Ended December 31,
	2013	2012	2011
Cash paid for:
Interest	$20,539	$20,212	$21,257
Income/withholding taxes (1)	28,654	41,455	64,622
Non-cash investing activities:
Accrued capital costs	$9,409	$(683)	$1,041

(1)
We paid withholding taxes in Iceland of $18,067, $22,633 and $47,074 during the years ended December 31, 2013, 2012 and 2011, respectively. Our tax payments in Iceland for withholding taxes, income taxes and associated refunds are denominated in ISK.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 19. Quarterly information (Unaudited)

Financial results by quarter for the years ended December 31, 2013 and 2012 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common shareholders	Earnings (loss) per share
2013
4th Quarter (1)	$401,174	$15,285	$(9,675)	$(9,675)	$(0.11)
3rd Quarter (2)	399,928	12,354	(9,507)	(9,507)	(0.11)
2nd Quarter (3)	331,937	(5,698)	(29,384)	(29,384)	(0.33)
1st Quarter (4)	321,274	17,582	8,253	7,567	0.09
2012
4th Quarter	$317,667	$16,543	$(6,909)	$(6,909)	$(0.08)
3rd Quarter (5)	304,635	3,250	(12,023)	(12,023)	(0.14)
2nd Quarter (6)	323,619	5,957	(12,277)	(12,277)	(0.14)
1st Quarter (7)	326,190	20,592	(4,401)	(4,401)	(0.05)

(1)
The fourth quarter of 2013 cost of sales included a benefit of $16,570 related to deferred power contract liability amortization and a $9,040 benefit for lower of cost or market inventory adjustments. The financial results also include an $8,400 charge relating to the separation of our former CEO.

(2)	The third quarter of 2013 cost of sales included an $11,720 benefit for deferred power contract liability amortization and a $5,762 benefit for lower of cost or market inventory adjustments.

(3)
The second quarter of 2013 amounts differ from our reported second quarter results due to purchase price accounting adjustments related to the Sebree acquisition which were retroactively applied to the second quarter of 2013. The second quarter of 2013 net loss included a gain on bargain purchase of $5,253 and power contract amortization of $2,741 associated with the Sebree acquisition. Results were negatively impacted by a charge of $3,272 for the early extinguishment of our 8.0% Notes and a charge for severance and other expenses of $1,750 related to our corporate headquarters relocation. Cost of sales for the quarter included a $10,211 charge for lower of cost or market inventory adjustments.

(4)
The first quarter of 2013 net income included a net benefit of $2,225 related to a litigation reserve adjustment and an unrealized gain of $15,722 related to a LME-based contingent obligation. Results were negatively impacted by severance and other expenses of $2,213 related to our corporate headquarters relocation. Cost of sales for the quarter included a $5,838 charge for lower of cost or market inventory adjustments.

(5)
The third quarter of 2012 net loss included a net benefit of $4,100 related to certain litigation items. Cost of sales for the quarter included an $8,201 benefit for lower of cost or market inventory adjustments.

(6)
The second quarter of 2012 net loss included an unrealized net gain on forward contracts of $1,778 primarily related to the mark to market of aluminum price protection options. Cost of sales for the quarter included a $5,434 charge for lower of cost or market inventory adjustments.

(7)
The first quarter of 2012 net loss included an unrealized loss on forward contracts of $4,955 primarily related to the mark to market of aluminum price protection options. Cost of sales for the quarter included a $17,051 benefit for lower of cost or market inventory adjustments.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 20. Business segments

Century Aluminum is a producer of primary aluminum, which trades as a global commodity. We are organized as a holding company with each of our operating primary aluminum smelters managed and operated as a separate facility reporting to our corporate headquarters. Each of our operating primary aluminum smelters meets the definition of an operating segment based on factors delineated in ASC 280. We evaluated the similar economic and other characteristics, including nearly identical products, production processes, customers and distribution and have aggregated our four operating segments into a single reportable segment, primary aluminum, based on these factors. In addition, all of our primary aluminum smelters share several key economic factors inherent in their common products and production processes. For example, all of our facilities' revenue is based on the LME price for primary aluminum. In addition, our identified reportable segment is consistent with other comparable companies in our industry.

A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2013	2012	2011
Primary	$1,770,749	$1,730,321	$1,767,305
Corporate, unallocated	39,447	46,005	43,789
Total assets	$1,810,196	$1,776,326	$1,811,094

(1)
Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2013	2012	2011
Net sales:
United States	$1,022,081	$821,976	$835,796
Iceland	432,232	450,135	520,628
Long-lived assets: (1)
United States	$392,424	$368,897	$401,173
Iceland	853,636	869,809	884,682
Other	93,075	50,223	36,919

(1)	Includes long-lived assets other than financial instruments.

Major customer information

The following table shows our major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The net sales revenue for these customers is as follows:

	Year Ended December 31,
	2013	2012	2011
Glencore	$511,051	$552,299	$564,431
Southwire	312,102	346,311	373,505
RTA	223,353	—	—
BHP Billiton	191,445	202,500	239,157

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Related party transactions

The significant related party transactions occurring during the years ended December 31, 2013, 2012 and 2011 are described below.

Sales to Glencore

We sold primary aluminum and alumina to Glencore both at spot and on a long-term contract basis.  See Note 20 Business segments for additional information about the sales of primary aluminum to Glencore.

We sold primary aluminum under spot and long-term sales contracts with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the Midwest premium (a premium typically added for deliveries of aluminum within the U.S.). In addition, we received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at Grundartangi. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum, as adjusted to reflect the exemption from the European Duty Paid premium for Icelandic primary aluminum. We believe that all of the transactions with Glencore were at prices that approximate market.

We had a long-term contract to sell Glencore primary aluminum, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest Premium.  In addition, we had a contract to sell Glencore all U.S. produced primary aluminum, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended upon mutual agreement.  See Note 16 Forward contracts and financial instruments for additional information about our forward physical delivery contracts and tolling agreements with Glencore. We sold high-purity metal in 2013 on a spot basis at variable prices based on the LME, plus Midwest delivery and product premiums.

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

Alumina contract and amendments.  We have agreements to buy alumina from Glencore.  In 2013, 2012 and 2011, the pricing on these alumina purchase agreements for Grundartangi has been indexed to the LME price for primary aluminum. We are party to multiple long-term alumina supply agreements with Glencore.  Glencore agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum. Approximately half of the purchases under this agreement for 2014, will be priced based on a published alumina index. We believe that the alumina purchased from Glencore under these contracts was purchased at prices that approximate market.

Primary aluminum put options

During 2011, we entered into primary aluminum put option contracts with Glencore that settled in 2012.  We paid cash premiums to enter into these contracts.  We believe that the cash premiums paid to Glencore under these contracts were purchased at prices that approximate market.

Transactions with BHH

We own a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have a long-term agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2014.  This agreement is renewable through December 31, 2017. We believe that the carbon anodes purchased from BHH were purchased at prices that approximate market.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Net sales to Glencore	$511,051	$552,299	$564,431
Purchases from Glencore	173,693	145,589	187,691
Purchases from BHH	86,678	39,337	19,543
Cash premium to Glencore for put option contracts	—	—	2,106

See Note 5 Derivatives and hedging instruments for a discussion of our fixed-price commitments and forward financial contracts.

22. Investment in unconsolidated 50% or less owned joint ventures

We own a 40% stake in BHH, a joint venture carbon anode and cathode facility.  We also have a 50% interest in two joint ventures, Mincenco Limited ("Mincenco") and Klafi ehf (“Klafi”). Mincenco is a joint venture to explore the potential of developing a bauxite mine and alumina refining facility in Jamaica.  Klafi is a joint venture which provides logistic support services in Grundartangi, Iceland. We account for our investments in BHH, Mincenco and Klafi using the equity method and the investments are included in other assets in the consolidated balance sheets.  For BHH, we report our investment in its results of operations on a one-quarter lag.  For each year presented in our consolidated statement of operations, our equity in earnings of joint venture includes BHH results of operations for a twelve month period ended on September 30 of that year.

While none of our joint ventures meet the definition of a significant subsidiary on an individual basis, based on the tests performed under Regulation S-X 4-08(g), the group of investments is considered significant to Century and summarized financial information is provided on a group basis. The summarized financial information presented below represents financial data for our unconsolidated joint ventures after elimination of intercompany balances and profits.  Amounts presented below include financial information for BHH as of and through September 30th and our other joint ventures as of and through December 31st for each period presented.  The aggregate summarized financial data for these investments is as follows:

	December 31,
	2013	2012
Current assets	$53,299	$52,098
Non-current assets	45,996	46,928
Current liabilities	27,530	28,437
Non-current liabilities	1,551	977

	Twelve months ended December 31,
	2013	2012	2011
Net sales	$96,498	$88,312	$105,845
Gross profit	17,670	13,439	16,577
Income from continuing operations	6,433	7,101	8,859

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed consolidating financial information

Our 7.5% Notes due 2014 and our 7.5% Notes due 2021 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  The Guarantor Subsidiaries are 100% owned by Century.  All guarantees are full and unconditional; all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2013 and 2012, condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 and the condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$37,977	$46,111	$—	$84,088
Restricted cash	787	910	—	—	1,697
Accounts receivable — net	45,205	10,979	—	—	56,184
Due from affiliates	303,031	36,995	2,304,874	(2,601,313)	43,587
Inventories	166,137	73,478	—	—	239,615
Prepaid and other current assets	6,350	20,531	5,395	—	32,276
Deferred taxes — current portion	—	14,540	—	(926)	13,614
Total current assets	521,510	195,410	2,356,380	(2,602,239)	471,061
Investment in subsidiaries	55,929	—	(1,087,216)	1,031,287	—
Property, plant and equipment — net	351,096	895,381	1,621	(437)	1,247,661
Due from affiliates – less current portion	—	32,066	—	(32,066)	—
Other assets	21,163	33,132	32,431	4,748	91,474
Total	$949,698	$1,155,989	$1,303,216	$(1,598,707)	$1,810,196
Liabilities and shareholders’ equity:
Accounts payable, trade	$65,384	$42,351	$755	$—	$108,490
Due to affiliates	2,015,550	97,351	—	(2,059,319)	53,582
Accrued and other current liabilities	25,419	26,005	16,486	1,556	69,466
Accrued employee benefits costs	12,880	—	2,737	(7,207)	8,410
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,127,048	165,707	19,978	(2,064,970)	247,763
Senior notes payable	—	—	246,528	—	246,528
Accrued pension benefit costs — less current portion	6,183	—	26,458	7,207	39,848
Accrued postretirement benefit costs — less current portion	124,466	—	4,818	—	129,284
Other liabilities/intercompany loan	58,367	548,985	2,622	(572,231)	37,743
Deferred taxes	—	106,218	—	—	106,218
Total noncurrent liabilities	189,016	655,203	280,426	(565,024)	559,621
Shareholders’ equity:
Series A Preferred stock	—	—	1	—	1
Common stock	60	12	935	(72)	935
Additional paid-in capital	268,467	179,493	2,508,574	(447,960)	2,508,574
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(92,803)	(1,678)	(91,832)	94,481	(91,832)
Retained earnings (accumulated deficit)	(1,542,090)	157,252	(1,364,942)	1,384,838	(1,364,942)
Total shareholders’ equity	(1,366,366)	335,079	1,002,812	1,031,287	1,002,812
Total	$949,698	$1,155,989	$1,303,216	$(1,598,707)	$1,810,196

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$751,767	$191,495	$—	$—	$943,262
Related parties	270,314	240,737	—	—	511,051
	1,022,081	432,232	—	—	1,454,313
Cost of goods sold	1,060,613	354,177	—	—	1,414,790
Gross profit (loss)	(38,532)	78,055	—	—	39,523
Other operating expense – net	8,602	—	—	—	8,602
Selling, general and administrative expenses	52,398	15,079	—	—	67,477
Operating income (loss)	(99,532)	62,976	—	—	(36,556)
Interest expense – third party	(23,054)	(37)	—	—	(23,091)
Interest expense – affiliates	56,480	(56,480)	—	—	—
Interest income – third party	37	691	—	—	728
Net gain on forward and derivative contracts	16,598	—	—	—	16,598
Gain on bargain purchase	5,253	—	—	—	5,253
Loss on early extinguishment of debt	(3,272)	—	—	—	(3,272)
Other income – net	410	86	—	—	496
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(47,080)	7,236	—	—	(39,844)
Income tax benefit (expense)	(3,386)	255	—	—	(3,131)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(50,466)	7,491	—	—	(42,975)
Equity in earnings (loss) of subsidiaries and joint ventures	(13,136)	2,662	(40,313)	53,449	2,662
Net income (loss)	$(63,602)	$10,153	$(40,313)	$53,449	$(40,313)
Other comprehensive income (loss) before income tax effect	$52,547	$(186)	$60,924	$(52,361)	$60,924
Income tax effect	(1,531)	33	(1,564)	1,498	(1,564)
Other comprehensive income (loss)	51,016	(153)	59,360	(50,863)	59,360
Comprehensive income (loss)	$(12,586)	$10,000	$19,047	$2,586	$19,047

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$517,245	$202,567	$—	$—	$719,812
Related parties	304,730	247,569	—	—	552,299
	821,975	450,136	—	—	1,272,111
Cost of goods sold	849,388	376,381	—	—	1,225,769
Gross profit (loss)	(27,413)	73,755	—	—	46,342
Other operating expense – net	18,253	—	—	—	18,253
Selling, general and administrative expenses	28,831	6,532	—	—	35,363
Operating income (loss)	(74,497)	67,223	—	—	(7,274)
Interest expense – third party	(24,029)	—	—	—	(24,029)
Interest expense – affiliates	63,935	(63,935)	—	—	—
Interest income – third party	27	465	—	—	492
Interest income – related parties	—	62	—	—	62
Net loss on forward and derivative contracts	(4,150)	—	—	—	(4,150)
Other income (expense) – net	30,038	5,538	—	(30,000)	5,576
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(8,676)	9,353	—	(30,000)	(29,323)
Income tax benefit (expense)	1,072	(9,982)	—	—	(8,910)
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(7,604)	(629)	—	(30,000)	(38,233)
Equity in earnings (loss) of subsidiaries and joint ventures	(2,970)	2,623	(35,610)	38,580	2,623
Net income (loss)	$(10,574)	$1,994	$(35,610)	$8,580	$(35,610)
Other comprehensive income (loss) before income tax effect	$(13,029)	$(186)	$(15,040)	$13,215	(15,040)
Income tax effect	(1,598)	34	(1,564)	1,564	(1,564)
Other comprehensive income (loss)	(14,627)	(152)	(16,604)	14,779	(16,604)
Comprehensive income (loss)	$(25,201)	$1,842	$(52,214)	$23,359	$(52,214)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$552,758	$239,235	$—	$—	$791,993
Related parties	283,038	281,393	—	—	564,431
	835,796	520,628	—	—	1,356,424
Cost of goods sold	866,366	400,536	—	—	1,266,902
Gross profit (loss)	(30,570)	120,092	—	—	89,522
Other operating income - net	(3,806)	—	—	—	(3,806)
Selling, general and administrative expenses	39,100	6,932	—	—	46,032
Operating income (loss)	(65,864)	113,160	—	—	47,296
Interest expense – third party	(25,129)	—	—	—	(25,129)
Interest expense – affiliates	68,174	(68,174)	—	—	—
Interest income – third party	54	284	—	—	338
Interest income – related parties	—	303	—	—	303
Net gain on forward and derivative contracts	804	—	—	—	804
Loss on early extinguishment of debt	(763)	—	—	—	(763)
Other expense - net	(43)	(567)	—	—	(610)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(22,767)	45,006	—	—	22,239
Income tax benefit (expense)	4,484	(18,843)	—	—	(14,359)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(18,283)	26,163	—	—	7,880
Equity in earnings (loss) of subsidiaries and joint ventures	3,798	3,445	11,325	(15,123)	3,445
Net income (loss)	$(14,485)	$29,608	$11,325	$(15,123)	$11,325
Other comprehensive income (loss) before income tax effect	$(66,211)	$(186)	$(78,841)	$66,397	$(78,841)
Income tax effect	(5,804)	33	(5,771)	5,771	(5,771)
Other comprehensive income (loss)	(72,015)	(153)	(84,612)	72,168	(84,612)
Comprehensive income (loss)	$(86,500)	$29,455	$(73,287)	$57,045	$(73,287)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$31,713	$(11,995)	$—	$19,718
Investing activities:
Purchase of property, plant and equipment	(17,199)	(28,105)	(1,229)	(46,533)
Nordural expansion — Helguvik	—	(3,331)	—	(3,331)
Purchase of carbon anode assets and improvements	—	(18,213)	—	(18,213)
Purchase of Sebree smelter	—	—	(48,058)	(48,058)
Proceeds from sale of property, plant and equipment	14	511	—	525
Investments in and advances to joint ventures	—	—	(125)	(125)
Restricted and other cash deposits	(529)	(910)	—	(1,439)
Net cash used in investing activities	(17,714)	(50,048)	(49,412)	(117,174)
Financing activities:
Repayment of debt	—	—	(249,604)	(249,604)
Proceeds from issuance of debt	—	—	246,330	246,330
Borrowings under revolving credit facility	—	6,000	16,725	22,725
Repayments under revolving credit facility	—	—	(16,725)	(16,725)
Debt issuance costs	—	—	(3,994)	(3,994)
Debt retirement costs	—	—	(1,208)	(1,208)
Intercompany transactions	(13,999)	(15,996)	29,995	—
Issuance of common stock	—	—	44	44
Net cash provided by (used in) financing activities	(13,999)	(9,996)	21,563	(2,432)
Change in cash and cash equivalents	—	(72,039)	(27,849)	(99,888)
Cash and cash equivalents, beginning of the period	—	110,016	73,960	183,976
Cash and cash equivalents, end of the period	$—	$37,977	$46,111	$84,088

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$17,405	$19,734	$—	$37,139
Investing activities:
Purchase of property, plant and equipment	(4,777)	(12,711)	(189)	(17,677)
Nordural expansion — Helguvik	—	(7,317)	—	(7,317)
Purchase of carbon anode assets and improvements	(13,814)	—	—	(13,814)
Investments in and advances to joint ventures	—	—	(275)	(275)
Payments received from joint ventures	3,456	—	3,166	6,622
Proceeds from sale of property, plant and equipment	—	188	—	188
Restricted and other cash deposits	(258)	—	—	(258)
Net cash provided by (used in) investing activities	(15,393)	(19,840)	2,702	(32,531)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	(2,012)	(49,035)	51,047	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	(2,012)	(49,035)	47,014	(4,033)
Change in cash and cash equivalents	—	(49,141)	49,716	575
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$110,016	$73,960	$183,976

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(10,187)	$7,251	$—	$(2,936)
Investing activities:
Purchase of property, plant and equipment	(8,451)	(11,199)	(450)	(20,100)
Nordural expansion — Helguvik	—	(12,882)	—	(12,882)
Proceeds from sale of property, plant and equipment	1,415	56	—	1,471
Investments in and advances to joint ventures	—	—	(113)	(113)
Payments received from joint ventures	—	—	3,056	3,056
Restricted and other cash deposits	3,673	—	—	3,673
Net cash provided by (used in) investing activities	(3,363)	(24,025)	2,493	(24,895)
Financing activities:
Repayment of debt	—	—	(47,067)	(47,067)
Repayment of contingent obligation	(189)	—	—	(189)
Borrowings under revolving credit facility	—	—	15,900	15,900
Repayments under revolving credit facility	—	—	(15,900)	(15,900)
Intercompany transactions	13,739	(38,992)	25,253	—
Repurchase of common stock	—	—	(45,891)	(45,891)
Issuance of common stock	—	—	83	83
Net cash provided by (used in) financing activities	13,550	(38,992)	(67,622)	(93,064)
Change in cash and cash equivalents	—	(55,766)	(65,129)	(120,895)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$—	$159,157	$24,244	$183,401

24. Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.
Century Sebree enters an agreement for market-based power

In January 2013, Sebree issued a 12-month notice to terminate its long-term power supply agreement. On January 31, 2014, pursuant to the termination notice, the Sebree Power Agreement terminated. On February 1, 2014, Sebree began taking power under a new market-based power contract, similar to the agreement we have reached for Hawesville, providing market-based power to the Sebree smelter. Under the arrangement, Kenergy and Big Rivers purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by them.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer (our principal financial officer), concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.  Our system of internal control contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2013.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

Our evaluation of internal control over financial reporting did not include the internal control over financial reporting at the Sebree aluminum smelter which was acquired in 2013, and whose financial statements constitute approximately 7% of consolidated total assets of the Company as of December 31, 2013, and 17% of consolidated net sales for the year then ended.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 1, 2013, we acquired the Sebree smelter and we are currently in the process of extending our internal controls over financial reporting to Sebree's operations.

 Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2014, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2014.  Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2014, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2014, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2014, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2014.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2014, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2014.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) List of Financial Statements

The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the consolidated financial statements

(a) (2) List of financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

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
4.8
Indenture for Century Aluminum Company's 7.500% Senior Secured Notes due 2021, dated as of June 4, 2013, by and among Century Aluminum Company, as issuer and Wilmington Trust, National Association, as trustee and Noteholder Collateral Agent.

		8-K	001-34474	June 10, 2013
4.9
Form of Note for the Indenture for Century Aluminum Company's 7.500% Senior Secured Notes due 2021, dated as of June 4, 2013, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee and Noteholder Collateral Agent

		8-K	001-34474	June 10, 2013
4.10	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.1	Amended and Restated Employment Agreement, dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*	10-Q	001-34474	August 9, 2011
10.2	2nd Amended and Restated Severance Protection Agreement dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*	10-Q	001-34474	August 9, 2011
10.3	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.4	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.5	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan*	8-K	001-34474	March 25, 2013
10.6	Form of Stock Option Agreement - Employee*	10-K	000-27918	March 16, 2006
10.7	Form of Amendment No. 1 to the Stock Option Agreement - Employee*	10-Q	001-34474	August 9, 2011
10.8	Form of Stock Option Agreement - Non-Employee Director*	10-K	000-27918	March 16, 2006
10.9	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.10	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 10, 2009
10.11	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-K	001-34474	March 16, 2010
10.12	Century Aluminum Company Amended and Restated Long-Term Incentive Plan*	8-K	001-34474	March 25, 2013
10.13	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	001-34474	March 25, 2013
10.14	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	001-34474	March 25, 2013
10.15	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement*	10-K	001-34474	March 16, 2010

10.16	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement	10-K	001-34474	March 16, 2010
10.17	Form of Indemnification Agreement	8-K	001-34474	April 21, 2010
10.18	Amended and Restated Century Aluminum Company Executive Severance Protection Plan, adopted November 1, 2009	10-K	001-34474	March 16, 2010
10.19
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
		8-K	001-34474	June 14, 2012
10.20	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.21	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf. and Landsbankinn hf				X
10.22
Loan and Security Agreement, dated as of May 24, 2013, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.

		8-K	001-34474	May 28, 2013
10.23	2nd Amended and Restated Severance Protection Agreement, dated as of June 6, 2011, by and between Century Aluminum Company and Steve Schneider*	10-Q	001-34474	August 9, 2011
10.24	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.25	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG	8-K	000-27918	July 8, 2008
10.26	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG	10-K	001-34474	March 16, 2010
10.27	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.28
Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the U.S. Securities and Exchange Commission on April 7, 2010).
		8-K	001-34474	April 7, 2010
10.29	Support Agreement, dated April 5, 2011, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG.	8-K	001-34474	April 6, 2011
10.30
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 7.5% Senior Secured Notes.

		8-K	001-34474	June 10, 2013
10.31	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-34474	June 10, 2013

10.32	Committed Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	X
21.1	List of Subsidiaries	X
23.1	Consent of Deloitte & Touche LLP	X
24.1	Powers of Attorney	X
31.1	Rule 13a-14(a)/15d-14(a) Certification	X
32.1	Section 1350 Certifications (a)	X
101.INS	XBRL Instance Document (b)	X
101.SCH	XBRL Taxonomy Extension Schema (b)	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)	X
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)	X

*	Management contract or compensatory plan.
(a)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ MICHAEL A. BLESS	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 14, 2014
Michael A. Bless
/s/ ROBERT F. HOFFMAN	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 14, 2014
Robert F. Hoffman
*	Chairman	March 14, 2014
Terence Wilkinson
*	Director	March 14, 2014
Jarl Berntzen
*	Director	March 14, 2014
Andrew Caplan
*	Director	March 14, 2014
Daniel Goldberg
*	Director	March 14, 2014
Peter C. Jones
*	Director	March 14, 2014
Steven Kalmin
*	Director	March 14, 2014
Andrew Michelmore
*	Director	March 14, 2014
John P. O’Brien

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Charged to other accounts	Deductions	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2011
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$714,423	$—	$59,291	$—	$773,714
Year ended December 31, 2012
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$773,714	$—	$(117,362)	$—	$656,352
Year ended December 31, 2013
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$656,352	$—	$108,671	$—	$765,023