Form 10-K/A
period 2013-12-31
CENTURY ALUMINUM CO
filed 2014-04-30
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐  No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2013, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $477,000,000.  As of April 15, 2014, 88,771,443 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None

EXPLANATORY NOTE
On March 14, 2014, Century Aluminum Company (the “Company or “Century”) filed its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), with the Securities and Exchange Commission (the “SEC”).
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the 2013 Form 10-K is being filed for the purpose of including the information required by Part III of Form 10-K due to the fact that Century's definitive proxy statement for its 2014 annual meeting of stockholders will be filed with the SEC more than 120 days after the end of its 2013 fiscal year, as permitted by General Instruction G(3) to Form 10-K.
This Amendment No. 1 amends and restates in their entirety the following items in the 2013 Form 10-K:

●	Item 10.	Directors, Executive Officers and Corporate Governance;
●	Item 11.	Executive Compensation;
●	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
●	Item 13.	Certain Relationships and Related Transactions, and Director Independence; and
●	Item 14.	Principal Accountant Fees and Services.
Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has filed the certifications required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.
Except as set forth in this Amendment No. 1, no other items in the 2013 Form 10-K are hereby amended.  Century has not updated or supplemented any other items in the 2013 Form 10-K, including (without limitation) Century's consolidated financial statements included therein (the “2013 Financial Statements”), to reflect any events occurring after March 14, 2014 or to modify or update information or disclosures in the 2013 Form 10-K or the 2013 Financial Statements affected by other subsequent events.  Accordingly this Amendment No. 1 should be read in conjunction with Century's 2013 Form 10-K and its subsequent filings made with the SEC
As used in this Amendment No. 1, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Century and its subsidiaries and consolidated joint ventures.

PART III
Item 10.  Director, Executive Officers and Corporate Governance.
Director Qualifications
The following table provides information for each of our current directors.  Each of Messrs. Jarl Berntzen, Michael A. Bless, Andrew J. Caplan, Daniel Goldberg, Peter C. Jones, Steven Kalmin, Andrew Michelmore, John P. O'Brien, and Terence Wilkinson served as directors during 2013.
All the members of the Board of Directors have terms expiring at the 2014 Annual Meeting.

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Jarl Berntzen	47
Senior Director, Corporate Development of Dolby Laboratories Inc. since 2011; Director, Corporate Development of Rambus, Inc. from November 2010 to August 2011; Founder, Global Strategic Advisers, LLC from March 2009 to October 2010; Managing Director and Portfolio Manager of Interlachen Capital Group from August 2008 through February 2009; Partner-Head of Mergers and Acquisitions, ThinkEquity Partners LLC from March 2006 to August 2008.

Mr. Berntzen has extensive experience in mergers and acquisitions (“M&A”), financial restructurings and corporate development activities, having served in senior M&A advisory positions at several international investment banks and advisory firms, including more than 10 years with Goldman, Sachs & Co., in addition to ThinkEquity Partners LLC and Barrington Associates.  Mr. Berntzen's financial acumen and expertise, investment banking experience and international M&A and restructuring experience provides insight to the Board when considering Century's operational restructuring and growth and development objectives.  In addition, Mr. Berntzen is a citizen of Norway and provides international perspective and diversity to the Board.
			2006

Michael A. Bless	48
Director, President and Chief Executive Officer of Century Aluminum Company since December 2012; President and Chief Executive Officer since February 2012; Acting President and Chief Executive Officer from November 2011 to February 2012; Executive Vice President and Chief Financial Officer from January 2006 to October 2011.

Mr. Bless was elected to our Board of Directors in December 2012. As the only management representative on our Board, Mr. Bless provides a unique perspective in Board discussions about the business and strategic direction of the Company. Mr. Bless has an expansive knowledge of the aluminum industry and global financial conditions. Prior to joining Century, Mr. Bless held a number of senior management positions at both public and private companies and investment banks. The Board benefits from his business insights and knowledge of the Company and the markets it serves.
			2012

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Andrew J. Caplan	44	Head of the Aluminum and Alumina Department of Glencore since June 2013; Manager of the Bauxite and Alumina Department of Glencore from 2007 to 2013. Director of the International Aluminum Institute. Mr. Caplan has extensive knowledge of the aluminum and alumina industries through his position as the Head of Glencore's Aluminum and Alumina Department and his many years of experience in the industry.	2012

Daniel Goldberg	35	Asset and Investment Manager of the Aluminum and Alumina Department of Glencore since February 2005. Mr. Goldberg adds valuable expertise to our Board of Directors in the metals and mining industry by virtue of his experience as Asset and Investment Manager of the Aluminum and Alumina Department at Glencore. Mr. Goldberg provides extensive experience in all stages of aluminum production from alumina to aluminum production and marketing. In addition, as a South African citizen and a resident of Switzerland, Mr. Goldberg provides international perspective and diversity to the Board.	2011

Peter C. Jones	66
Director of Lundin Mining plc since September 2013; Director of Royal Nickel Corp. since December 2008; Director of Concordia Resources Corp. from March 2012 to November 2013; Director of Red Crescent Resources Limited (formerly NiCo Mining Limited) from August 2009 to December 2011; Director of Mizuho Corporate Bank (Canada) from December 2006 to May 2010; Director of Iamgold Corporation from May 2006 to May 2011 and Interim President and Chief Executive Officer from January to November 2010; Chairman of Lakota Resources from December 2008 to October 2009.

Mr. Jones has over 40 years of experience in the metals and mining industries, including both underground and open pit mining, smelting and refining of multiple base and precious metals.  Mr. Jones has executive level experience including serving as President and Chief Executive Officer of Hudson Bay Mining and Smelting, President and Chief Operating Officer of Inco Limited and Chief Executive Officer of Iamgold, and brings extensive operational experience and perspective to the Board's deliberations. Mr. Jones also has extensive experience as a director of public companies. His service as Chairman of Iamgold Corporation's and as a member of various other audit, corporate governance, environmental, and health and safety committees adds substantial governance and executive compensation related expertise to the Board.  In addition, as a dual-citizen of Canada and the United Kingdom and having lived and worked in a number of different countries, Mr. Jones provides international perspective and diversity to the Board.
			2007

Steven Kalmin	43	Chief Financial Officer of Glencore since July 2005. Mr. Kalmin has extensive metals and mining, financial and international business expertise by virtue of his experience as Chief Financial Officer of Glencore. In addition, as an Australian citizen and a resident of Switzerland, Mr. Kalmin provides international perspective and diversity to the Board.	2011

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Andrew G. Michelmore	61
Executive Director and Chief Executive Officer of MMG Limited since December 2010; Chief Executive Officer of Minerals and Metals Group from June 2009 to December 2010; Chief Executive Officer and Managing Director of OZ Minerals LTD from June 2008 to June 2009; Chairman of the Minerals Council of Australia since June 2013; Chairman of the International Zinc Association since October 2011; Deputy Chairman of the International Council on Mining and Metals since May 2013; Chairman of the Jean Hailes Foundation since 1996; and Chairman of Ormond College Council since 2003.

Mr. Michelmore adds valuable metals and mining expertise to the Board by virtue of his experience as Chief Executive Officer of MMG Limited and previous experience as Chief Executive Officer of Zinifex, Oz Minerals, EN+ Group and WMC Resources.  Mr. Michelmore also adds valuable engineering and international business experience to the Board by virtue of his positions as a Fellow of the Institution of Chemical Engineers, the Institution of Engineers Australia and the Australian Academy of Technological Sciences and Engineering and a member of the Minerals Council of Australia and the Business Council of Australia.  In addition, as an Australian citizen and having lived and worked in a number of different countries, Mr. Michelmore provides international diversity and perspective to the Board.
			2010

John P. O'Brien	72
Chairman of the Board of the Company from January 2008 to June 2011; Director of North Coast Minerals, Inc. since July 2012; Managing Director of Inglewood Associates Inc. since 1990; Chairman of Allied Construction Products since March 1993; Director of Preformed Line Products Company from May 2004 to May 2008; Director of Oglebay Norton Company from April 2003 to February 2008; Director of Legacy Health services since May 2010; Member of the Board of Trustees of Saint Luke's Foundation of Cleveland, Ohio since 2006; Trustee of Cleveland Sight Center since 1990.

With Mr. O'Brien's over 14 years experience on our Board and his service as a director of Preformed Line Products and other aluminum purchasers, Mr. O'Brien provides our Board with valuable experience in the aluminum industry.  In addition, he has spent over 21 years as Chairman of Allied Construction Products and has served as a director of numerous other public companies.  Mr. O'Brien also spent many years as the Southeast Regional Managing Partner for Price WaterhouseCoopers. The Board benefits from Mr. O'Brien's proven business acumen and leadership skills.  Mr. O'Brien also has extensive restructuring experience from his time spent as a Managing Director of Inglewood Associates Inc. and as Chairman of the Restructuring Committee of the Board of Directors of Oglebay Norton Company, which has proven valuable to the Board when considering Century's operational restructuring and growth and development objectives.  Mr. O'Brien's service on the board of several non-profit health organizations brings valuable diversity to the Board's considerations of health, safety and sustainability matters.
			2000

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Terence A. Wilkinson	68
Our Chairman of the Board since June 2011; Director of Triland Metals Ltd. since 1998; Senior Independent Director of Eurasian Natural Resources Corporation Plc from May 2012 until October 2013 and Independent Director from September 2011 until October 2013; Chief Executive Officer of Ridge Mining Plc from November 2000 to August 2009; Director of Angara Mining Plc from June 2008 to August 2009; Chief Executive Officer of Lonrho South Africa Limited from 1985 to 1996; Director and Chief Operating Officer of Lonmin Plc from 1997 to 1999.

Mr. Wilkinson has valuable metals and mining experience by virtue of the many leadership positions he has held in the metals and mining industry, including as Chief Executive Officer of Ridge Mining Plc, Chief Executive Officer of the Lonrho Group's South African division and Director and Chief Operating Officer of Lonmin Plc.  In addition, as a dual-citizen of South Africa and the United Kingdom, Mr. Wilkinson provides international perspective and diversity to the Board.
			2011
The following table details certain information about our current executive officers:

Name	Age	Position and Duration
Michael A. Bless	48
Director, President and Chief Executive Officer of Century Aluminum Company since December 2012; President and Chief Executive Officer since February 2012; Acting President and Chief Executive Officer from November 2011 to February 2012; Executive Vice President and Chief Financial Officer from January 2006 to October 2011.

Jesse E. Gary	34
Executive Vice President, General Counsel and Secretary since February 2013; Associate General Counsel and Assistant Secretary from June 2010 to January 2013; Associate General Counsel from February 2010 to May 2010.

Michelle M. Harrison	38
Senior Vice President, Finance and Treasurer since January 2013; Vice President and Treasurer from February 2007 to December 2012; Treasurer since June 2006; Assistant Treasurer from November 2005 to June 2006; Corporate Financial Analyst from May 2000 to October 2005.

John E. Hoerner	57	Senior Vice President – North America Operations since March 2014; Vice President – North America Operations from September 2011 to March 2014.
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
Corporate Governance and Other Board Matters
Our Board of Directors presently consists of nine directors. The Board, which is responsible for supervision of the overall business affairs of Century, establishes corporate policies, sets strategic direction and oversees management, which is responsible for Century's day-to-day operations.  The Board met six times during 2013.
Board Leadership Structure
The Board of Directors selects the Chairman of the Board in the manner and upon the criteria that it deems best for the Company at the time of selection. The Board believes that it is in the best interests of the Company and our shareholders to have Mr. Wilkinson, an independent director, serve as the non-executive Chairman of the Board at this time. The Board of Directors has not adopted a policy regarding whether the roles of the Chairman and Chief Executive Officer should be separate or combined, but recognizes the value to the Company of the separation of these positions and having an independent director serve as Chairman.  We believe that this structure is appropriate for the Company because it allows our independent Chairman to lead the Board in its fundamental role of managing the Company and providing advice to management, while also providing for effective independent oversight and allowing our President and Chief Executive Officer to focus on the execution of our business strategy, growth and development. The Board will continue to evaluate whether this leadership structure is in the best interests of our stockholders on a regular basis.
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
Board Oversight of Risk Management
The Board of Directors is engaged in company-wide risk management oversight.  The Board of Directors relies upon the Chief Executive Officer, Chief Accounting Officer, General Counsel and other executive officers of the Company to supervise day-to-day risk management and to bring material risks to the Board's attention.  Each of the Chief Executive Officer, Chief Accounting Officer and General Counsel provides reports directly to the Board of Directors and certain Board committees, as appropriate.  Directors may also from time to time rely on the advice of our outside advisors and auditors provided they have a reasonable basis for such reliance.
The Board of Directors also delegates certain oversight responsibilities to its Board committees. Descriptions of the various Board Committees are set forth below. The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their areas of responsibility.  For example, while the primary responsibility for financial and other reporting, internal controls, compliance with laws and regulations and ethics rests with the management of the Company, the Audit Committee provides risk oversight with respect to the Company's financial statements, the Company's compliance with legal and regulatory requirements and corporate policies and controls related to the financial statements, the independent auditor's selection, retention, qualifications, objectivity and independence, and the performance of the Company's internal audit function. The Governance and Nominating Committee considers risks related to director nominations, corporate governance matters, succession planning and oversees the appropriate allocation of responsibility for risk oversight among the committees of the Board.  The Health, Safety and Sustainability Committee provides oversight of risks relating to Century's policies and management systems with respect to health, safety and sustainability matters.  The Compensation Committee reviews and reports on risks related to our compensation policies and practices.
Board Committees and Meeting Attendance
To assist it in carrying out its duties, the Board has established various standing committees.  Each standing committee of the Board and its current members are listed in the table below. The Board will review Committee appointments following the 2014 Annual Meeting:

Name	Audit	Compensation	Governance & Nominating	Health, Safety & Sustainability
Jarl Berntzen	X			X*
Daniel Goldberg			X
Peter Jones			X*	X
Andrew Michelmore		X*		X
John O'Brien	X*		X
Terence Wilkinson	X	X

*Committee Chair
The Board designates the members of each committee and the committee chair annually based on the recommendations of the Governance and Nominating Committee.  The Board has adopted written charters for each of its committees, which are available in the “Investors” section of our website, www.centuryaluminum.com, under the tab “Corporate Governance.”  During 2013, overall attendance at Board and committee meetings was 95%.

Independent Directors
The Board has determined that Messrs. Berntzen, Jones, Michelmore, O'Brien and Wilkinson are “Independent Directors” under the criteria established by the Nasdaq Global Select Market (“NASDAQ”).  Our Independent Directors are scheduled to meet in executive session without the presence of management no fewer than two times each year.  Our Chairman leads these sessions. The Independent Directors met three times in 2013.
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
During 2013, Messrs. Berntzen, O'Brien and Wilkinson served on the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the criteria established by NASDAQ and applicable SEC rules. The Board has also determined that Messrs. Berntzen and O'Brien are “audit committee financial experts” within the meaning of applicable SEC rules.  Mr. O'Brien has served as Chair of the Audit Committee since 2011 and previously served as Chair of the Audit Committee from 2001 to 2008.  In 2013, the Audit Committee held four meetings. The Audit Committee also meets with management and our independent auditors at least quarterly to review our financial results prior to the filing of our quarterly and annual reports and related earnings announcements.
Compensation Committee
The Compensation Committee reviews and establishes the compensation for our executive officers and has oversight responsibility for administering and awarding grants under our Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”).   During 2013, Messrs. Michelmore, Goldberg (through June 2013) and Wilkinson served on the Compensation Committee.  Mr. Michelmore has served as Chair of the Compensation Committee since 2011. The Compensation Committee held four meetings in 2013.

The Board has determined that, with the exception of Mr. Goldberg, all members of the Compensation Committee are independent under the criteria established by NASDAQ and applicable SEC rules. Although Mr. Goldberg was not determined to be “independent,” he served on the Compensation Committee for a portion of 2013 under a NASDAQ exception because the Board determined that Mr. Goldberg's membership on the Committee was in the best interests of the Company and its stockholders due to his unique and extensive knowledge of the aluminum industry. Because a member appointed under this exception may not serve longer than two years, Mr. Goldberg stepped down as a member of the Compensation Committee effective June 2013.
Governance and Nominating Committee
The Governance and Nominating Committee is responsible for, among other things:
•Evaluating the size and composition of the Board;
•Assessing risks related to succession planning;
•Identifying, recruiting and recommending candidates for election to the Board and its committees;
•Overseeing corporate governance matters; and
•Reviewing and making periodic recommendations concerning our corporate governance policies and procedures.
During 2013, Messrs. Goldberg, Jones and O'Brien served on the Governance and Nominating Committee.  The Board has determined that, with the exception of Mr. Goldberg, all members of the Governance and Nominating Committee are independent under the criteria established by NASDAQ and the applicable SEC rules. While Mr. Goldberg was not determined to be “independent,” the Board determined it to be in the best interests of the Company and its stockholders for Mr. Goldberg to serve as a member of the Governance and Nominating Committee due to his unique and extensive knowledge of the aluminum and metals and mining industries. Mr. Goldberg will step down as a member of the Governance and Nominating Committee following the 2014 Annual Meeting in order to comply with NASDAQ rules. Mr. Jones has served as Chair of the Governance and Nominating Committee since 2011. In 2013, the Governance and Nominating Committee held four meetings.
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
•significant business or public company experience;

•	a willingness and ability to make a sufficient time commitment to Century's affairs to perform effectively the duties of a director, including regular attendance at Board and committee meetings;
•skills in finance, international business and knowledge about Century's business or industries;
•personal qualities of leadership, character, judgment and integrity; and
•requirements relating to composition of the Board under applicable law and listing standards.
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

Health, Safety and Sustainability Committee
The Health, Safety and Sustainability Committee (the “HSS Committee”) was formed to assist the Board with regard to oversight of Century's policies and management systems with respect to health, safety and sustainability matters and related practices, assessments, performance, compliance and reporting.  The HSS Committee must meet at least twice a year and provide recommendations to the Board.  During 2013, Messrs. Berntzen, Jones and Michelmore served on the HSS Committee.  Mr. Berntzen has served as Chair of the HSS Committee since 2011. The HSS Committee held four meetings in 2013 and holds regular update calls with Company management between meetings.
Stockholder Communications with the Board of Directors
Stockholders may communicate with the Board, our independent or non-management directors as a group, or any individual director(s) by sending a written communication in an envelope addressed to the Board or the appropriate director(s) in care of our Corporate Secretary, addressed to:  Corporate Secretary, Century Aluminum Company, 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606.
Code of Ethics
We have adopted a code of ethics that applies to all of our directors, officers and other employees. A copy of the code of ethics is available on our website at www.centuryaluminum.com and a copy will be mailed to any person, without charge, upon written request addressed to:  Corporate Secretary, Century Aluminum Company, 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606.
We intend to disclose any amendments to or waivers of our code of ethics on behalf of our Chief Executive Officer, Chief Accounting Officer and Controller and persons performing similar functions on our website at www.centuryaluminum.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons owning more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities.  These same persons are also required to furnish us with copies of all such forms.  Based solely on a review of the copies of the forms furnished to us, or written representations that no Form 5 filings were required, we believe that, with respect to the 2013 fiscal year, all required Section 16(a) filings were timely made, with the exception of a Form 4 for Glencore AG reporting shares of common stock acquired upon exercise of an option to acquire 3,000 shares of common stock, which was filed late.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis is designed to provide our shareholders with an understanding of our compensation program and to discuss the compensation earned for 2013 by our named executive officers. Our Compensation Committee (the “Committee”) oversees our executive compensation program. The Committee reviews and establishes the compensation for our executive officers and is responsible for administering and awarding grants of equity awards under our Amended and Restated 1996 Stock Incentive Plan, which we refer to as the 1996 Plan.
Our 2013 executive compensation program:

•	Aligns the interests of our executives with those of our shareholders through long-term stock-based awards and cash payouts linked to pre-established Company performance targets;

•	Ties a significant portion (75% in the case of the CEO) of long-term incentive awards to the Company’s total shareholder return relative to its peers;

•	Links compensation to share price appreciation by awarding additional long-term incentive awards in the form of time-vested performance shares; and

•	Awards annual incentive bonuses based on the achievement of pre-established Company performance targets (70% weighting) and the executive’s individual performance (30% weighting).
Named Executive Officers
Our current named executive officers include our Chief Executive Officer and our three other most highly compensated executive officers. Under applicable SEC rules, our named executive officers for 2013 also included William Leatherberry, our former Executive Vice President, Chief Legal Officer, General Counsel & Secretary. For 2013, our named executive officers were:

•	Michael Bless, President and Chief Executive Officer;

•	Jesse Gary, Executive Vice President, General Counsel and Secretary;

•	John Hoerner, Senior Vice President, North American Operations;

•	Michelle Harrison, Senior Vice President, Finance and Treasurer; and

•	William Leatherberry, former Executive Vice President, Chief Legal Officer, General Counsel and Secretary.
Our Philosophy on Executive Compensation
Our compensation program is designed to enable Century and its subsidiaries to provide competitive compensation packages that attract, retain and motivate talented executives and managers while aligning management's and stockholders' interests in the enhancement of Company performance and stockholder value. Consistent with this philosophy, awards granted for 2013 under our Annual Incentive Plan (the "AIP") are heavily weighted (50%) on EBITDA performance to more closely link executive compensation with the near-term business goal of increasing the Company's operating profitability, and performance unit awards granted under our Amended and Restated Long-Term Incentive Plan (LTIP) are based 100% on total stockholder return in order to incentivize management to increase the Company's share price performance over the long-term.
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
Consideration of Say-on-Pay Results
At the Company's annual meeting of stockholders held in September 2013, over 82% of the votes cast on the advisory vote to approve the compensation of our named executive officers were voted in favor of the proposal. The Committee believes this affirms our stockholders' support for the Company's approach to executive compensation and therefore we have not implemented any changes to our executive compensation program as a direct result of the advisory vote.
Our Process for Executive Compensation
The Committee oversees our executive compensation program. Each Committee member is an independent non-employee director with significant experience in executive compensation matters.  The Committee develops and approves the overall compensation package for our Chief Executive Officer and, with the additional assistance of our Chief Executive Officer, for each of our other executive officers. Although objective criteria are used, the Committee retains final discretion in determining the compensation of our executive officers.  In general, the Committee makes its final determination of both annual incentive awards and awards earned based on long-term performance in the first quarter following the end of each performance period.
In implementing and administering the Company's compensation philosophy, the Committee, in consultation with its independent executive compensation consultant, regularly:

•	Reviews market data to assess the competitiveness of the Company’s compensation policies;

•	Evaluates the Company’s compensation policies compared to its peers and in the context of the broader economy;

•	Reviews Company performance against the Company’s plans and budgets and considers the degree of attainment of pre-established performance goals;

•	Reviews the individual performance of each executive officer; and

•	Considers the results of the advisory "say-on-pay" vote of the Company's shareholders and regularly engages with the Company's largest shareholder regarding the Company's compensation program.
The Committee maintains an annual agenda to help ensure that it discharges its duties in a thoughtful and timely manner.   As a general practice, the Committee makes significant decisions over multiple meetings, discussing conceptual matters, reviewing preliminary recommendations and reviewing final recommendations before acting.  The Committee also holds special meetings as necessary in order to perform its duties.
The Committee dedicated significant time and attention to management compensation in 2013, including holding four meetings.
Benchmarking Executive Compensation
Our philosophy emphasizes competitive objectives for executive pay, while being mindful of individual differences such as tenure and performance, as well as the practical implications of pay, on occasion, being the product of an arms-length negotiation at the time an executive is hired or promoted.  Elements of compensation that are benchmarked, separately and in the aggregate, include base salary, annual incentive, long-term incentive and retirement benefits.

Our incentive plans are designed to allow the Committee the discretion to reward outstanding performance significantly above the targeted range in the case of outstanding performance; conversely, when performance is below expectations, our plans are designed to deliver compensation that is below the targeted range and to allow the Committee the discretion to reduce or eliminate certain compensation elements.  Generally, the Committee targets total compensation (annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) at or near the midpoint of the compensation ranges for comparable positions at similarly situated companies.
For purposes of setting 2013 compensation, the Committee, with input from management and its independent executive compensation consultant, reviewed the practices of a group of comparably-sized, asset-intensive, metals and other industrial companies.  The Committee chose these parameters, and ultimately the companies noted below, to permit pay to be evaluated in a context that considers businesses with similar exposure to economic forces and business cycles.  The composition of this group is reviewed regularly, and at least annually, and the group is refined to ensure its relevance in light of Century's position, as well as mergers, acquisitions, growth, etc. among the companies. Following this analysis, the Committee decided that, for purposes of fiscal 2013 compensation matters, it would use the same peer group as it had used for 2012.
For purposes of fiscal 2013 compensation matters, the following companies were included in the Company's peer group:

●	AM Castle & Co.	●	Martin Marietta Materials Inc.
●	Arch Chemicals	●	Minerals Technologies Inc.
●	Buckeye Technologies Inc.	●	Noranda Aluminum Holding Corp.
●	Carpenter Technology Corp	●	Schnitzer Steel Industries Inc.
●	Eagle Materials Inc.	●	Stillwater Mining Co.
●	Genesee & Wyoming Inc.	●	Texas Industries Inc.
●	Gibraltar Industries Inc.	●	Vulcan Materials Company
●	Kaiser Aluminum Corp.	●	Worthington Industries
●	Koppers Holdings Inc.
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

•	Working with the Committee regarding the approval of all general compensation plans and policies, including pension, savings, incentive and equity-based plans;

•	Reviewing and determining the respective corporate and individual goals and objectives for the other named executive officers relevant to their compensation;

•	Providing the Committee an evaluation of the performance of the other named executive officers in light of their respective corporate and individual goals and objectives; and

•	Recommending to the Committee the compensation levels of the other named executive officers.
The Committee considers the recommendations of our Chief Executive Officer, together with the review by its independent compensation consultant, in making independent determinations regarding executive compensation.
Our Chief Executive Officer attends all Committee meetings, other than those portions that are held in executive session, and he is not present during voting or deliberations on matters involving his compensation in accordance with the Committee's charter.
Role of Compensation Committee Consultants
The Committee has authority under its charter to retain its own advisers, including compensation consultants. To assist in its review and oversight of our executive compensation program, the Compensation Committee has engaged Frederic W. Cook

& Co., Inc. (“Frederic Cook”) as its independent compensation consultant. The Committee consults with Frederic Cook regularly throughout the year. Frederic Cook advised the Committee in connection with designing and implementing the Company's executive compensation program for 2013, including with respect to compensation philosophy, objectives, annual and long-term plan designs and market pay levels.  In compliance with SEC rules, the Committee has assessed the independence of Frederic Cook and concluded that no conflict of interest exists that would prevent Frederick Cook from independently representing the Committee. Frederic Cook did not provide any services to the Company in 2013 other than the services provided directly to the Committee.
Overview of Compensation Elements
The list below summarizes the general elements and characteristics of our executive compensation programs.  Detailed narratives of these compensation elements are provided below under "Compensation Program Details."

•	Base salary: Base salary is determined by our philosophy, the position (skills, duties, responsibilities, etc.), market pay levels and trends, individual performance and prior salary;

•
Annual incentive awards: Variable compensation payable in cash (or at the discretion of the Committee, shares or stock options) following the fiscal year the pay is earned; payment is based on the Committee's review of achievement of pre-set performance goals;

•	Long-term incentives: Variable compensation payable in cash (based 100% on total stockholder return over the measurement period) and/or time-vested performance shares; and

•
Retirement benefits: Tax qualified defined benefit and defined contribution plans apply to salaried employees of our U.S. companies who meet eligibility requirements.  In addition, our nonqualified defined benefit plan provides a select group of participants with benefits above the level permitted under a qualified plan.

Compensation Program Details
Base Salary
Base salary provides a secure fixed level of compensation in an amount that recognizes the role and responsibility of the executive officer, as well as experience, performance and contributions. The Committee typically reviews the salaries of our named executive officers annually (in the fourth quarter or early the following year). The amount of any increase is based primarily on the named executive officer's performance, the level of his responsibilities and the external competitiveness of his base salary and overall total compensation. In addition, the Committee may review the salaries of our named executive officers in connection with a promotion or other change in responsibility. The Committee's review of these factors is subjective and no fixed value or weight is assigned to any specific factor when making salary decisions.
Annual Incentive Awards
 The AIP is designed to motivate and reward our executive officers for achieving the Company's short-term financial and operational objectives. Under our AIP, our named executive officers are eligible to receive an award, which has historically been paid in cash, but may be paid, at the discretion of the Committee, in cash, shares or stock options. Mr. Leatherberry did not participate in the 2013 AIP.
Target Awards
For fiscal 2013, the target annual incentive award that would be paid to the named executive officers was based on the achievement of pre-established corporate and individual goals, as described below. For our named executive officers, 70% of their award is based on the degree to which corporate performance goals are achieved and 30% is based on their individual performance and achievements. For fiscal 2013, the two metrics used to measure corporate performance for determining payouts were: (i) EBITDA, which had a 50% weighting and (ii) safety performance, which had a 20% weighting. These metrics and their assigned weights reflect our near-term business goals of increasing operating profitability and improving the safety of our workplaces.
For purposes of this program, EBITDA is defined as the Company's net income excluding, as applicable: (i) income tax expense/benefit, (ii) net gain/(loss) on forward contracts, (iii) interest expense/income and (iv) depreciation. For each of our named executive officers other than Mr. Hoerner, the Committee considered EBITDA for the Company on a consolidated basis.

Because Mr. Hoerner’s responsibilities relate primarily to the Company’s North American operations, for purposes of determining Mr. Hoerner’s payout under the AIP, 50% of Mr. Hoerner's payout on this factor was based on EBITDA specific to the Company’s North American operations and the other 50% was based on EBITDA for the Company on a consolidated basis.
For each of our named executive officers other than Mr. Hoerner, the 2013 safety targets were to achieve a combined weighted average (based on total headcount) at our Hawesville and Grundartangi facilities of a: (i) total recordable case incident rate ("TCIR") of 1.43 and (ii) days away, restrictions and job transfers rate ("DART") of 1.06. With respect to Mr. Hoerner, 50% of his safety target was based solely on safety performance at our Hawesville facility, with targets of (i) TCIR of 1.75 and (ii) DART of 1.37. The other 50% of Mr. Hoerner's safety target was based on performance at Hawesville and Grundartangi on a consolidated basis. Each of TCIR and DART had a 10% weighting.
The following table summarizes the performance range and payout for these performance metrics:

Performance Metric		Threshold	Target			Maximum
EBITDA (50% weighting)	Performance Range	90% of target	100% of target	110% of target	120% of target	130% of target
	Payout Level	50%	100%	125%	160%	200%

TCIR (10% weighting)	Performance Range	10% below target	100% of target	8% above target	16% above target	23% above target
	Payout Level	50%	100%	133%	167%	200%

DART (10% weighting)	Performance Range	10% below target	100% of target	6% above target	13% above target	19% above target
	Payout Level	50%	100%	133%	167%	200%
The Committee reviews and approves the performance metrics and target levels of performance annually.  The Committee sets targets that it believes are challenging but reasonably attainable.  In general, payouts may be above or below target depending on performance above or below the targeted levels based on a straight line interpolation.  If the Company achieved its targeted performance for each of the metrics, the payout percentage for the Company portion of the target bonus would be 100%. The maximum payout percentage for the Company portion of the target bonus was 200%. If the threshold amounts were not achieved for a particular metric, no amount is to be paid for that metric.  However, in each case, the Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted. The following table summarizes the Company's achievements with respect to the AIP EBITDA and safety performance metrics for 2013:

Operating Result	% of Aggregate Award If Target Achieved	Targets	Achievement

EBITDA	50%
We consider the EBITDA targets to be confidential, and the disclosure of those targets would cause competitive harm to Century. The EBITDA targets are based on business plan assumptions that may allow our competitors to be able to predict our pricing strategies or our ability to match certain prices.

Performance of this factor was above target for the measurement period on a consolicated basis, which resulted in a 102.3% payout of target for this factor for each of Mr. Bless, Mr. Gary and Ms. Harrison. Because North American Operations EBITDA was below target, Mr. Hoerner received a 50% payout of target.

Safety	20% (10% weighted to each of TCIR and DART)	For each named executive officer other than Mr. Hoerner, (i) consolidated TCIR of 1.43 and (ii) consolidated DART of 1.06. For Mr. Hoerner, (i) Hawesville TCIR of 1.75 and (ii) DART of 1.37
Consolidated TCIR was 2.06, which was higher than the threshold amount and resulted in a 0% payment for this factor. Hawesville TCIR was 2.43, which resulted in a 0% payout for this factor for Mr. Hoerner.

Consolidated DART was 1.53, which was higher than the threshold amount and resulted in a 0% payment for this factor. Hawesville DART was 2.05, which resulted in a 0% payout for this factor for Mr. Hoerner.

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
Target annual incentive opportunities for 2013 were based on a percentage of base salary:  Mr. Bless 100%; Mr. Gary 70%; Mr. Hoerner 70%; and Ms. Harrison 50%.  Mr. Leatherberry did not receive any awards under the AIP in 2013. The Committee determined these target annual incentive opportunities as part of its total compensation program to provide Century's named executive officers total compensation (including annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) that, assuming success in meeting or surpassing criteria under the Company's various incentive plans, was positioned, on average, around the midpoint of the compensation ranges for comparable positions at similarly situated companies.
2013 Payout
The annual incentives paid to Messrs. Bless, Gary, Hoerner and Ms. Harrison for 2013 were as follows:

Name	Target Non-Equity Incentive Compensation pursuant to the 2013 Annual Incentive Plan	Actual Non-Equity Incentive Compensation Paid pursuant to the 2013 Annual Incentive Plan(a)
Mr. Bless	$751,900	$745,500
Mr. Gary	262,500	244,500
Mr. Hoerner	245,000	260,000
Ms. Harrison	137,500	120,000
(a)	Mr. Leatherberry did not receive any awards under the 2013 AIP.
Long-Term Incentive Awards
The LTIP is designed to align executive compensation with the interests of the Company's stockholders by linking compensation to share price appreciation and total stockholder return over a multi-year period and supporting the retention of our management team. We provide two types of LTIP awards: time-vested performance share units and performance units.
Time-vested performance share units are stock-settled awards (which do not contain any performance-based vesting requirements) that are granted at the beginning of the performance period.  Performance units are generally cash-settled awards (although the Committee retains the discretion to settle these awards in stock) and vest based on the achievement of pre-determined Company performance metrics, subject to the discretion of the Committee. Both the performance units and time-vested performance share units vest, in their entirety, after three years.
2013-2015 LTIP. In 2013, the Committee approved annual target grants of long-term incentive awards to the Company’s named executive officers expressed as a percentage of base salary: Mr. Bless 200%, Mr. Gary 100%, Mr. Hoerner 80% and Ms. Harrison 50%. Mr. Leatherberry did not participate in the 2013-2015 LTIP.
For each of the Company’s named executive officers receiving such awards, other than Mr. Bless, two-thirds of the awards granted under the 2013-2015 LTIP were granted in the form of performance units and one-third were granted in the form of time-vested performance share units. Three-fourths of Mr. Bless’s 2013-2015 LTIP awards were granted in the form of performance units and one-fourth in the form of time-vested performance share units. The high proportion of performance-based awards reflects our commitment to the pay-for-performance philosophy. The time-based stock awards also align our named executive officers interests with our shareholders as the value of the award increases with the Company's stock price.
In March 2013, the Committee reviewed the vesting schedule and performance metrics used for the 2012 performance unit grants and decided to utilize the same performance metric for the 2013 grants. The 2013 performance units vest 100% at the end of a three-year performance period commencing on January 1, 2013 and ending on December 31, 2015 (the “Performance Period”) based 100% upon the Company's total stockholder return ("TSR") relative to the average TSR of the following peer group of aluminum industry companies for the Performance Period: Alcoa Inc., Alumina Limited, Aluminum Corp. of China Limited, Noranda Aluminum Holding Corporation, Norsk Hydro ASA and United Co Rusal PLC.

The Committee established the following range of targets and achievement percentages with respect to TSR for the Performance Period:

	TSR Percentile Ranks	Achievement Percentage
Maximum	150% of Peer Average	200%
Target	100% of Peer Average	100%
Threshold	70% of Peer Average	50%
Below Threshold	<70% of Peer Average	—%
The Committee believes that basing the 2013-2015 LTIP performance unit awards 100% on TSR aligns management's and the Company's stockholders' interests by incentivizing management to increase the Company's long-term share price performance. TSR is defined as the change in value of the applicable stock price for the Performance Period, with any dividends during such period being reinvested. For purposes of determining TSR, the applicable stock price shall be calculated based on the average closing stock price for the 20 trading days immediately prior to the beginning and end of the Performance Period. TSR is calculated by the Committee.
The time-vested performance share units granted to our named executive officers in 2013 also vest at the conclusion of the three-year Performance Period. The Committee believes that awarding some portion of our long-term incentive awards in the form of time-vested equity compensation encourages retention and, more importantly, considered together with our stock ownership guidelines, ensures that our executives own a minimum number of shares of our common stock, thus aligning the interests of our executives with those of our shareholders and creating incentives for long-term value creation.
Results for 2011-2013 LTIP Awards. Performance unit awards under the Company's 2011-2013 LTIP vest at the conclusion of the three-year performance period based on the achievement of strategic objectives, free cash flow goals, and the Company's total stockholder return in relation to its peer group over a three-year period, subject to the Committee’s discretion to decide otherwise. The time-vested performance share units granted to our named executive officers under the 2011-2013 LTIP also vest at the conclusion of the three-year performance period. Notwithstanding the foregoing, the Committee previously determined that the election of three directors designated by Glencore to our Board of Directors in 2011 resulted in the accelerated vesting (but not settlement) of these awards at target. The table below reflects the actual cash payments made and shares issued in 2013 under the 2011-2013 LTIP:

Name	Target Value of Performance Units Under 2011-2013 LTIP	Cash Settlement Value of Performance Unit Paid Pursuant to 2011-2013 LTIP	Shares Vested Pursuant to 2011-2013 LTIP
Mr. Bless	$166,125	$166,125	$10,093
Mr. Gary	—	—	—
Mr. Hoerner	64,520	64,520	3,920
Ms. Harrison	52,650	52,650	3,199
Stock Options
Option grants are made on a case-by-case basis to executive officers in connection with hiring awards and to recognize promotions and under other circumstances where deemed appropriate in the Committee's discretion.  It has been the Committee's practice to approve all option grants at Committee meetings.  For initial option grants to our executives made in connection with their employment by Century, the Committee approves the options at the time it approves the executive's overall compensation arrangement and the terms of his or her employment agreement, if any.  Option grants are a high-risk, high return component of the executive total compensation program because stock options deliver value to an executive only if the share price is above the grant price after the date of vesting.  Therefore, the stock options directly align executive officer and stockholder interests.  No option grants to named executive officers have been made since 2009.

Retirement Benefits
The Century Aluminum 401(k) Plan is a tax-qualified retirement savings plan pursuant to which our U.S. based salaried employees, including our named executive officers, are able to contribute a percentage, up to the limits prescribed by the Internal Revenue Service, of their annual compensation on a pre-tax basis.  In 2011, the Company reinstituted a matching contribution equal to 100% of eligible employees' pre-tax contributions to the 401(k) Plan up to 4% of eligible compensation, and 50% of eligible employees' pre-tax contributions equal to the next 2% of eligible compensation.  Generally, “eligible compensation” used for purposes of calculating contributions under the Plan is the amount paid to an employee as base salary plus bonuses (excluding certain gifts, awards, severance pay, relocation pay, performance shares and amounts realized from the exercise of certain stock awards) up to $255,000 in 2013. Each named executive officer was eligible to participate in these benefits in 2013.
We also maintain a non-contributory defined benefit pension plan for our U.S. based salaried employees who meet certain eligibility requirements, which we refer to as our Qualified Plan, and a Supplemental Retirement Income Benefit Plan, or “SERP.”  On selective occasions we have also provided enhanced retirement benefits, in the form of an “Enhanced SERP,” which is designed to enhance the total retirement income level, when, due to the executive's age and potential years of service at normal retirement age, benefits under the Qualified Plan and the SERP are projected to be less than a specified percentage of the executive's estimated final average annual compensation.  None of the current named executive officers participate in the Enhanced SERP.
Benefits triggered by retirement are valued and described below under the caption “Post Employment Compensation; Pension Benefits” and “Executive Compensation; Potential Payments upon Termination or Change of Control.”
Policies & Other Considerations
Stock ownership guidelines
We maintain stock ownership guidelines for our executives and independent directors.  We adopted these guidelines to further underscore our belief that management's interests should be aligned with those of our stockholders.
The current guidelines for Century's officers are summarized in the table below.  The guidelines are based on a fixed number of shares, which was established after giving consideration to the value of the fixed share guidelines as a percent of pay (salary for executives and cash retainer for independent directors).  The guidelines of peers and, on a broader basis, industry practices were considered in developing this policy.

Category	Share Guideline
Chief Executive Officer	150,000
Executive Vice Presidents	48,000
Senior Vice Presidents	18,000
Vice Presidents	6,000
Officers have five years from the later of the date of hire or the effective date of the guidelines to meet these ownership guidelines.  Officers who are subsequently promoted to a higher category of participant level will have five years from the date of promotion to achieve their increased share guideline.  Due to recent promotions, each of our current named executive officers falls within the five-year grace period to satisfy these guidelines.
Hedging Policy
The Company has a policy that prohibits our officers, directors and all other employees from engaging in transactions in which they may profit from short-term speculative swings in the value of the Company's securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future), “put” and “call” options and other derivatives. In addition, this policy is designed to ensure compliance with all insider trading rules relating to the Company's securities.

Clawback
We maintain an Incentive Compensation Recoupment Policy.  Under this policy, our Board will, to the extent permitted by applicable law, in all appropriate cases, require reimbursement of any bonus or incentive compensation paid to an employee after January 1, 2008, cause the cancellation of restricted or deferred stock awards and outstanding stock options, and seek reimbursement of any gains realized on the exercise of stock options attributable to such awards, if and to the extent that: (a) the amount of incentive compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement; (b) our Board or an appropriate committee determines that the employee engaged in any fraud or misconduct which caused or contributed to the need for the restatement; and (c) the amount of the bonus or incentive compensation that would have been awarded to the employee had the financial results been properly reported would have been lower than the amount actually awarded.
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
Income Tax Consequences
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally disallows a tax deduction for annual compensation in excess of $1 million paid to certain executive officers; however, compensation above $1 million is deductible if such compensation is “performance-based” and meets other criteria as specified under Section 162(m) of the Code.
The Committee agrees with the premise of pay for performance and it has considered the impact of Section 162(m) on the design of our compensation program.  However, the nature of our business, not the least of which is the impact of metal prices on our results, limits the ability to pre-determine meaningful goals without substantial subsequent discretionary adjustments.  The Committee believes that such discretion is necessary and would not be available as a compensation management tool if incentive payments were to be “performance-based” as defined and required under Section 162(m).  Accordingly, it is not the Committee's goal for all compensation to be deductible by us under Section 162(m).
The Committee will continue to consider and weigh the potential loss of expense deductions against its need for discretion in designing programs for the named executive officers.  The Committee does not expect the loss of any such deductions to have a significant impact on Century.
Compensation Risk Assessment
The Compensation Committee reviews the relationship between our risk management policies and practices and the incentive compensation we provide to our named executives to confirm that our incentive compensation does not encourage unnecessary or excessive risks. The Compensation Committee also reviews the relationship between risk management policies and practices, corporate strategy and senior executive compensation.  Our compensation programs are discretionary, balanced and focused on the long-term. Under this structure, management can achieve the highest amount of compensation through consistent superior performance over extended periods of time. This incentivizes management to manage the Company for the long term and to avoid excessive risk-taking in the short-term. Goals and objectives reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure and the elements of compensation are similarly balanced among cash, time-vested performance share units (which do not contain any performance-based vesting requirements and settle in Century stock), and cash-settled performance-based awards. With limited exceptions, the Compensation Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted.  Based on its assessment of our compensation policies and practices, the Compensation Committee has determined that it is not reasonably likely that Century's compensation and benefit plans would have a material adverse effect on Century.
Employment Agreements
We currently only have an employment agreement with Mr. Bless.  We had an employment agreement with Mr. Leatherberry prior to entering into a separation agreement with him. The terms of these agreements, including base salary, initial equity grants, minimum guaranteed bonuses, participation in Century benefit plans and other benefits, are approved by the Committee.  The amounts and types of such compensation are negotiated terms.  When reviewing and negotiating these terms, the Committee is provided with market data by its compensation consultants and considers practices of peer companies and, if applicable, compensation earned and/or forfeited by the officer at a previous employer.  Mr. Leatherberry's employment agreement referred to above has been superseded by his separation agreement with the Company. Certain material provisions of the employment agreement of Mr. Bless and the separation agreement of Mr. Leatherberry are described below under the caption “Narrative to Summary Compensation Table and Grant of Plan Based Awards Table; Employment and Separation Agreements.”
Severance and Change in Control Benefits
Our policy is to provide certain severance and change in control protections to our named executive officers based on competitive practice in the industry.  We believe that providing our executives with specified benefits in the event of termination of employment under certain circumstances (such as by the Company without cause or upon the death or disability of the executive) or in connection with a change in control of the Company helps us to retain executives and maintain leadership stability. Furthermore, we believe the change in control protections serve to maximize stockholder value by creating incentives for named executive officers to explore strategic transactions and work to bring such transactions to fruition if appropriate.
Our 1996 Plan, Executive Severance Plan, Severance Protection Agreements and employment agreements are each intended to provide for such protections.  These arrangements have been intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in the metals and mining sectors.
Severance benefits under these arrangements following a change in control are only provided on a “double trigger” basis, meaning that payment of the benefit is not awarded unless the executive's employment is terminated by the Company without cause or by the executive upon certain enumerated changes in his or her employment terms (as specified in the applicable agreement or plan) within an agreed period following the transaction.
We believe the double trigger vesting structure strikes a balance between the incentives and the executive hiring and retention effects described above, without providing these benefits to executives who continue to enjoy employment with an acquiring company in the event of a change in control transaction.  We also believe this structure is more attractive to potential acquiring companies, who may place significant value on retaining members of our executive management and who may perceive this goal to be undermined if executives receive significant acceleration payments in connection with such a transaction and are no longer required to continue employment to earn these payments.
Provisions of these arrangements for our named executive officers that relate to severance pay and termination benefits (including upon a change in control) are described below in further detail below in the section entitled "Potential Payments and Benefits Upon Termination."
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this 2013 Annual Report on Form 10-K with Century management and based on such review and discussions, the Compensation Committee recommended to Century's Board of Directors that the Compensation Discussion and Analysis be included in Century's 2013 Annual Report on Form 10-K and Century's 2014 proxy statement.
Respectfully Submitted,
The Compensation Committee

Andrew Michelmore (Chair)	Terence Wilkinson

SUMMARY COMPENSATION TABLE
The following table sets forth the compensation of our named executive officers during the 2013, 2012 and 2011 fiscal years. In accordance with SEC rules, 2011 and 2012 compensation is not presented for Mr. Gary because he was not a named executive officer in those years and 2011 compensation is not provided for Mr. Hoerner because he was not a named executive officer in that year.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)(c)	Non- Equity Incentive Plan Compensation ($)(d)	Change in Pension Value and Nonquaili- fied Deferred Compensation ($)(e)	All Other Compensation ($)(f)	Total ($)
Michael Bless	2013	750,988	—	375,995	—	911,625	145,087	78,692	2,262,387
President and Chief Executive Officer	2012	730,000	—	365,855	—	845,280	246,940	855	2,188,930
	2011	471,645	—	173,902	—	544,640	240,962	765	1,431,914

Jesse Gary	2013	375,000	—	124,890	—	244,500	—	139,934	884,324
Executive Vice President, General Counsel and Secretary

John Hoerner	2013	350,000	—	93,251	—	324,520	33,614	12,750	814,135
Senior Vice President, North American Operations	2012	330,000	—	88,113	—	260,000	58,697	6,355	743,165

Michelle Harrison	2013	275,000	—	45,793	—	172,650	—	13,040	506,483
Senior Vice President, Finance and Treasurer	2012	240,000	—	40,053	—	164,100	82,796	13,611	540,560
	2011	234,000	—	55,119	—	220,365	143,243	13,305	666,032

William Leatherberry	2013	183,760	—	—	—	—	—	2,129,886	2,313,646
Former Executive Vice President, Chief Legal Officer, General Counsel & Secretary	2012	383,500	—	—	—	412,200	174,597	13,770	984,067
	2011	374,000	—	146,817	—	489,200	215,492	13,430	1,238,939

(a)						There were no discretionary bonuses paid to the named executive officers in 2013.
(b)
Represents the grant date fair value of stock awards granted to the named executive officer in the respective fiscal year, calculated in accordance with ASC 718 Compensation - Stock Compensation, for awards granted pursuant to the 1996 Plan.

(c)						There were no awards of options to the named executive officers in 2013.
(d)
Represents the fair value of amounts earned by the named executive officer under the 2013 AIP and the 2011-2013 LTIP (performance units). Amount vested as of December 31, 2013 and was paid in April 2014.

(e)
Represents the change in the actuarial present value of accumulated retirement benefits. For Mr. Gary, Ms Harrison and Mr. Leatherberry, the actual change was $(711), $(63,671) and $(96,880), respectively.

(f)
Amounts presented in the “All Other Compensation” column for 2013 include: for Mr. Bless, relocation benefits of $78,692 in connection with the office relocation to Chicago; for Mr. Gary, relocation benefits of $127,184 and Company contributions under the Company's 401(k) plan of $12,750; for each of Mr. Hoerner and Ms. Harrison, Company contributions under the Company's 401(k) plan of $12,750; and for Mr. Leatherberry, a severance payment of $2,121,097 and Company contributions under the Company's 401(k) plan of $8,789.

2013 GRANTS OF PLAN BASED AWARDS
The following table sets forth information regarding the long-term incentive awards granted to our named executive officers for 2013.

		Number of Non-Equity Incentive Plan Units (#)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards($)			All Other Stock Awards: Number of Shares of Stock(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards (#/Sh)	Grant Date Fair Value of Stock and Option Award($) (e)
Name (a)	Grant Date		Threshold	Target	Maximum

Michael Bless
AIP (b)			375,950	751,900	1,503,800
2013-2015 LTIP (c)	3/18/2013	1,127,850	563,925	1,127,850	2,255,700
2013-2015 LTIP (d)	3/18/2013					45,246			375,995
Jesse Gary
AIP(b)			131,250	262,500	525,000
2013-2015 LTIP (c)	3/18/2013	250,125	125,063	250,125	500,250
2013-2015 LTIP (d)	3/18/2013					15,029			124,890
John Hoerner
AIP (b)			122,500	245,000	490,000
2013-2015 LTIP (c)	3/18/2013	186,760	93,380	186,760	373,520
2013-2015 LTIP (d)	3/18/2013					11,222			93,251
Michelle Harrison
AIP (b)			68,750	137,500	275,000
2013-2015 LTIP (c)	3/18/2013	91,713	45,857	91,713	183,425
2013-2015 LTIP (d)	3/18/2013					5,511			45,793

(a)	Mr. Leatherberry did not receive any long-term incentive awards in 2013.
(b)
Represents the threshold, target and maximum potential cash payments under the 2013 AIP. Subject to the discretion of the Committee, if the minimum performance criteria are not achieved for the threshold level, no cash payments will be awarded. Targeted performance bonus potential payout for 2013 was 100% of base salary for Mr. Bless, 70% of base salary for each of Mr. Gary and Mr. Hoerner and 50% of base salary for Ms. Harrison. The actual amounts earned for 2013 are included in the amounts reflected in the Non-Equity Incentive Payments column of the Summary Compensation Table.

(c)
Represents the threshold, target and maximum potential cash payments under the 2013-2015 Long Term Incentive Plan. Subject to the discretion of the Committee, if the minimum performance criteria are not achieved for the threshold level, no cash payments will be awarded. Awards will be paid in 2016 after consideration by the Committee.

(d)	Represents the number of time-vested performance share units granted to the named executive officer under the 2013-2015 Long-Term Incentive Plan.
(e)	The values represent the grant date fair value of the stock awards determined in accordance with ASC 718 Compensation - Stock Compensation.
Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table
Employment and Separation Agreements
We have an employment agreement with Mr. Bless.  Mr. Bless's agreement provides for automatic extensions on each January 1 for an additional one-year period unless timely notice of termination is delivered by a party pursuant to the terms of the employment agreement.  Effective January 1, 2014, Mr. Bless's agreement was extended to December 31, 2016. Mr. Bless's agreement provides for a minimum base salary of not less than the immediately preceding year subject to review and increase from time to time at the discretion of the Compensation Committee.  Mr. Bless's employment agreement has not been amended to date following his appointment as President and Chief Executive Officer.  This agreement also provides that Mr. Bless is eligible for an annual performance bonus and to participate in our long-term incentive compensation plans, subject to the discretion of the Compensation Committee, and in the SERP. Provisions of Mr. Bless’s employment agreement that relate to severance pay and termination benefits (including upon a change in control) are described below in further detail in the section entitled "Potential Payments and Benefits Upon Termination or Change of Control."

Effective as of February 1, 2013, the Company entered into a Separation Agreement and General Release (the "Separation Agreement") with Mr. Leatherberry. Pursuant to the Separation Agreement, Mr. Leatherberry resigned as an executive officer of the Company effective as of February 1, 2013. The Separation Agreement supersedes both Mr. Leatherberry's employment agreement and his severance protection agreement with the Company that were in effect at the time of his resignation. Mr. Leatherberry was employed as a non-executive employee of the Company until June 21, 2013 (the “Termination Date”). For his service during the transition period, Mr. Leatherberry received a base salary at a rate equal to his then current base salary and participated in all employee benefit and welfare plans in which he previously participated.
Under the terms of his Separation Agreement, Mr. Leatherberry agreed to a general release of claims with respect to the Company (including any claims arising under his employment agreement or severance protection agreement) and is subject to non-disparagement, cooperation and confidentiality provisions. In consideration for his agreement to the general release and these restrictive covenants and subject to compliance with the terms of his Separation Agreement, the Company agreed to pay Mr. Leatherberry (i) aggregate cash severance and other payments equal to $1,675,475, (ii) payouts or share settlements of previously vested performance units and performance share units and (iii) a lump sum pension benefit calculated in the manner provided in his severance protection agreement, with the calculation based on the Termination Date. Mr. Leatherberry also received reimbursement of legal fees and will receive reimbursement of COBRA premiums for continued COBRA group health and dental coverage for a period of 24 months from the Termination Date. With the exception of the COBRA premiums, all payments due to Mr. Leatherberry under the terms of his Separation Agreement were paid as of December 31, 2013.

2013 OUTSTANDING EQUITY AWARDS AS OF FISCAL YEAR-END
The following table sets forth information regarding outstanding equity awards for our named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)	Equity Incentive Plans: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(#)		Market Value of Shares or Units of Stock that Have Not Vested($)(f)
Michael Bless	30,000	—	—	29.92	1/23/2016	83,080	(a)	869,017
	27,618	—		6.55	5/4/2019

Jesse Gary	—	—	—	—		23,029	(b)	240,883

John Hoerner	—	—	—	—		20,334	(c)	212,689

Michelle Harrison	3,600	—	—	24.70	12/8/2015	9,653	(d)	100,970
	5,000	—	—	37.31	6/9/2016	—		—
	14,398	—	—	6.55	5/4/2019	—		—

William Leatherberry	5,000	—	—	64.39	2/22/2018	—		—
	20,228	—		6.55	5/4/2019
(a)
The amount represents (1) 45,246 time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015 and (2) 37,834 of time-vested performance share units granted under the 2012-2014 Long-Term Incentive Plan, which vest on December 31, 2014.

(b)
The amount represents (1) 15,029 time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015, (2) 3,000 time-vested performance share units granted under the 2011 non-officer restricted stock awards grant, which vest on March 22, 2014, and (3) 5,000 time-vested performance share units granted under the 2012-2015 Long-Term Incentive Plan, of which 2,500 shares vested on April 16, 2014 and 2,500 shares vest on April 16, 2015.

(c)
The amount represents (1) 11,222 time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015 and (2) 9,112 time-vested performance share units granted under the 2012-2014 Long-Term Incentive Plan, which vest on December 31, 2014.

(d)	The amount represents the remaining number of unvested share units granted to the officer in an initial equity grant on September 1, 2011, which vested on February 28, 2014.
(e)
The amount represents (1) 5,511 of time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015 and (2) 4,142 of time-vested performance share units granted under the 2012-2014 Long-Term Incentive Plan, which vest on December 31, 2014.

(f)	Based on the closing market price for shares of our common stock of $10.46 on December 31, 2013.

2013 OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding option exercises and vesting and settlement of performance shares for our named executive officers as of December 31, 2013.

Name	Number of Shares Acquired on Vesting(#)		Value Realized on Vesting($)
Michael Bless	—		—
Jesse Gary	5,500	(a)	44,550
	3,000	(b)	24,120
John Hoerner	10,000	(c)	81,000
Michelle Harrison	—		—
William Leatherberry	—		—

(a)	Shares received pursuant to an initial equity grant that vested and settled on February 25, 2013.
(b)	Shares received pursuant to the 2011 non-officer restricted stock awards grant that settled on March 22, 2013.
(c)	Shares received pursuant to an initial equity grant vested and settled on February 28, 2013.
Deferred Compensation
The following table provides information regarding contributions, earnings, withdrawals, distributions and balances related to certain awards made under the 2011-2013 LTIP which awards were deemed to have vested (but not settled) on an accelerated basis in connection with the election of three directors designated by Glencore to our Board of Directors in June 2011 but which awards settled in 2013.

Name	Executive Contributions in Fiscal 2013($)	Registrant Contributions in Fiscal 2013($)	Aggregate Earnings in Fiscal 2013($)(a)(b)	Aggregate Withdrawals/Distributions($)(a)		Aggregate Balance at December 31, 2013($)
Michael Bless	—	—	17,158	(271,698)	(c)	—
Jesse Gary	—	—	—	—		—
John Hoerner	—	—	6,664	(105,523)	(d)	—
Michelle Harrison	—	—	5,438	(86,111)	(e)	—
William Leatherberry	—	—	6,391	(221,285)	(f)	—
(a)
Based on the closing market price for shares of our common stock of $10.46 on December 31, 2013 for all executives with the exception of Mr. Leatherberry for whom the amounts are based on the closing market price of $9.51 on December 21, 2013, the day Mr. Leatherberry's awards settled pursuant to the terms of his Separation Agreement.

(b)
Reflects the increase in value of the Time-Vested Performance Units resulting from an increase in the Company's stock price year-over-year from December 31, 2012 to December 31, 2013. The number of units awarded was unchanged.

(c)
Represents the market value as of December 31, 2013 of 10,093 Time-Vested Performance Units and 166,125 Cash-settled Performance Units that settled on December 31, 2013 under the 2011-2013 Long-Term Incentive Plan.

(d)
Represents the market value as of December 31, 2013 of 3,920 Time-Vested Performance Units and 64,520 Cash-settled Performance Units that settled on December 31, 2013 under the 2011-2013 Long-Term Incentive Plan.

(e)
Represents the market value as of December 31, 2013 of 3,199 Time-Vested Performance Units and 52,650 Cash-settled Performance Units that settled on December 31, 2013 under the 2011-2013 Long-Term Incentive Plan.

(f)
Represents the market value as of December 21, 2013 of 8,521 Time-Vested Performance Units and 140,250 Cash-settled Performance Units that settled on December 21, 2013 under the 2011-2013 Long-Term Incentive Plan.

Post Employment Compensation
Pension Benefits
As discussed above under the heading “Retirement Benefits,” we maintain both the Qualified Plan and the SERP as retirement plans for our U.S. based salaried employees. The Qualified Plan provides lifetime annual benefits starting at age 62 equal to 12 multiplied by the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under predecessor plans which we acquired. We determine final average monthly compensation under the Qualified Plan as the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants' pension rights vest after a five-year period of service, or earlier if the participant has reached the age of 62. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available. The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Code.
The SERP provides selected senior executive officers with an additional retirement benefit equal to the amount that would normally be paid under our Qualified Plan if there were no limitations under Sections 415 and 401(a)(17) of the Code.  Final average monthly compensation for purposes of calculating the supplemental benefit will be based on the greater of (a) projected final annual compensation, assuming specified annual increases until retirement age, or (b) the average of the highest three years' annual compensation over the last 10 years of employment.  Each named executive officer, excluding Mr. Hoerner and Mr. Gary, was eligible to participate in the SERP in 2013.
 The following table sets forth the present value, as of December 31, 2013, of accumulated benefits payable to each of our current named executive officers, including the number of years of service credited to each such named executive officer, under the Qualified Plan and the SERP, determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements.

2013 Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit
Michael Bless	Non-Contributory Defined Pension Plan	7.92	395,051
	Supplemental Retirement Income Benefit Plan (SERP)		523,750

Jesse Gary	Non-Contributory Defined Pension Plan	3.83	50,177

John Hoerner	Non-Contributory Defined Pension Plan	2.33	92,311

Michelle Harrison	Non-Contributory Defined Pension Plan	13.67	257,211
	Supplemental Retirement Income Benefit Plan (SERP)		69,412

William Leatherberry	Non-Contributory Defined Pension Plan	8.42	198,253
	Supplemental Retirement Income Benefit Plan (SERP)		253,674
Potential Payments upon Termination or Change of Control
Severance Protection Agreements
We have entered into severance protection agreements with each of Mr. Bless and Ms. Harrison. We also had a severance protection agreement with Mr. Leatherberry, which was superseded by his Separation Agreement as described above under the caption “Narrative to Summary Compensation Table and Grant of Plan Based Awards Table; Employment and Separation Agreements.”
Mr. Bless’s and Ms. Harrison’s severance protection agreements provide that if within 36 months after we experience a change in control the executive's employment is terminated either (i) by us for any reason other than cause or disability, or (ii) by such executive for good reason, then such executive will receive: (x) a lump sum payment equal to three times for Mr. Bless, and two times for Ms. Harrison, the aggregate of the highest base salary and the highest annual cash bonus received by such executive in any of the most recent five years, (y) all accrued compensation through the date of termination and (z) a pro-rated bonus for the year of termination equal to the highest annual cash bonus received by such executive in any of the most recent five years pro-rated for the year of termination. In the event the executive’s employment is terminated within 36 months of a change in control either (i) by us for cause or disability, (ii) upon the executive’s death, or (iii) by the executive other than for good reason, then such executive will receive: (x) all accrued compensation through the date of termination and, if the termination is other than by us for cause, (y) a pro-rated bonus for the year of termination equal to the highest annual cash bonus received by such executive in any of the most recent five years pro-rated for the year of termination.

Upon termination of employment in connection a change in control as described in the previous paragraph, unvested stock options, performance units and time-vested performance share units held by such executives will vest assuming that all performance targets were achieved at the 100% level.
The agreements also provide that we will continue to provide benefits for a period of three years for Mr. Bless and two years for Ms. Harrison, after the date of termination. In addition, the executive will receive a lump sum cash payment equal to the difference between the actuarial equivalent of (a) what the executive is entitled to under our retirement plans and (b) what the executive would have been entitled to receive under our retirement plans if he or she had been credited with an additional two or three years of service at the executive’s highest base salary and highest annual cash bonus, assuming the executive is 100% vested in the increase benefit under the retirement plans. The agreements are for a set period of time, but are subject to automatic one-year extensions on each January 1, unless the executive's employment is terminated prior to a change in control or the agreements are otherwise terminated.
Employment Agreements
Our employment agreement with Mr. Bless provides that upon termination of employment for any reason other than voluntary resignation without cause, death, disability or by the Company “for cause,” Mr. Bless will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus) paid in accordance with the Company’s payroll and bonus payment policies; provided, however, that no such payments will be made if, in connection with a change in control of the Company, we make all payments to Mr. Bless due under Mr. Bless’s severance protection agreement.
In addition, in the event Mr. Bless’s employment is terminated due to voluntary resignation for good reason, death, disability or involuntarily by the Company without “cause,” Mr. Bless is entitled to (i) his pro-rated target annual bonus for the period prior to his termination and (ii) an amount equal to his target long-term cash incentive compensation award (assuming achievement at target level of performance goals for the performance period).
Furthermore, upon termination of employment in the event of death, disability or for any reason other than voluntary resignation without cause, or by the Company “for cause,” all unvested options and, other than in the case of retirement, performance units and time-vested performance share units shall immediately vest with such performance units and time-vested performance share units valued and awarded at the times and in the manner awarded to other plan participants. In the event of a change in control (as defined in Mr. Bless’s severance protection agreement) such performance units and performance share units will vest assuming that all performance targets were achieved at the 100% level.
If Mr. Bless is terminated as a result of a disability, Mr. Bless is also entitled to termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus) reduced by any payments he receives under our disability plans.
We also had an employment agreement with Mr. Leatherberry, which was superseded by his Separation Agreement as described above under the caption “Narrative to Summary Compensation Table and Grant of Plan Based Awards Table; Employment and Separation Agreements.
Executive Severance Plan
Messrs. Gary and Hoerner and Ms. Harrison are participants in our Executive Severance Plan.  The Executive Severance Plan provides that upon a termination of employment for any reason other than voluntary resignation without cause, death, disability or “for cause,” Messrs. Gary and Hoerner and Ms. Harrison will be entitled to receive termination payments equal to (i) in the case of Mr. Gary, two times weekly pay for each year of service (with a minimum of 13 years of service), in the case of Mr. Hoerner, 100% of base salary, and in the case of Ms. Harrison, 200% of her base salary, (ii) in the case of Messrs. Gary and Hoerner, 100%, and in the case of Ms. Harrison, 200%, of the greater of (x) their respective target annual bonus on their respective termination date or (y) their respective target annual bonus for the most recently completed fiscal year and (iii) their respective pro-rated target annual bonus for the period prior to their termination.   In addition, all unvested options immediately vest and remain exercisable until the earlier of 90 days after the termination date or the expiration of the option. All performance units and time-vested performance share units also immediately vest, with such performance units valued and awarded at the times and in the manner awarded to other plan participants pursuant to the applicable agreements and plans.

Equity Awards
In the event of termination after age 62 due to death, disability or retirement, any unvested options shall continue to vest and shall remain exercisable until the earlier of the expiration date or three years after the date of termination of employment. In the event of termination before age 62 due to death, disability or retirement, any unvested options shall be forfeited and any vested options shall remain exercisable until the earlier of the expiration date or three years after the date of termination of employment, in the case of death or disability, or until 90 days following termination of employment in the case of retirement prior to age 62. Time-vested performance share units vest pro-rata based on the number of days of the plan period which have passed prior to termination due to retirement (as defined in the Company’s Employee Retirement Plan), death or disability, or in such greater amount as shall be determined by the Committee in its discretion. Performance units will also vest pro-rata upon termination due to retirement, death or disability and will be paid out after determination by the Committee of the achievement of the applicable performance measures.
Unless otherwise provided in an agreement between the Company and the executive, in the event of termination of employment for any other reason, all outstanding options and unvested performance units and time-vested performance shares are forfeited.
409A and other tax considerations
Any amounts payable to each officer by reason of his termination of employment that are determined to constitute payments of “nonqualified deferred compensation,” as that term is used for purposes of Section 409A of the Code, shall be payable, together with interest thereon, on the first business day of the seventh month following his termination of employment; and, for our officers that have employment agreements, require that the executive receive any severance at the same time and in the same form as required under the executive's employment agreement in lieu of single lump sum severance payments under certain circumstances and added a covenant on the part of the executive to maintain the confidentiality of information the executive received in the course of his employment.
The Code imposes certain excise taxes on, and limits the deductibility of, certain compensatory payments made by a corporation to or for the benefit of certain individuals if such payments are contingent upon certain changes in the ownership or effective control of the corporation or the ownership of a substantial portion of the assets of the corporation, provided that such payments to the individual have an aggregate present value in excess of three times the individual's annualized includible compensation for the base period, as defined in the Code. The severance compensation agreements with Mr. Bless and Ms. Harrison provide for additional payments in order to fully offset any excise taxes payable by such executives as a result of the payments and benefits provided in the agreements. All benefits afforded the named executive officers under the severance compensation agreements are included in the amounts set forth in the “Potential Payments upon Termination or Change of Control” table below.
Estimated Severance and Change in Control Payments
The following table sets forth the amount of compensation payable to each of our current named executive officers upon termination following a change of control, involuntary termination for cause, involuntary termination not-for-cause, death, disability, retirement and voluntary resignation. The amounts shown assume that such termination was effective as of December 31, 2013.  The actual amount to be paid can only be determined at the time of such executive's termination.

Potential Payments upon Termination or Change of Control Table
Named Executive Officer	Voluntary		By Company without Cause or by Officer with Good Reason		By Company with Cause		Retirement		Disability		Death		Following a Change in Control
Michael Bless
Salary	$—		$1,503,800		$—		$—		$1,503,800		$—		$2,255,700
Bonus	—		2,241,988		—		—		2,241,988		750,988		2,982,000
Qualified Retirement Benefits	395,051	(a)	395,051	(a)	395,051	(a)	395,051	(a)	395,051	(a)	197,526	(b)	395,051	(a)
SERP	523,750	(a)	523,750	(a)	523,750	(a)	523,750	(a)	523,750	(a)	261,875	(b)	746,934	(c)
Performance Shares	—		869,017	(d)	—		—		869,017	(d)	869,017	(d)	869,017	(d)
Performance Units	—		—	(j)	—		—		—	(j)	—	(j)	2,222,850	(e)
Excise Tax Gross-Up	—		—		—		—		—		—		4,482,627
Insurance Continuation	—		—		—		—		—		—		80,694
Total	$918,801		$5,533,606		$918,801		$918,801		$5,533,606		$2,079,406		$14,034,873

Jesse Gary
Salary	$—		$187,500		$—		$—		$—		$—		$187,500
Bonus	—		525,000		—		—		—	(i)	—	(i)	525,000
Qualified Retirement Benefits	50,177	(a)	6,531	(c)	50,177	(a)	50,177	(a)	50,177	(a)	25,089	(b)	6,531	(c)
Performance Shares	—		240,883	(d)	—		—		52,401	(f)	52,401	(f)	240,883	(d)
Performance Units	—		83,375	(g)	—		—		—		—		250,125	(e)
Excise Tax Gross-Up	—		—		—		—		—		—		—
Insurance Continuation	—		13,449		—		—		—		—		13,449
Total	$50,177		$1,056,738		$50,177		$50,177		$102,578		$77,490		$1,223,488

John Hoerner
Salary	$—		$350,000		$—		$—		$—		$—		$350,000
Bonus	—		490,000		—		—		—	(i)	—	(i)	490,000
Qualified Retirement Benefits	92,311	(a)	39,619	(c)	92,311	(a)	92,311	(a)	92,311	(a)	46,156	(b)	39,619	(c)
Performance Shares	—		317,294	(d)	—		—		102,667	(h)	102,667	(h)	317,294	(d)
Performance Units	—		179,645	(g)	—		—		—		—		362,848	(e)
Excise Tax Gross-Up	—		—		—		—		—		—		—
Insurance Continuation	—		26,898		—		—		—		—		26,898
Total	$92,311		$1,403,456		$92,311		$92,311		$194,978		$148,823		$1,586,659

Named Executive Officer	Voluntary		By Company without Cause or by Officer with Good Reason		By Company with Cause		Retirement		Disability		Death		Following a Change in Control
Michelle Harrison
Salary	$—		$275,000		$—		$—		$—		$—		$275,000
Bonus	—		302,500		—		—		—	(i)	—	(i)	302,500
Qualified Retirement Benefits	257,211	(a)	257,211	(a)	257,211	(a)	257,211	(a)	257,211	(a)	128,606	(b)	257,211	(a)
SERP	69,412	(a)	60,668	(c)	69,412	(a)	69,412	(a)	69,412	(a)	34,706	(b)	60,668	(c)
Performance Shares	—		100,970	(d)	—		—		48,097	(f)	48,097	(f)	100,970	(d)
Performance Units	—		84,171	(g)	—		—		—		—		171,753	(e)
Excise Tax Gross-Up	—		—		—		—		—		—		—
Insurance Continuation	—		54,376		—		—		—		—		54,376
Total	$326,623		$1,134,896		$326,623		$326,623		$374,720		$211,409		$1,222,478

(a)
Amount shown will not be paid to named executive as a lump sum. Rather, the amount represents the actuarial calculated present value of benefits that will be received upon obtaining normal retirement age (62).

(b)
Amount shown will not be paid to named executive as a lump sum. Rather, amount represents the actuarial calculated present value of benefits that will be paid to a surviving spouse as an annuity upon named executive obtaining death.

(c)
Represents the amount the named executive will receive as a lump sum payment of the actuarial equivalent of the difference between the retirement benefits the named executive is currently entitled to receive under our qualified pension plan and a “recalculated” retirement benefit that includes additional 6, 12, 24 or 36 months, as applicable, of credited service. In addition, the named executive is entitled to the remainder of the retirement benefits upon obtaining normal retirement age.

(d)	Represents the value of 2012-2014 and 2013-2015 Plan periods. Value is based on our December 31, 2013 closing stock price.
(e)
Represents the value of Performance Units at 100% of target award, under our 2012-2014 and 2013-2015 LTIP Performance Unit programs that will vest immediately upon a change in control. Performance Units are valued at $1 per unit.

(f)
Represents the value of 2012-2014 and 2013-2015 Plan periods. Time Vested Performance Share Units which will vest on a pro-rata basis due to disability or death. Value is based on our December 31, 2013 closing stock price.

(g)	Represents the value of Performance Units on a pro-rata basis of target award, under our 2012-2014 and 2013-2015 LTIP Performance Unit programs. Performance Units are valued at $1 per unit.
(h)
Represents the value of 2012-2014 and 2013-2015 Plan periods as well as initial equity grant on September 1, 2011. Time Vested Performance Share Units which will vest on a pro-rata basis due to disability or death. Value is based on our December 31, 2013 closing stock price.

(i)	Final award determination will be made by the Committee under the Company's AIP.
(j)	Final Award determination will be made by the Committee at the end of the applicable plan period.

Leatherberry Separation Agreement

As discussed above, we entered into a Separation Agreement and General Release with Mr. Leatherberry in 2013. Under the terms of his Separation Agreement, Mr. Leatherberry received the following payments: (i) aggregate cash severance and other payments equal to $1,675,475; (ii) payouts or share settlements of previously time-vested performance share units and performance units; and (iii) a lump sum pension benefit calculated in the manner provided in Mr. Leatherberry's Severance Protection Agreement, with the calculation based on his termination date. Mr. Leatherberry also received reimbursement of legal fees and is entitled to reimbursement of COBRA premiums for continued COBRA group health and dental coverage for a period of 24 months. With the exception of the COBRA premiums, all payments due to Mr. Leatherberry under the terms of his Separation Agreement were paid as of December 31, 2013.
Director Compensation and Stock Ownership Guidelines
 Directors who are full-time salaried employees of Century are not compensated for their service on the Board.  The Board believes that compensation for independent directors should be a mix of cash and equity-based compensation and for non-employee, non-independent Board members compensation should be only in cash.  Paying non-employee, non-independent directors only in cash avoids indirectly increasing the beneficial ownership of any stockholder at whose direction a member of our Board serves.  The Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors at least annually and recommends changes to the Board when appropriate.  The Board reviews the committee's recommendations and determines the amount of director compensation.
Equity Awards, Meeting Fees and Retainers. In 2013, each independent director continuing in office after the Annual Meeting of stockholders received an annual grant of time-based performance share units valued at $75,000.  These time-based performance share units vest 100% on the one year anniversary of the grant date.  The shares were granted on the business day following the 2013 annual meeting based on the average closing price of Century's common stock for the 30 trading days preceding the grant date.  In addition, each newly elected independent director receives a one-time grant of 1,000 time-based performance share units that vest 50% following 12 months of service and 50% following 24 months of service.  Vesting of time-based performance share unit awards are subject to acceleration under certain circumstances pursuant to the terms of the award agreement.
 During 2013, non-employee directors (other than Messrs. Caplan, Goldberg and Kalmin, who waived their rights to receive compensation, and Chairman Wilkinson, who received the amount noted below) received an annual retainer of $45,000 for their services. Mr. Wilkinson, as Chairman of the Board, received an annual retainer of $110,000 (which Mr. Wilkinson opted to receive in the form of the equivalent amount of Century common stock based on the average closing price over the previous 30 trading days preceding the grant date). The Chairs of the Audit and Compensation Committees each received an additional $10,000 and the Chairs of the Governance and Nominating and Health, Safety and Sustainability Committees each received an additional $5,000 annual retainer. In addition, each independent director received a fee of $2,000 for each Board or Board committee meeting attended. The Chair of the Audit Committee received an additional $1,000 per Audit Committee meeting attended.
The Board and the Compensation Committee annually review the adequacy and form of our directors' compensation. The equity awards, meeting fees and retainers above, were initially set in 2009 based on a competitive assessment of director pay practices among the peer companies used for our executive compensation benchmarking.  In 2013, the Compensation Committee reviewed Century's director pay practices and determined to leave them unchanged for 2013.
Expense Reimbursement.  All directors are reimbursed for their travel and other expenses incurred in attending Board and Board committee meetings, other than Messrs. Caplan, Goldberg and Kalmin, who waived their right to receive expense reimbursement.
Independent Director Stock Ownership Guidelines. Under our stock ownership guidelines, each independent director is required to accumulate, within five years of election to the Board, 20,000 shares of our common stock. Non-employee, non-independent directors are not subject to these guidelines, although they are urged to follow them. The guidelines are based on a fixed number of shares, which was established after giving consideration to the value of the fixed share guidelines as a percent of pay (salary for executives and cash retainer for independent directors).  The guidelines of peers and, on a broader basis, industry practices were considered in developing this policy. As of the date of this filing, each of our independent directors is in compliance with our stock ownership guidelines.

2013 Director Compensation. The following table sets forth the compensation paid to each director in 2013.

2013 Director Compensation

Director (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c)		Total
Jarl Berntzen	$82,000	$75,814		$157,814
Andrew Caplan	—	—		—
Daniel Goldberg	—	—		—
Peter Jones	80,000	75,814		155,814
Steven Kalmin	—	—		—
Andrew Michelmore	83,125	75,814		158,939
John O'Brien	89,000	75,814	(d)	164,814
Terence Wilkinson	85,000	186,077	(e)	271,077

(a)	Represents all non-employee directors who served on the Board during 2013. Mr. Bless did not receive compensation for serving as a Board member.
(b)	Represents retainer and meeting fees paid to each non-employee director during 2013 (other than Messrs. Caplan, Goldberg and Kalmin, who waived their right to receive compensation).
(c)
Represents the September 24, 2013 grant of time based performance units awarded to Board members (other than Messrs. Caplan, Goldberg and Kalmin who waived their right to receive compensation), calculated in accordance with ASC 718 Compensation - Stock Compensation.

(d)	Mr. O'Brien elected to defer the vesting of all time based performance share units awarded to him in 2013 until his service on the Board terminates.
(e)
Represents the September 24, 2013 grant of time based performance share units awarded to Board members and September 25, 2013 grant of 13,221 shares for his annual retainer as Chairman of the Board. Mr. Wilkinson elected to defer the vesting of all time based performance share units awarded to him in 2013 until his service on the Board terminates.

The following table sets forth the number of outstanding options and stock awards held by current non-employee directors as of December 31, 2013:

Name	Number of Options Outstanding as of 12/31/2013(a)	Number of Stock Awards Outstanding as of 12/31/2013(b)
Jarl Berntzen	16,000	20,082
Andrew Caplan	—	—
Daniel Goldberg	—	—
Peter Jones	13,000	18,398
Steven Kalmin	—	—
Andrew Michelmore	—	13,569
John O'Brien	12,000	45,212
Terence Wilkinson	—	22,225
(a) All options were fully vested as of December 31, 2013.
(b) Represents time-vested performance shares held by the named director that have not yet vested or for which settlement has been deferred.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information concerning the beneficial ownership of our common stock, as of the dates noted below, by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our common stock.  The percent of class shown below is based on 88,771,443 shares of common stock outstanding as of April 15, 2014.

Name	Amount and Nature of Beneficial Ownership (a)	Percent of Class
Glencore AG (b)	37,069,481	41.8%
Dimensional Fund Advisors LP (c)	7,209,759	8.1%
Blackrock, Inc. (d)	4,611,393	5.2%

(a)	Each entity has sole voting and dispositive power, except as otherwise indicated.
(b)
Based on information set forth in a Form 4 filing dated April 1, 2014, by Glencore AG, Glencore International AG and Glencore Xtrata plc.  Glencore's principal business address is Baarermattstresse 3, P.O. Box 666, CH-6341 Baar, V8, Switzerland,  In addition, the above information as to Glencore's beneficial ownership of our outstanding common stock includes 8,063,534 shares acquired through the automatic conversion of our Series A Convertible Preferred Stock and excludes the 7,936,466 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock owned by Glencore AG, which are convertible only upon the occurrence of events that have not transpired and that are outside of the control of Glencore AG, or in circumstances that would not result in an increase in the percentage of the outstanding shares of our common stock beneficially owned by Glencore.  In addition, Glencore has entered into cash-settled total return swaps that give Glencore economic exposure to an additional 9,129,302 shares of our common stock.

(c)
Based on information set forth in a Schedule 13G/A filing dated February 10, 2014, by Dimensional Fund Advisors LP (“Dimensional”).  Dimensional is an investment advisor and furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (“Funds”).  As an investment advisor, sub-advisor and/or manager, Dimensional possesses voting and/or investment power over these shares, and it may be deemed to be the beneficial owner of these shares.  However, these shares are owned by the Funds and Dimensional specifically disclaims beneficial ownership of these securities.  The principal business address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(d)
Based on information set forth in a Schedule 13G filing dated January 28, 2014, by Blackrock, Inc. (“Blackrock”).   Blackrock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). The principal business address of Blackrock, Inc. is 40 East 52nd Street, New York, New York 10022.

Security Ownership of Directors and Named Executive Officers
The following table sets forth certain information concerning the beneficial ownership of our common stock as of April 15, 2014 by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all of our directors and named executive officers as a group.  No director or executive officer beneficially owned more than 1% of our outstanding common stock. All of our directors and named executive officers as a group beneficially owned less than 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership (a)
Name	Common Stock		Exercisable Stock Options (b)
Jarl Berntzen	37,255	(c)	16,000
Michael Bless	30,211		57,618
Andrew Caplan	—	(d)	—
Jesse Gary	9,192		—
Daniel Goldberg	—	(d)	—
Michelle Harrison	24,080	(e)	22,998
John Hoerner	17,622		—
Peter Jones	46,852	(f)	13,000
Steven Kalmin	—	(d)	—
Andrew Michelmore	20,051	(g)	—
John O'Brien	64,259	(h)	12,000
Terence Wilkinson	35,528	(i)	—
All Directors and Executive Officers as a Group (12 persons)	285,050		121,616

(a)			Each individual has sole voting and dispositive power except as otherwise noted.
(b)			Represents shares that are subject to options that are presently exercisable or exercisable within 60 days of April 15, 2014.
(c)			Includes 11,078 shares held by the named director that have vested or for which settlement has been deferred.
(d)
Excludes 37,069,481 shares owned by Glencore, for which Mr. Kalmin serves as Chief Financial Officer, Mr. Goldberg serves as the Asset and Investment Manager of the Aluminum and Alumina Department and Mr. Caplan serves as the Head of the Aluminum and Alumina Department.

(e)			Represents shares that are jointly owned or held in a trust and subject to shared voting and dispositive power.
(f)			Includes 18,398 shares held by the named director that have vested or for which settlement has been deferred.
(g)			Includes 4,565 shares held by the named director that have vested or for which settlement has been deferred.
(h)			Includes 45,212 shares held by the named director that have vested or for which settlement has been deferred.
(i)			Includes 22,209 shares held by the named director that have vested or for which settlement has been deferred.

Equity Compensation Plan Information
Equity Compensation Plan Information (a)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,062,570	$24.77	(b)	7,190,072

(a)	As of December 31, 2013.
(b)
Represents the weighted-average exercise price of 619,833 options outstanding under the 1996 Plan.  There is no exercise price associated with 442,737 service-based share awards also outstanding under the 1996 Plan.

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
Our Related Person Transaction Policy applies to all related person transactions entered into after its adoption. This policy applies, subject to certain specific exclusions, to any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which Century or any of its subsidiaries was or is to be a participant and where any related person had or will have a direct or indirect interest. The policy defines certain ordinary course transactions with Glencore that are not material and not subject to review and approval under the policy, although those transactions are otherwise reviewed and approved by our Audit Committee. Pursuant to the policy, the Audit Committee is responsible for reviewing related person transactions. However, all transactions with Glencore for new long-term supply agreements and any other transaction the Audit Committee Chair determines is material are reviewed by the independent directors, acting as a separate body of our Board of Directors. Based on its consideration of all relevant facts and circumstances, whether the transaction is on terms that are fair and reasonable to Century and whether the transaction is in the business interests of Century, the Audit Committee or independent directors, as the case may be, will decide whether or not to approve or ratify such transaction. If a related person transaction is submitted for approval after the commencement of the transaction, the Audit Committee or independent directors, as the case may be, will evaluate all options available, including the ratification, rescission or termination of such transaction, if appropriate.
Recent Related Party Transactions with Glencore
Approval of Transactions with Glencore
All transactions with Glencore, our largest stockholder, subject to our approval policy described above, were approved by the Audit Committee or by a special committee comprised solely of independent directors.
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
Hedging with Glencore
In the past, we have entered into primary aluminum forward financial purchase contracts with Glencore. We entered into these forward contracts to manage our primary aluminum price risk exposure. While we currently are not entered into any forward contracts with Glencore, we may enter into certain forward financial contracts with Glencore in future periods.
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
Transactions with BHH
We own a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have a long-term agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2014.  This agreement is renewable through December 31, 2017 at our option. We believe that the carbon anodes purchased from BHH were purchased at prices that approximate market.
Summary
A summary of the aforementioned related party transactions for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Net sales to Glencore	$511,051	$552,299	$564,431
Purchases from Glencore	173,693	145,589	187,691
Purchases from BHH	86,678	39,337	19,543
Cash premium to Glencore for put option contracts	—	—	2,106

Item 14. Principal Accountant Fees and Services.
For the years ended December 31, 2013 and 2012, the aggregate fees billed by Deloitte & Touche LLP are set forth below:

	2013	2012
Audit Fees(a)	$2,235,000	$1,806,000
Audit - Related Fees(b)	5,000	97,000
Tax Fees(c)	92,000	70,000
All Other Fees(d)	228,000	85,000
Total Fees	$2,560,000	$2,058,000

(a)
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

(b)	Audit-Related Fees. Audit-Related Fees include an audit of the Sebree employee benefit plan in 2013 and audits of our other employee benefit plans in 2012.
(c)	Tax Fees. Tax Fees include the preparation of federal and state tax returns, and consultation related to tax planning, tax advice, tax compliance and acquisitions.
(d)	All Other Fees. All Other Fees include due diligence, registration statements and consultation on accounting matters.
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
		8-K	001-34474	June 14, 2012
10.20	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.21	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf. and Landsbankinn hf	10-K	001-34474	March 14, 2014
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
		8-K	001-34474	June 10, 2013
10.31	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-34474	June 10, 2013
10.32	Committed Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	March 14, 2014
21.1	List of Subsidiaries	10-K	001-34474	March 14, 2014
23.1	Consent of Deloitte & Touche LLP	10-K	001-34474	March 14, 2014
24.1	Powers of Attorney	10-K	001-34474	March 14, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification	10-K	001-34474	March 14, 2014
31.2	Rule 13a-14(a)/15d-14(a) Certification				X
32.1	Section 1350 Certifications (a)	10-K	001-34474	March 14, 2014
101.INS	XBRL Instance Document (b)	10-K	001-34474	March 14, 2014
101.SCH	XBRL Taxonomy Extension Schema (b)	10-K	001-34474	March 14, 2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)	10-K	001-34474	March 14, 2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)	10-K	001-34474	March 14, 2014
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)	10-K	001-34474	March 14, 2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)	10-K	001-34474	March 14, 2014

*	Management contract or compensatory plan.
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

Century Aluminum Company
By:	/s/ Michael A. Bless
Name:	Michael A. Bless
Title:	President and Chief Executive Officer
Date:	April 30, 2014

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
2.1	Asset Sale Agreement, date April 28, 2013, by and between Century Echo LLC and Alcan Primary Products Corporation	8-K	001-34474	April 30, 2013
2.2	Amendment No. 1, dated June 1, 2013, to Asset Sale Agreement, dated April 28, 2013, by and between Century Echo LLC (now Century Aluminum Sebree LLC) and Alcan Primary Products Corporation	8-K	001-34474	June 6, 2013
2.3	Guaranty of Century Aluminum Company, dated April 28, 2013	8-K	001-34474	April 30, 2013
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company	10-Q	001-34474	November 9, 2012
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	001-34474	September 18, 2012
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
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
4.8
Indenture for Century Aluminum Company's 7.500% Senior Secured Notes due 2021, dated as of June 4, 2013, by and among Century Aluminum Company, as issuer and Wilmington Trust, National Association, as trustee and Noteholder Collateral Agent

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
		8-K	001-34474	June 14, 2012
10.20	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.21	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf. and Landsbankinn hf	10-K	001-34474	March 14, 2014

10.22
Loan and Security Agreement, dated as of May 24, 2013, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender

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
10.28
Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the U.S. Securities and Exchange Commission on April 7, 2010)
		8-K	001-34474	April 7, 2010
10.29	Support Agreement, dated April 5, 2011, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG	8-K	001-34474	April 6, 2011
10.30
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 7.5% Senior Secured Notes
		8-K	001-34474	June 10, 2013
10.31	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent	8-K	001-34474	June 10, 2013
10.32	Committed Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	March 14, 2014
21.1	List of Subsidiaries	10-K	001-34474	March 14, 2014
23.1	Consent of Deloitte & Touche LLP	10-K	001-34474	March 14, 2014
24.1	Powers of Attorney	10-K	001-34474	March 14, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification	10-K	001-34474	March 14, 2014
31.2	Rule 13a-14(a)/15d-14(a) Certification				X
32.1	Section 1350 Certifications (a)	10-K	001-34474	March 14, 2014
101.INS	XBRL Instance Document (b)	10-K	001-34474	March 14, 2014
101.SCH	XBRL Taxonomy Extension Schema (b)	10-K	001-34474	March 14, 2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)	10-K	001-34474	March 14, 2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)	10-K	001-34474	March 14, 2014
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)	10-K	001-34474	March 14, 2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)	10-K	001-34474	March 14, 2014

*	Management contract or compensatory plan.

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