Form 10-Q
period 2014-03-31
CENTURY ALUMINUM CO
filed 2014-05-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
☐ Yes ☒ No

The registrant had 88,787,795 shares of common stock outstanding at April 30, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$52,498	$84,088
Restricted cash	1,032	1,697
Accounts receivable — net	45,619	56,184
Due from affiliates	56,131	43,587
Inventories	252,099	239,615
Prepaid and other current assets	35,201	32,276
Deferred taxes	13,614	13,614
Total current assets	456,194	471,061
Property, plant and equipment — net	1,239,893	1,247,661
Other assets	90,768	91,474
TOTAL	$1,786,855	$1,810,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$99,975	$108,490
Due to affiliates	74,379	53,582
Accrued and other current liabilities	51,644	69,466
Accrued employee benefits costs	8,429	8,410
Industrial revenue bonds	7,815	7,815
Total current liabilities	242,242	247,763
Senior notes payable	246,615	246,528
Accrued pension benefits costs — less current portion	39,981	39,848
Accrued postretirement benefits costs — less current portion	131,196	129,284
Other liabilities	36,984	37,743
Deferred taxes	106,721	106,218
Total noncurrent liabilities	561,497	559,621
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 79,365 outstanding at March 31, 2014; 160,000 issued and 79,620 outstanding at December 31, 2013)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,557,964 issued and 88,771,443 outstanding at March 31, 2014; 93,496,798 issued and 88,710,277 outstanding at December 31, 2013)	936	935
Additional paid-in capital	2,508,882	2,508,574
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(91,733)	(91,832)
Accumulated deficit	(1,385,046)	(1,364,942)
Total shareholders’ equity	983,116	1,002,812
TOTAL	$1,786,855	$1,810,196
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2014	2013
NET SALES:
Third-party customers	$135,264	$188,514
Related parties	285,583	132,760
	420,847	321,274
Cost of goods sold	422,605	303,692
Gross profit (loss)	(1,758)	17,582
Other operating expense – net	2,414	1,096
Selling, general and administrative expenses	10,062	16,299
Operating income (loss)	(14,234)	187
Interest expense – third party	(5,477)	(6,076)
Interest income – third party	140	131
Net gain (loss) on forward and derivative contracts	(879)	15,507
Other income (expense) – net	(253)	70
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	(20,703)	9,819
Income tax benefit (expense)	1,094	(2,517)
Income (loss) before equity in earnings (losses) of joint ventures	(19,609)	7,302
Equity in earnings (losses) of joint ventures	(495)	951
Net income (loss)	$(20,104)	$8,253

Net income (loss) allocated to common shareholders	$(20,104)	$7,567
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.23)	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,717	88,555
Diluted	88,717	89,020

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended March 31,
	2014	2013
Comprehensive income (loss):
Net income (loss)	$(20,104)	$8,253
Other comprehensive income before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(47)	(47)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(952)	(1,028)
Amortization of net loss during the period	1,811	2,352
Other comprehensive income before income tax effect	812	1,277
Income tax effect	(713)	(382)
Other comprehensive income	99	895
Total comprehensive income (loss)	$(20,005)	$9,148

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,104)	$8,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gain on E.ON contingent obligation	(353)	(15,722)
Accrued and other plant curtailment costs — net	1,092	1,154
Lower of cost or market inventory adjustment	(1,107)	5,838
Depreciation	17,768	15,688
Sebree power contract amortization	(5,534)	—
Debt discount amortization	88	279
Pension and other postretirement benefits	2,613	1,443
Stock-based compensation	198	217
Equity in (earnings) losses of joint ventures, net of dividends	495	(951)
Change in operating assets and liabilities:
Accounts receivable — net	10,566	(1,998)
Due from affiliates	(12,545)	(5,691)
Inventories	(11,377)	(2,728)
Prepaid and other current assets	(2,958)	(6,072)
Accounts payable, trade	(3,825)	2,264
Due to affiliates	20,798	10,472
Accrued and other current liabilities	(6,620)	7,538
Other — net	64	2,417
Net cash provided by (used in) operating activities	(10,741)	22,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,700)	(9,364)
Nordural expansion — Helguvik	(93)	(1,745)
Purchase of carbon anode assets and improvements	(5,724)	(150)
Proceeds from sale of property, plant and equipment	—	353
Restricted and other cash deposits	665	—
Net cash used in investing activities	(14,852)	(10,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	18,870	—
Repayments under revolving credit facilities	(24,870)	—
Issuance of common stock	3	—
Net cash used in financing activities	(5,997)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(31,590)	11,495
Cash and cash equivalents, beginning of period	84,088	183,976
Cash and cash equivalents, end of period	$52,498	$195,471

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements
Three months ended March 31, 2014 and 2013
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Acquisition of Sebree aluminum smelter
On June 1, 2013, our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"), acquired the Sebree aluminum smelter ("Sebree") from a subsidiary of Rio Tinto Alcan, Inc. ("RTA"). Sebree, located in Robards, Kentucky, has an annualized hot metal production capacity of 205,000 tonnes of primary aluminum and employs approximately 500 people. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments), of which we have paid approximately $48,000 as of March 31, 2014. The remaining portion of the purchase price, if any, will be paid following final determination of the applicable working capital adjustments. We are working with RTA to resolve our disagreement relating to the working capital amount in accordance with the procedures set forth in the purchase agreement. We expect the matter to be resolved by the end of the second quarter of 2014. As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and funded the pension plan assumed by Century in accordance with the purchase agreement.
Purchase Price Allocation
Allocating the purchase price to the acquired assets and liabilities involves management judgment. We allocated the purchase price to the assets acquired, liabilities assumed, and the bargain gain in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations."
The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. We have finalized the purchase price allocation for the assets acquired and liabilities assumed, but the final purchase price and gain on bargain purchase are preliminary and subject to change based on any working capital adjustments that occur prior to June 1, 2014, which is the limit of the measurement period for this acquisition.
Based on the purchase price allocation, we recorded a gain on bargain purchase of $5,253 in 2013. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Acquisition Date Estimated Fair Value as of March 31, 2014
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
The following unaudited pro forma financial information for the three months ended March 31, 2013 reflects our results of continuing operations as if the acquisition of Sebree had been completed on January 1, 2013. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2013, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

Three months ended March 31,
2013
Pro forma revenues	$447,698
Pro forma loss from continuing operations	(1,187)
Loss per common share, basic	(0.01)
Loss per common share, diluted	(0.01)
Our net income for the three months ended March 31, 2014 includes a non-recurring credit for the amortization of the deferred power contract liability of $5,534. As part of the Sebree acquisition, we recorded a $36,625 liability for an unfavorable power contract we assumed. The fair value measurement of the power contract was based on the difference between the forecasted contract rate and estimated market power rates through the contract termination date in January 2014. We amortized the power contract liability over the remaining period of the contract through January 31, 2014, resulting in a credit to our depreciation and amortization expense within cost of goods sold on the consolidated statement of operations for the three months ended March 31, 2014.

3.	Fair value measurements
The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value and are categorized based on the fair value hierarchy described in ASC 820 "Fair Value Measurements and Disclosures."

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
E.ON ("E.ON") contingent obligation	3
Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at Century Aluminum of Kentucky, our wholly owned subsidiary ("CAKY")

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
The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis by the level of input within the ASC 820 fair value hierarchy.  As required by generally accepted accounting principles in the United States ("GAAP") for fair value measurements and disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels. There were no transfers between Level 1 and 2 during the periods presented. There were no transfers into or out of Level 3 during the periods presented. It is our policy to recognize transfers into and transfers out of Level 3 as of the actual date of the event or change in circumstances that caused the transfer.

Recurring Fair Value Measurements	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$40,939	$—	$—	$40,939
Trust assets	10,211	—	—	10,211
Surety bonds	2,002	—	—	2,002
TOTAL	$53,152	$—	$—	$53,152
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$49,658	$—	$—	$49,658
Trust assets	11,151	—	—	11,151
Surety bonds	2,002	—	—	2,002
Midwest premium contracts	—	—	140	140
TOTAL	$62,811	$—	$140	$62,951
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
Primary aluminum sales contract	—	—	140	140
TOTAL	$—	$—	$140	$140

(1)	See Note 9 Debt for additional information about the E.ON contingent obligation.

Change in Level 3 Fair Value Measurements during the three months ended March 31,
	Derivative liabilities - net
	2014	2013
Beginning balance, January 1	$—	$(16,539)
Total gain (loss) included in earnings	(940)	15,509
Settlements	940	—
Ending balance, March 31,	$—	$(1,030)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at March 31,	$140	$15,509
The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statements of operations under net gain (loss) on forward and derivative contracts. See Note 4 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

4.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	March 31, 2014	December 31, 2013
DERIVATIVE ASSETS:
Midwest premium contracts	Prepaid and other current assets	$—	$140
TOTAL		$—	$140

DERIVATIVE LIABILITIES:
Primary aluminum sales contract	Accrued and other current liabilities	$—	$140
E.ON contingent obligation – net (1)	Other liabilities	—	—
TOTAL		$—	$140

(1)	See Note 9 Debt for additional information about the E.ON contingent obligation.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Midwest premium contracts

We entered into a fixed-price forward contract that settled monthly from January 2014 to March 2014 based on the
Midwest Premium price published in the Platts Metals Week for the applicable period. Losses associated with the settlements of the U.S. Midwest premium contracts were recorded in net gain (loss) on forward and derivative contracts on the consolidated statement of operations.
Primary aluminum sales contract
We had a contract to sell to Glencore Xstrata plc (together with its subsidiaries, "Glencore") primary aluminum produced at Mt. Holly, Hawesville and Sebree through December 31, 2013 (the "Glencore Metal Agreement"). The Glencore Metal Agreement was a physical delivery contract for primary aluminum with variable, LME-based pricing.  Under the Glencore Metal Agreement, pricing was based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We accounted for the Glencore Metal Agreement as a derivative instrument under ASC 815 "Derivatives and Hedging."  Gains and losses on the derivative were based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements were recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums were recorded in net gain (loss) on forward and derivative contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended March 31,
	Location	2014	2013
E.ON contingent obligation – net	Net gain (loss) on forward and derivative contracts	$353	$15,722
Midwest premium contracts	Net gain (loss) on forward and derivative contracts	(1,080)	—
Primary aluminum sales contract	Related party sales	292	355
Primary aluminum sales contract	Net gain (loss) on forward and derivative contracts	(152)	(215)
E.ON contingent obligation – net	Interest expense – third party	(353)	(353)
We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	March 31, 2014	December 31, 2013
Primary aluminum sales contract premium (tonnes) (1)	84	1,782
Midwest premium contracts (tonnes)	—	6,000

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

5.	Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table shows the basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014			2013
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(20,104)			$8,253
Amount allocated to common shareholders (1)	100%			91.69%
Basic EPS:
Income (loss) allocable to common shareholders	(20,104)	88,717	$(0.23)	7,567	88,555	$0.09
Effect of Dilutive Securities:
Share-based compensation plans	—	—		—	465
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(20,104)	88,717	$(0.23)	$7,567	89,020	$0.09

(1)	We have not allocated net losses between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

Antidilutive securities excluded from the calculation of diluted EPS:	Three months ended March 31,
	2014	2013

Stock options (1)	603,032	347,934
Service-based share awards (1)	442,456	—

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
From August 11, 2011 through March 31, 2014, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We have made no repurchases since March 2012 and had approximately $10,076 remaining under the repurchase program authorization as of March 31, 2014.
Series A Convertible Preferred Stock

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

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(255)	—	25,542
Issuance for share-based compensation plans	—	—	35,624
Ending balance as of March 31, 2014	79,365	4,786,521	88,771,443

Beginning balance as of December 31, 2012	80,283	4,786,521	88,548,637
Conversion of convertible preferred stock	(199)	—	19,864
Issuance for share-based compensation plans	—	—	27,708
Ending balance as of March 31, 2013	80,084	4,786,521	88,596,209

7.	Income taxes
We recorded an income tax benefit for the three months ended March 31, 2014 of $1,094, which primarily consisted of foreign and state income taxes. Our domestic deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance; therefore, the domestic losses were not benefited.
We recorded income tax expense for the three months ended March 31, 2013 of $2,517, which primarily consisted of foreign and state income taxes.
Our income tax benefit or expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the first quarter of 2014, the application of our effective tax rate resulted in a benefit primarily due to not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

As of March 31, 2014, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at March 31, 2014, is not more likely than not to be achieved.

Our Icelandic tax returns are subject to examination beginning with the 2008 tax year. Our 2010 through 2012 tax years are currently under review by the Directorate of Internal Revenue of Iceland.

8.	Inventories

Inventories consist of the following:	March 31, 2014	December 31, 2013
Raw materials	$65,189	$69,776
Work-in-process	21,247	22,183
Finished goods	33,589	17,661
Operating and other supplies	132,074	129,995
Inventories	$252,099	$239,615
Inventories are stated at the lower of cost or market, using the first-in, first-out method.

9.	Debt

	March 31, 2014	December 31, 2013
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually (2)	2,603	2,603
Iceland revolving credit facility (2)(3)	—	6,000
Debt classified as non-current liabilities:
7.5% senior secured notes payable due June 1, 2021, net of debt discount of $3,385 and $3,472, respectively, interest payable semiannually	246,615	246,528
TOTAL	$257,033	$262,946

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2014 was 0.26%.

(2)	These items are recorded in Accrued and other current liabilities based on the repayment terms and expected maturity.

(3)	Borrowings under the Iceland revolving credit facility bear variable interest based on LIBOR plus the applicable margin per annum. The interest rate at December 31, 2013 was 3.92%.
U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas, and Morgan Stanley Senior Funding Inc., as lenders, entered into the Amended and Restated Loan and Security Agreement (the "U.S. revolving credit facility"), dated May 24, 2013, as amended, modifying the credit facility signed July 1, 2010. The U.S. revolving credit facility has a term through May 24, 2018 and provides for borrowings of up to $150,000 in the aggregate, including up to $80,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Status of our U.S. revolving credit facility:

March 31, 2014
Credit facility maximum amount	$150,000
Borrowing availability, net of outstanding letters of credit	79,455
Outstanding borrowings	—
Letter of credit sub-facility amount	80,000
Outstanding letters of credit issued	70,545
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

Iceland Revolving Credit Facility

General. Nordural Grundartangi ehf, as borrower, and Landsbankinn hf., as lender, entered into a three-year $50,000 Committed Revolving Credit Facility agreement (the "Iceland revolving credit facility"), dated November 27, 2013. Grundartangi may in the future use the Iceland revolving credit facility to repay existing indebtedness or to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility will mature on November 27, 2016.
Status of our Iceland revolving credit facility:

March 31, 2014
Credit Facility maximum amount	$50,000
Borrowing availability	50,000
Outstanding borrowings	—

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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

Maturity.  The 7.5% Notes due 2021 mature on June 1, 2021.
E.ON contingent obligation
The E.ON contingent obligation consists of the aggregate E.ON payments made to Big Rivers Electric Corporation ("Big Rivers") on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy, a member cooperative of Big Rivers (the "Big Rivers Agreement"). Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum. When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.
Based on the LME forward market prices for primary aluminum at March 31, 2014 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $353 and $15,722 in net gain (loss) on forward and derivative contracts for the three months ended March 31, 2014 and 2013, respectively. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss. The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	March 31, 2014	December 31, 2013
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(4,231)	(3,879)
E.ON contingent obligation – derivative asset	Other liabilities	17,133	16,781
		$—	$—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

10.	Commitments and contingencies
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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,113 and $999 at March 31, 2014 and December 31, 2013, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
Century Aluminum of West Virginia ("CAWV") continues to perform monitoring activities at our Ravenswood, West Virginia facility pursuant to an order issued by the United States Environmental Protection Agency (the "EPA") in 1994 (the "3008(h) Order").  CAWV also conducted a RCRA facility investigation ("RFI") under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which formally documents the conclusion of these activities, has been submitted to the EPA and a final order has been completed and was signed by the EPA in April 2013. Under the order, CAWV's responsibilities going forward include monitoring specific wells as well as restricting access to certain parts of the site.
Prior to our purchase of Hawesville, the EPA issued a final Record of Decision ("ROD") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). By agreement, Southwire Company ("Southwire"), the former owner and operator, is to perform all obligations under the ROD.  CAKY has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse CAKY for any expense that exceeds $400 annually. The groundwater treatment system ceased operations in May 2010 and was decommissioned and removed from site in 2012. Quarterly monitoring of specific wells is ongoing.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the "Order") pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through March 31, 2014, we have expended approximately $1,033 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources ("DPNR"), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The trial is currently scheduled to commence on June 24, 2014.
In December 2006, Vialco and the succeeding owners of the St. Croix Alumina Refinery were named as defendants in a separate lawsuit filed by the Commissioner of the DPNR. The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and alleges violations of territorial water pollution control laws during the various defendants’ periods of ownership. The complaint seeks statutory and other unspecified monetary penalties for the alleged violations. On March 19, 2012, the plaintiff filed a motion to dismiss the settling defendants in the DPNR case described above from this action.  On May 9, 2012, the court granted plaintiff's motion to dismiss leaving Vialco as the only remaining defendant in this action.  No additional developments have occurred on this case since March 2012.
In May 2009, St. Croix Renaissance Group, L.L.L.P. ("SCRG") filed a third-party complaint for contribution and other relief against several third-party defendants, including Century and Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In February 2011, the court granted a motion by Century, dismissing Century from the case. In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case. The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011. On June 5, 2013, the Third Circuit Court of Appeals reversed the lower court's ruling, holding that plaintiff's expenditures of funds may be found as recoverable response costs incurred by the government entitling plaintiffs to recover future response costs. Vialco remains the only Century entity in the litigation. No further developments have occurred.
In December 2010, Century was among several defendants listed in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims, but the court has not yet ruled on the motions. At this time, it is not practicable to predict the ultimate outcome of or to estimate a range of possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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
In April 2013, our subsidiary Nordural Grundartangi ehf received a ruling in an arbitration case involving two of its power suppliers, HS Orka hf ("HS") and Orkuveita Reykjavikur ("OR"). Under the arbitration award, Nordural Grundartangi ehf is restricted from reducing power under its existing power contracts with HS and OR in order to take power under a separate power contract with OR originally intended to be used at Helguvik. Nordural Grundartangi ehf remains entitled to take power under the OR Helguvik contract to the extent that its power needs exceed the amount of power provided under its existing power contracts. As part of the award, the tribunal awarded HS damages and Nordural Grundartangi ehf paid $1,470 to HS in full satisfaction of such award. The tribunal ordered each party to pay its own legal fees and costs. While no damages were awarded to OR as part of the arbitration, OR has subsequently alleged damages against Nordural Grundartangi ehf.  We intend to defend ourselves against these claims and expect that any possible losses incurred in the ultimate resolution of this dispute in excess of the amount accrued will not be material.
Ravenswood Retiree Medical Benefits changes
In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USWA"), the USWA’s local and certain CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia. In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing any modifications to the retiree medical benefits while these lawsuits are pending, which was dismissed by the trial court, and affirmed upon appeal. The case in chief is currently proceeding in the trial court.
PBGC Settlement
In June 2011, the Pension Benefit Guaranty Corporation (the "PBGC") informed us that it believed a "cessation of operations" under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a "cessation of operations" occurred, we entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement. During 2013, we made contributions pursuant to this agreement of approximately $6,700. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In the first quarter of 2014, we elected to defer contributions under the PBGC agreement and have provided the PBGC with the appropriate security.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Power Commitments
Hawesville
In August 2012, CAKY issued a 12-month notice to terminate its long-term power supply arrangement with Kenergy. Pursuant to the termination notice, the Hawesville Power Agreement terminated on August 20, 2013.
The Kentucky Public Service Commission ("KPSC") approved a new power supply agreement with Kenergy and Big Rivers which provides market-based power to the Hawesville smelter, effective August 20, 2013. Under the arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs incurred by them. In connection with the new power arrangement, CAKY has received approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability.
Sebree
 In January 2013, Sebree (then still owned by RTA) issued a 12-month notice to terminate its long-term power supply agreement (the "Sebree Power Agreement") with Kenergy. Pursuant to the termination notice, the Sebree Power Agreement terminated on January 31, 2014. The KPSC approved a new power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Sebree smelter, effective February 1, 2014. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by them.
Mt. Holly
Mt. Holly has a power purchase agreement (the "Santee Cooper Agreement") with the South Carolina Public Service Authority ("Santee Cooper") with a term through December 2015.  The Santee Cooper Agreement provides power for Mt. Holly’s full production capacity requirements at prices based on published rate schedules (which are subject to change), with adjustments for fuel prices and other items.  The Santee Cooper Agreement restricts Mt. Holly’s ability to reduce its power consumption (or the associated payment obligations) below contracted levels and to terminate the agreement, unless, in each case, the LME falls below certain negotiated levels.
In 2012, Mt. Holly and Santee Cooper amended the terms of the Santee Cooper Agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the "off-system facility").  The energy charge for supplemental power from the off-system facility is based, among other factors, on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015. We are currently in discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015. The deadline to give notice to reduce the contract demand to zero effective December 31, 2015 is June 30, 2014.
Ravenswood
CAWV has a power purchase agreement (the "APCo Agreement") with the Appalachian Power Company ("APCo").  CAWV currently purchases a limited amount of power under the APCo Agreement as necessary to maintain its Ravenswood smelter, which is presently curtailed.  Power is supplied under the APCo Agreement at prices set forth in published tariffs (which are subject to change), with certain adjustments.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Grundartangi
Nordural Grundartangi ehf has power purchase agreements with HS, Landsvirkjun and OR to provide power to its Grundartangi smelter.  These power purchase agreements, which will expire on various dates from 2019 through 2036, provide power at LME-based variable rates.  Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or Helguvik and is currently being utilized at Grundartangi.
In June 2012, Nordural Grundartangi ehf entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of March 31, 2014, these power prepayments totaled approximately $2,000. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
Helguvik
Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.  Nordural Helguvik ehf is in discussions with both HS and OR with respect to such conditions and other matters pertaining to these agreements.
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

In July 2013, Century Vlissingen entered into a collective labor agreement with Vlissingen employees represented by the Federation for the Metal and Electrical Industry ("FME") which comprise approximately 77% of Vlissingen's work force. The labor agreement expires on May 1, 2015.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
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

(2)	Southwire may, at its option, increase the volume purchased under the agreement by up to four percent by adjusting their monthly metal commitment.
Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Toll Agreement	Glencore	90,000 tonnes per year ("tpy")	Through July 2016	Variable, based on LME and European Duty Paid premium
Glencore Toll Agreement	Glencore	49,000 tpy	Through December 31, 2014	Variable, based on LME and European Duty Paid premium
Apart from the Glencore Grundartangi Metal Agreement, the Southwire Metal Agreement and the Glencore Sweep
Agreement (which expired at the end of 2013), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	March 31, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	101,649	118,373
Other forward delivery contracts – Glencore	23,692	20,008
Other forward delivery contracts – fixed price	52	—
We had no outstanding primary aluminum forward financial sales contracts at March 31, 2014. We had no fixed price forward financial contracts to purchase aluminum at March 31, 2014.

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, which are accounted for as derivative instruments. See Note 4 Derivative and hedging instruments for additional information about these instruments.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

12.	Supplemental cash flow information

	Three months ended March 31,
	2014	2013
Cash paid for:
Interest	$131	$108
Income/withholding taxes (1)	1,846	10,625
Non-cash investing activities:
Accrued capital costs	$4,619	$456

(1)
We paid withholding taxes in Iceland of $8,259 during the three months ended March 31, 2013. Our tax payments in Iceland for withholding taxes, income taxes and any associated refunds are denominated in Icelandic kronur ("ISK").

13.	Asset retirement obligations ("ARO")
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.
The reconciliation of the changes in the asset retirement obligations is presented below:

	Three months ended March 31, 2014	Year ended December 31, 2013
Beginning balance, ARO liability	$27,113	$16,124
Additional ARO liability incurred	794	1,730
ARO liabilities settled	(791)	(2,580)
Accretion expense	282	1,733
Additional ARO liability from Sebree acquisition	—	10,106
Ending balance, ARO liability	$27,398	$27,113
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
14.Components of accumulated other comprehensive loss

	March 31, 2014	December 31, 2013
Defined benefit plan liabilities	$(91,318)	$(92,177)
Equity in investee other comprehensive income (1)	(12,650)	(12,650)
Unrealized loss on financial instruments	(1,111)	(1,064)
Other comprehensive loss before income tax effect	(105,079)	(105,891)
Income tax effect (2)	13,346	14,059
Accumulated other comprehensive loss	$(91,733)	$(91,832)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	March 31, 2014	December 31, 2013
Defined benefit plan liabilities	$13,552	$14,256
Equity in investee other comprehensive income	401	418
Unrealized loss on financial instruments	(607)	(615)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, December 31, 2012	$(137,441)	$(12,224)	$(1,527)	$(151,192)
Other comprehensive income (loss) before reclassifications	—	(17)	—	(17)
Net amount reclassified to net loss	950	—	(38)	912
Balance, March 31, 2013	$(136,491)	$(12,241)	$(1,565)	$(150,297)

Balance, December 31, 2013	$(77,921)	$(12,232)	$(1,679)	$(91,832)
Other comprehensive income (loss) before reclassifications	—	(17)	—	(17)
Net amount reclassified to net loss	155	—	(39)	116
Balance, March 31, 2014	$(77,766)	$(12,249)	$(1,718)	$(91,733)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		For the three months ended March 31,
AOCI Components	Location	2014	2013
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$590	$1,084
	Selling, general and administrative expenses	268	240
	Income tax expense	(703)	(374)
	Net of tax	$155	$950

Equity in investee other comprehensive income	Cost of goods sold	$—	$—
	Income tax expense	(17)	(17)
	Net of tax	$(17)	$(17)

Unrealized loss on financial instruments	Cost of goods sold	$(47)	$(46)
	Income tax expense	8	8
	Net of tax	$(39)	$(38)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

15.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended March 31,
	2014	2013
Service cost	$1,587	$680
Interest cost	2,640	1,635
Expected return on plan assets	(3,397)	(1,720)
Amortization of prior service costs	9	32
Amortization of net loss	787	849
Net periodic benefit cost	$1,626	$1,476

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2014	2013
Service cost	$677	$493
Interest cost	1,511	1,323
Amortization of prior service cost	(961)	(1,060)
Amortization of net loss	1,024	1,503
Net periodic benefit cost	$2,251	$2,259

Employer contributions
During the three months ended March 31, 2014, we made contributions of approximately $549 to the qualified defined benefit plans we sponsor.

16.	Condensed consolidating financial information
Our 7.5% Notes due 2014 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. The Guarantor Subsidiaries are 100% owned by Century Aluminum Company (the "Company"). All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the "Non-Guarantor Subsidiaries"). We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
The following summarized condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013 and the condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$48,605	$3,893	$—	$52,498
Restricted cash	787	245	—	—	1,032
Accounts receivable — net	45,193	426	—	—	45,619
Due from affiliates	282,130	33,567	2,340,716	(2,600,282)	56,131
Inventories	168,081	85,390	—	(1,372)	252,099
Prepaid and other current assets	6,210	17,702	5,627	5,662	35,201
Deferred taxes	—	13,614	—	—	13,614
Total current assets	502,401	199,549	2,350,236	(2,595,992)	456,194
Investment in subsidiaries	55,558	—	(1,106,964)	1,051,406	—
Property, plant and equipment — net	344,755	894,052	1,523	(437)	1,239,893
Due from affiliates — less current portion	—	32,730	—	(32,730)	—
Other assets	21,372	35,375	32,052	1,969	90,768
Total	$924,086	$1,161,706	$1,276,847	$(1,575,784)	$1,786,855
Liabilities and shareholders’ equity:
Accounts payable, trade	$52,467	$39,795	$2,242	$5,471	$99,975
Due to affiliates	2,025,679	115,888	—	(2,067,188)	74,379
Accrued and other current liabilities	18,486	25,833	8,548	(1,223)	51,644
Accrued employee benefits costs	6,589	—	1,840	—	8,429
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,111,036	181,516	12,630	(2,062,940)	242,242
Senior notes payable	—	—	246,615	—	246,615
Accrued pension benefit costs — less current portion	12,603	—	27,378	—	39,981
Accrued postretirement benefit costs — less current portion	126,123	—	5,073	—	131,196
Other liabilities/intercompany loan	58,196	544,554	2,035	(567,801)	36,984
Deferred taxes	—	106,721	—	—	106,721
Total noncurrent liabilities	196,922	651,275	281,101	(567,801)	561,497
Shareholders’ equity:
Series A Preferred stock	—	—	1	—	1
Common stock	60	12	936	(72)	936
Additional paid-in capital	268,468	175,943	2,508,882	(444,411)	2,508,882
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(92,217)	(1,716)	(91,733)	93,933	(91,733)
Retained earnings (accumulated deficit)	(1,560,183)	154,676	(1,385,046)	1,405,507	(1,385,046)
Total shareholders’ equity	(1,383,872)	328,915	983,116	1,054,957	983,116
Total	$924,086	$1,161,706	$1,276,847	$(1,575,784)	$1,786,855

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$37,977	$46,111	$—	$84,088
Restricted cash	787	910	—	—	1,697
Accounts receivable — net	45,205	10,979	—	—	56,184
Due from affiliates	303,031	36,995	2,304,874	(2,601,313)	43,587
Inventories	166,137	73,478	—	—	239,615
Prepaid and other current assets	6,350	20,531	5,395	—	32,276
Deferred taxes	—	14,540	—	(926)	13,614
Total current assets	521,510	195,410	2,356,380	(2,602,239)	471,061
Investment in subsidiaries	55,929	—	(1,087,216)	1,031,287	—
Property, plant and equipment — net	351,096	895,381	1,621	(437)	1,247,661
Due from affiliates — less current portion	—	32,066	—	(32,066)	—
Other assets	21,163	33,132	32,431	4,748	91,474
Total	$949,698	$1,155,989	$1,303,216	$(1,598,707)	$1,810,196
Liabilities and shareholders’ equity:
Accounts payable, trade	$65,384	$42,351	$755	$—	$108,490
Due to affiliates	2,015,550	97,351	—	(2,059,319)	53,582
Accrued and other current liabilities	25,419	26,005	16,486	1,556	69,466
Accrued employee benefits costs	12,880	—	2,737	(7,207)	8,410
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,127,048	165,707	19,978	(2,064,970)	247,763
Senior notes payable	—	—	246,528	—	246,528
Accrued pension benefit costs — less current portion	6,183	—	26,458	7,207	39,848
Accrued postretirement benefit costs — less current portion	124,466	—	4,818	—	129,284
Other liabilities/intercompany loan	58,367	548,985	2,622	(572,231)	37,743
Deferred taxes	—	106,218	—	—	106,218
Total noncurrent liabilities	189,016	655,203	280,426	(565,024)	559,621
Shareholders’ equity:
Series A Preferred stock	—	—	1	—	1
Common stock	60	12	935	(72)	935
Additional paid-in capital	268,467	179,493	2,508,574	(447,960)	2,508,574
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(92,803)	(1,678)	(91,832)	94,481	(91,832)
Retained earnings (accumulated deficit)	(1,542,090)	157,252	(1,364,942)	1,384,838	(1,364,942)
Total shareholders’ equity	(1,366,366)	335,079	1,002,812	1,031,287	1,002,812
Total	$949,698	$1,155,989	$1,303,216	$(1,598,707)	$1,810,196

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2014
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$135,252	$12	$—	$—	$135,264
Related parties	164,040	121,543	—	—	285,583
	299,292	121,555	—	—	420,847
Cost of goods sold	312,624	109,981	—	—	422,605
Gross profit (loss)	(13,332)	11,574	—	—	(1,758)
Other operating expense – net	2,414	—	—	—	2,414
Selling, general and administrative expenses	9,371	691	—	—	10,062
Operating income (loss)	(25,117)	10,883	—	—	(14,234)
Interest expense – third party	(5,419)	(58)	—	—	(5,477)
Interest expense – affiliates	12,461	(12,461)	—	—	—
Interest income – third party	3	137	—	—	140
Net loss on forward and derivative contracts	(879)	—	—	—	(879)
Other expense – net	(220)	(33)	—	—	(253)
Loss before income taxes and equity in earnings (losses) of subsidiaries and joint ventures	(19,171)	(1,532)	—	—	(20,703)
Income tax benefit (expense)	1,447	(544)	—	191	1,094
Income (loss) before equity in earnings (losses) of subsidiaries and joint ventures	(17,724)	(2,076)	—	191	(19,609)
Equity in earnings (losses) of subsidiaries and joint ventures	(366)	(495)	(20,104)	20,470	(495)
Net income (loss)	$(18,090)	$(2,571)	$(20,104)	$20,661	$(20,104)
Other comprehensive income (loss) before income tax effect	$590	$(47)	$812	$(543)	$812
Income tax effect	(705)	8	(713)	697	(713)
Other comprehensive income (loss)	(115)	(39)	99	154	99
Comprehensive income (loss)	$(18,205)	$(2,610)	$(20,005)	$20,815	$(20,005)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$137,098	$51,416	$—	$—	$188,514
Related parties	66,629	66,131	—	—	132,760
	203,727	117,547	—	—	321,274
Cost of goods sold	211,185	92,507	—	—	303,692
Gross profit (loss)	(7,458)	25,040	—	—	17,582
Other operating expense – net	1,096	—	—	—	1,096
Selling, general and administrative expenses	12,889	3,410	—	—	16,299
Operating income (loss)	(21,443)	21,630	—	—	187
Interest expense – third party	(6,076)	—	—	—	(6,076)
Interest expense – affiliates	14,496	(14,496)	—	—	—
Interest income – third party	14	117	—	—	131
Net gain on forward and derivative contracts	15,507	—	—	—	15,507
Other income (expense) – net	119	(49)	—	—	70
Income before income taxes and equity in earnings (losses) of subsidiaries and joint ventures	2,617	7,202	—	—	9,819
Income tax benefit (expense)	(7,102)	4,585	—	—	(2,517)
Income (loss) before equity in earnings (losses) of subsidiaries and joint ventures	(4,485)	11,787	—	—	7,302
Equity in earnings (losses) of subsidiaries and joint ventures	(2,222)	951	8,253	(6,031)	951
Net income (loss)	$(6,707)	$12,738	$8,253	$(6,031)	$8,253
Other comprehensive income (loss) before income tax effect	$1,084	$(47)	$1,277	$(1,037)	$1,277
Income tax effect	(391)	9	(382)	382	(382)
Other comprehensive income (loss)	693	(38)	895	(655)	895
Comprehensive income (loss)	$(6,014)	$12,700	$9,148	$(6,686)	$9,148

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(42,154)	$31,413	$—	$(10,741)
Investing activities:
Purchase of property, plant and equipment	(2,525)	(7,149)	(26)	(9,700)
Nordural expansion — Helguvik	—	(93)	—	(93)
Purchase of carbon anode assets and improvements	—	(5,724)	—	(5,724)
Restricted and other cash deposits	—	665	—	665
Net cash used in investing activities	(2,525)	(12,301)	(26)	(14,852)
Financing activities:
Borrowings under revolving credit facilities	—	—	18,870	18,870
Repayments under revolving credit facilities	—	(6,000)	(18,870)	(24,870)
Intercompany transactions	44,679	(2,484)	(42,195)	—
Issuance of common stock	—	—	3	3
Net cash provided by (used in) financing activities	44,679	(8,484)	(42,192)	(5,997)
Change in cash and cash equivalents	—	10,628	(42,218)	(31,590)
Cash and cash equivalents, beginning of the period	—	37,977	46,111	84,088
Cash and cash equivalents, end of the period	$—	$48,605	$3,893	$52,498

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$27,968	$(5,567)	$—	$22,401
Investing activities:
Purchase of property, plant and equipment	(1,723)	(7,494)	(147)	(9,364)
Nordural expansion — Helguvik	—	(1,745)	—	(1,745)
Purchase of carbon anode assets and improvements	—	(150)	—	(150)
Proceeds from sale of property, plant and equipment	—	353	—	353
Net cash used in investing activities	(1,723)	(9,036)	(147)	(10,906)
Financing activities:
Intercompany transactions	(26,245)	26,247	(2)	—
Net cash provided by (used in) financing activities	(26,245)	26,247	(2)	—
Change in cash and cash equivalents	—	11,644	(149)	11,495
Cash and cash equivalents, beginning of the period	—	110,016	73,960	183,976
Cash and cash equivalents, end of the period	$—	$121,660	$73,811	$195,471

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

17.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued and concluded that no subsequent events have occurred which require disclosure.

FORWARD-LOOKING STATEMENTS
This quarterly report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Forward-looking statements are statements about future events and are based on our current expectations. These forward-looking statements may be identified by the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” “scheduled,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.”

Forward-looking statements in this quarterly report and in our other SEC reports, for example, may include statements regarding:

•
Our future financial and operating performance and the future financial and operating performance of our subsidiaries, including future revenues, costs (including power, alumina, carbon, cash and selling, general and administrative), tax position and production, inventory and shipping levels;

•	Our business objectives, strategies and initiatives, the growth of our business (including with respect to production and production capacity) and our competitive position and prospects;

•	Our anticipated capital programs and liquidity, including anticipated capital expenditures and debt service requirements;

•	The availability of, and terms and costs related to, future financing;

•	Our ability to repay debt in the future, including the E.ON contingent obligation;

•
Our assessment of significant economic, financial, political and other factors and developments outside of our control that may affect our results, including currency risks and other risks relating to our operations;

•	Aluminum prices, regional delivery premiums and product premiums and their effect on our financial position and results of operations;

•	Our ability to procure electricity, alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•
Our ability to successfully address regulatory and transmission issues related to our wholesale power arrangements at Hawesville and Sebree, to successfully manage wholesale market power price risk and control or reduce power costs at each of our U.S. plants, and to successfully obtain a long-term competitive power arrangement for Mt. Holly;

•	Our ability to successfully produce value-added products at our smelters;

•	Our plans with respect to restarting operations at our Ravenswood, West Virginia smelter, and potential curtailment of other domestic assets and ability to realize benefits from any such curtailment;

•
Our ability to realize the potential benefits to be provided to Grundartangi and our planned Helguvik smelter from the purchase by Century Vlissingen of carbon anode production assets in the Netherlands;

•
Our future construction investment and development projects, including at the Helguvik project, the Century Vlissingen project and our expansion project at Grundartangi, including our discussions regarding securing sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, timing, production capacity and sources of funding;

•
Estimates of our pension and other postretirement liabilities and future payments, property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto; and

•	The effect of future laws and regulations.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward looking statements. More information about these risks and uncertainties can be found in the risk factors and forward-looking statements cautionary language contained in our Annual Report on Form 10-K, quarterly reports on Form 10-Q and in other filings made with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on our forward-looking statements. We do not undertake, and specifically disclaim, any obligation to revise any forward-looking statements, whether as a result of new information, actual events, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended March 31,
	2014	2013
	(In thousands, except per share data)
NET SALES:
Third-party customers	$135,264	$188,514
Related parties	285,583	132,760
Total	$420,847	$321,274
Gross profit (loss)	$(1,758)	$17,582
Net income (loss)	$(20,104)	$8,253
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.23)	$0.09

	Three months ended March 31,
	2014	2013
Shipments – primary aluminum (tonnes):
Direct	173,296	93,472
Toll	33,489	65,304
Total	206,785	158,776

Net sales (in millions)	2014	2013	$ Difference	% Difference
Three months ended March 31,	$420.8	$321.3	$99.5	31.0%
Higher shipment volumes, due to the acquisition of the Sebree smelter on June 1, 2013 and the replacement of a tolling contract that expired December 31, 2013 with a direct sales contract at Grundartangi, had a $137.3 million positive impact on net sales. Direct shipments from our four operating smelters increased 79,824 tonnes in the three months ended March 31, 2014 compared to the same period in 2013. Toll shipments decreased 31,815 tonnes relative to the same period last year. Lower price realizations for our primary aluminum shipments in the three months ended March 31, 2014 were due to lower LME prices for primary aluminum, which were partially offset by increased regional and product premiums. The lower price realizations resulted in a $37.8 million decrease in sales.

Gross profit (loss) (in millions)	2014	2013	$ Difference	% Difference
Three months ended March 31,	$(1.8)	$17.6	$(19.4)	(110.2)%
During the three months ended March 31, 2014, lower price realizations, net of LME-based power cost and alumina, decreased gross profit by $29.9 million, while increased volume due to the acquisition of the Sebree smelter and the mix shift between toll and direct sales at Grundartangi increased gross profit by $5.7 million. In addition, we experienced $7.6 million in net cost increases at our owned smelters (excluding Sebree) relative to the same period in 2013, comprised of: higher costs for power and natural gas at our U.S. smelters of $7.5 million; lower costs for materials, supplies and maintenance of $3.4 million; other cost decreases of $1.6 million; increased depreciation of $2.0 million and an increase in our accrual for legal matters of $3.1 million.
As part of the accounting for the purchase of the Sebree smelter, we recorded a $36.6 million estimated liability for the power contract we assumed based on the difference between the forecasted contract rates and market power rates through the contract termination date in January 2014. This liability was fully amortized over the period from June 1, 2013 through January 31, 2014, resulting in a credit to our depreciation and amortization expense. During the three months ended March 31, 2014, the credit for the amortization of the power contract was $5.5 million.
As of March 31, 2014, the market value of our inventory was below its cost basis, resulting in the recording of a lower of cost or market (“LCM”) inventory reserve of $0.1 million which was $1.1 million less than the reserve recorded at December 31, 2013. This resulted in a credit to cost of goods sold for the three months ended March 31, 2014 of $1.1 million. As of March 31, 2013, the market value of our inventory was below its cost basis, resulting in the recording of an LCM inventory reserve of $5.8 million and a charge to cost of goods sold for the three months ended March 31, 2013 of $5.8 million. This resulted in a quarter to quarter increase in gross profit of $6.9 million.

Other operating expense – net (in millions)	2014	2013	$ Difference	% Difference
Three months ended March 31,	$2.4	$1.1	$1.3	118.2%
Other operating expense – net is primarily related to items associated with Ravenswood. Period to period charges at the facility have been relatively stable, except in the first quarter of 2013 we reduced an accrual for a legal liability that was ultimately settled for an amount lower than the original accrual.

Selling, general and administrative expenses (in millions)	2014	2013	$ Difference	% Difference
Three months ended March 31,	$10.1	$16.3	$(6.2)	(38.0)%
During the three months ended March 31, 2014, we experienced decreased selling, general and administrative expenses due to a reduction in external legal and outside professional service support and the absence of the relocation and severance expenses we incurred in the first quarter of 2013 to move our headquarters to Chicago. In addition, we incurred $2.8 million of general and administrative expenses in the first quarter of 2013 related to the integration of the Century Vlissingen anode facility into our business. Century Vlissingen is now producing anodes and its costs are included in cost of goods sold.

Net gain (loss) on forward and derivative contracts (in millions)	2014	2013	$ Difference	% Difference
Three months ended March 31,	$(0.9)	$15.5	$(16.4)	(105.8)%
The net loss on forward and derivative contracts for the three months ended March 31, 2014 was primarily the result of settlements of contracts put in place to provide partial downside price protection for our domestic facilities. As of March 31, 2014, all of these contracts were settled. The net gain on forward and derivative contracts for the three months ended March 31, 2013 was primarily the result of an increase in the fair value of a derivative embedded in the E.ON contingent liability. This change in fair value resulted in unrealized gains of $15.7 million for the three months ended March 31, 2013.

Income tax benefit (expense) (in millions)	2014	2013	$ Difference	% Difference
Three months ended March 31,	$1.1	$(2.5)	$3.6	(144.0)%
Our income tax benefit (expense) is based on a forecasted annual effective tax rate applied to current period results, as well as the tax effects of certain discrete items. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance against all of Century's U.S. and certain foreign deferred tax assets, can cause significant variations in the typical relationship between income tax benefit (expense) and pretax income. For the first quarter of 2014, our effective income tax rate was a benefit of 5.3%. For the first quarter of 2013, our effective income tax rate was an expense of 25.6%.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facilities. We have also raised capital in the past through the public equity and debt markets and we regularly explore various other financing alternatives. Our principal uses of cash are the funding of operating costs (including post-retirement benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.
Our consolidated cash and cash equivalents balance at March 31, 2014 was approximately $52 million compared to approximately $84 million at December 31, 2013. Century's U.S. revolving credit facility matures in May 2018 and our Iceland revolving credit facility matures in November 2016. As of March 31, 2014, our credit facilities had no outstanding borrowings and approximately $129 million of aggregate net availability. As of March 31, 2014, we had approximately $71 million of letters of credit outstanding under our U.S. revolving credit facility. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the quarter ended March 31, 2014 on a gross basis were approximately $18.9 million and $24.9 million, respectively. During the same period, total outstanding indebtedness under our credit facilities at any given time did not exceed $16.7 million. The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable and inventory. Future curtailments of production capacity would reduce accounts receivable and inventory, which comprise the borrowing base of our revolving credit facilities, and could result in a corresponding reduction in availability under the revolving credit facilities. The acquisition of the Sebree smelter increased domestic accounts receivable and inventory and resulted in a corresponding increase in availability under the U.S. revolving credit facility.

We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021. Our remaining 7.5% senior unsecured notes due August 2014 will reach maturity this year, and we expect to make a $2.6 million repayment to retire these notes in the third quarter of 2014.
As of March 31, 2014, the principal and accrued interest for the E.ON contingent obligation was $17.1 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2014 and management’s estimate of the LME forward market beyond the quoted market period, we currently believe that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments. See Note 4 Derivative and hedging instruments and Note 9 Debt to the consolidated financial statements included herein for additional information.
In August 2011, our Board of Directors approved a $60 million common stock repurchase program. Through March 31, 2014, we had expended approximately $50 million under the program, but no repurchases have been made since March 2012. At March 31, 2014, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued by our Board, in its sole discretion, at any time.
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. The remaining contributions under this agreement are approximately $10.7 million, of which approximately $3.7 million was scheduled to be made in 2014. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In the first quarter of 2014, we elected to defer contributions under the PBGC agreement and have provided the PBGC with the appropriate security.
In addition to the contributions required pursuant to the PBGC settlement, based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits ("SERB") plan of approximately $4.6 million and $1.8 million, respectively, during 2014. We may choose to make additional contributions to these plans from time to time at our discretion.
In May 2014, we expect to receive approximately $5.5 million from receivables related to adjustments under certain of our power contracts.
In May 2014, we expect to pay withholding taxes of approximately $2.8 million, which we anticipate will be refunded in November 2015. In November 2014, we expect to receive a refund for withholding taxes paid in 2013 of $9.8 million. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
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
In June 2012, Nordural Grundartangi ehf entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of March 31, 2014, these power prepayments totaled approximately $2.0 million. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, our cash flow from operations and available borrowings under our revolving credit facilities. For major investment projects, such as the Helguvik project, we would likely seek financing from various capital and loan markets, and may potentially pursue the formation of strategic alliances. We may be unable to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Capital expenditures for the three months ended March 31, 2014 were $15.5 million, of which $6.1 million was related to the Grundartangi expansion project and $5.7 million was related to the Century Vlissingen restart. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2014, excluding any expansion of the current production capacity at Century Vlissingen, will be approximately $50 million.
On June 1, 2013, we acquired the Sebree aluminum smelter from a subsidiary of RTA. The purchase price for the acquisition was $61 million (subject to customary working capital adjustments), of which we have paid approximately $48 million as of March 31, 2014. The remaining portion of the purchase price, if any, will be paid following final determination of the applicable working capital adjustments. We are working with RTA to resolve our disagreement relating to the working capital amount in accordance with the procedures set forth in the purchase agreement. We expect the matter to be resolved by the end of the second quarter of 2014. The transaction was funded with available cash on hand. See Note 2 Acquisition of Sebree aluminum smelter in the consolidated financial statements contained herein for additional information.
In order to restart the first 75,000 tonnes of annual anode capacity at Century Vlissingen, we have made approximately $23.9 million in aggregate capital expenditures through March 31, 2014. The first 75,000 tonnes of capacity was restarted in late 2013 and will provide an anode supply to Grundartangi to replace third-party anode supply contracts that terminated in 2013. We may increase production capacity to 150,000 tonnes when we conclude it is feasible and advantageous to do so.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12.8 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be less than $0.5 million per year until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
Adjusted Operating Income (Loss)
We use certain non-GAAP measures when reviewing our operating results, including adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss) adjusted for certain non-cash items from the statement of cash flows and certain non-recurring items.
Our calculations of adjusted operating income (loss) may not be comparable to similarly titled measures reported by other companies due to differences in the components used in their calculations. We believe the presentation of adjusted operating income (loss) is a useful measure to help investors evaluate our capacity to fund our ongoing cash operating requirements, including capital expenditures and debt service obligations. Adjusted operating income (loss) should not be considered as a substitute for operating income (loss) as determined in accordance with GAAP. The following tables include reconciliations of adjusted operating income (loss) to their most comparable GAAP financial measures.
Adjusted Operating Income (Loss)

	Three months ended March 31,
	2014	2013
	(in thousands)
Operating income (loss)	$(14,234)	$187
Depreciation	17,768	15,688
Sebree power contract amortization	(5,534)	—
LCM adjustment	(1,107)	5,838
Litigation reserve adjustment	3,100	$(2,225)
Corporate relocation	—	$2,213
Adjusted operating income (loss)	$(7)	$21,701
Historical
Our statements of cash flows for the three months ended March 31, 2014 and 2013 are summarized below:

	Three months ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(10,741)	$22,401
Net cash used in investing activities	(14,852)	(10,906)
Net cash used in financing activities	(5,997)	—
Change in cash and cash equivalents	$(31,590)	$11,495
Net cash used in operating activities in the three months ended March 31, 2014 was $10.7 million, compared to net cash provided by operating activities of $22.4 million in the three months ended March 31, 2013. The decrease in cash from operations in 2014 was due to lower adjusted operating income (loss) of approximately $22 million compared to the corresponding period in 2013, primarily due to higher power costs and lower LME pricing, a separation payment to our former CEO of approximately $10 million in 2014, and an increase in the cash used for working capital of approximately $12 million in the three months ended March 31, 2014 compared to 2013. These increases in cash used were partially offset by payments of income and withholding taxes in the first quarter of 2013 of approximately $11 million compared to approximately $2 million in the first quarter of 2014.
Our net cash used in investing activities in the three months ended March 31, 2014 was $14.9 million, compared to $10.9 million in the three months ended March 31, 2013. The increase in cash used was primarily due to capital expenditures for the Vlissingen restart project. The increase was offset slightly by a decrease in restricted cash deposits of $0.7 million and lower capital expenditures for the Helguvik project for the three months ended March 31, 2014 compared to the same period in 2013.
Our net cash used in financing activities in the three months ended March 31, 2014 was $6.0 million, which was related to net repayments under our revolving credit facilities of $6.0 million.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
Other forward delivery contracts

	March 31, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	101,649	118,373
Other forward delivery contracts – Glencore	23,692	20,008
Other forward delivery contracts – fixed price	52	—
We had no outstanding primary aluminum forward financial sales contracts at March 31, 2014. We had no fixed price forward financial contracts to purchase aluminum at March 31, 2014.
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreement
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

Electrical power price sensitivity by location:
	Hawesville	Sebree	Total
Expected average load (in MW)	482	385	867
Quarterly estimated electrical power usage (in MWh)	1,055,580	843,150	1,898,730
Quarterly cost impact of an increase or decrease of $1 per MWh (in thousands)	$1,100	$800	$1,900
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	7,594,920
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$7,600
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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of March 31, 2014, we had no foreign currency forward contracts outstanding.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer (our principal financial officer), has concluded that our disclosure controls and procedures were effective as of March 31, 2014.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 1, 2013, we acquired the Sebree smelter and we are currently in the process of extending our internal control over financial reporting to Sebree's operations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at March 31, 2014, refer to Note 10 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2014. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013. You should be aware that these risk factors and other information may not describe every risk facing Century. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Because the SEC defines the term “affiliate” broadly, our largest stockholder may be considered an affiliate of the Company despite the fact that the Company has no control over its largest stockholder’s actions or the actions of its affiliates. As such, pursuant to Section 13(r)(1)(D)(iii) of the Exchange Act, the Company hereby discloses the following information provided by our largest stockholder regarding transactions or dealings with entities controlled by the Government of Iran (“GOI”):
During the first quarter of 2014, a non-U.S. affiliate of the largest stockholder of the Company (“non-U.S. Stockholder Affiliate”) entered into sales contracts for agricultural products with Iranian entities wholly or majority owned by the GOI. All contracts were conducted in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliate related to these contracts did not exceed the value of $107 million for the first quarter of 2014 ended March 31, 2014. The non-U.S. Stockholder Affiliate does not allocate net profit on a country-by-country or activity-by-activity basis, but estimates the net profit attributable to the contracts with the GOI would not exceed a small fraction of the gross revenue from such contracts. It is not possible to determine accurately the precise net profit attributable to these contracts.
These contracts disclosed above do not violate applicable sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, and are not the subject of any enforcement action under Iran sanction laws.
In compliance with applicable economic sanctions and in conformity with U.S. secondary sanctions, the non-U.S. Stockholder Affiliate expects to continue to engage in similar activities in future.
Century and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

_______________________________
*   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

Century Aluminum Company

Date:	May 9, 2014	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

_______________________________
*   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.