Form 10-Q
period 2014-06-30
CENTURY ALUMINUM CO
filed 2014-08-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
☐ Yes ☒ No

The registrant had 88,809,928 shares of common stock outstanding at July 31, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$61,384	$84,088
Restricted cash	3,031	1,697
Accounts receivable — net	52,253	56,184
Due from affiliates	54,094	43,587
Inventories	243,648	239,615
Prepaid and other current assets	25,320	32,276
Deferred taxes	13,614	13,614
Total current assets	453,344	471,061
Property, plant and equipment — net	1,230,014	1,247,661
Other assets	93,122	91,474
TOTAL	$1,776,480	$1,810,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$95,897	$108,490
Due to affiliates	52,356	53,582
Accrued and other current liabilities	45,182	69,466
Accrued employee benefits costs	8,533	8,410
Industrial revenue bonds	7,815	7,815
Total current liabilities	209,783	247,763
Senior notes payable	246,705	246,528
Accrued pension benefits costs — less current portion	41,724	39,848
Accrued postretirement benefits costs — less current portion	128,287	129,284
Other liabilities	37,416	37,743
Deferred taxes	108,932	106,218
Total noncurrent liabilities	563,064	559,621
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 79,226 outstanding at June 30, 2014; 160,000 issued and 79,620 outstanding at December 31, 2013)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,591,282 issued and 88,804,761 outstanding at June 30, 2014; 93,496,798 issued and 88,710,277 outstanding at December 31, 2013)	936	935
Additional paid-in capital	2,509,186	2,508,574
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(91,864)	(91,832)
Accumulated deficit	(1,364,702)	(1,364,942)
Total shareholders’ equity	1,003,633	1,002,812
TOTAL	$1,776,480	$1,810,196
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
NET SALES:
Third-party customers	$169,751	$220,950	$305,015	$409,464
Related parties	288,573	110,987	574,156	243,747
	458,324	331,937	879,171	653,211
Cost of goods sold	419,820	337,635	842,425	641,327
Gross profit (loss)	38,504	(5,698)	36,746	11,884
Other operating expense – net	1,874	3,018	4,288	4,114
Selling, general and administrative expenses	10,618	15,154	20,680	31,453
Operating income (loss)	26,012	(23,870)	11,778	(23,683)
Interest expense – third party	(5,571)	(6,224)	(11,048)	(12,300)
Interest income – third party	34	186	174	317
Net gain (loss) on forward and derivative contracts	352	204	(527)	15,711
Gain on bargain purchase	—	5,253	—	5,253
Loss on early extinguishment of debt	—	(3,272)	—	(3,272)
Other income (expense) – net	300	(1,284)	47	(1,214)
Income (loss) before income taxes and equity in earnings of joint ventures	21,127	(29,007)	424	(19,188)
Income tax expense	(1,654)	(813)	(560)	(3,330)
Income (loss) before equity in earnings of joint ventures	19,473	(29,820)	(136)	(22,518)
Equity in earnings of joint ventures	871	436	376	1,387
Net income (loss)	$20,344	$(29,384)	$240	$(21,131)

Net income (loss) allocated to common stockholders	$18,675	$(29,384)	$220	$(21,131)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.21	$(0.33)	$0.00	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,787	88,597	88,752	88,576
Diluted	89,352	88,597	89,292	88,576

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Comprehensive income (loss):
Net income (loss)	$20,344	$(29,384)	$240	$(21,131)
Other comprehensive income (loss) before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(47)	(46)	(93)	(93)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	440	10,349	440	10,349
Amortization of prior service benefit during the period	(952)	(916)	(1,904)	(1,944)
Amortization of net loss during the period	995	2,130	2,805	4,482
Other comprehensive income before income tax effect	436	11,517	1,248	12,794
Income tax effect	(567)	(383)	(1,280)	(765)
Other comprehensive income (loss)	(131)	11,134	(32)	12,029
Total comprehensive income (loss)	$20,213	$(18,250)	$208	$(9,102)

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$240	$(21,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net gain on forward contracts	—	(397)
Gain on bargain purchase	—	(5,253)
Unrealized gain on E.ON contingent obligation	(706)	(16,075)
Accrued and other plant curtailment costs — net	2,181	2,268
Lower of cost or market inventory adjustment	(1,247)	16,049
Depreciation	35,143	31,898
Sebree power contract amortization	(5,534)	(2,741)
Debt discount amortization	177	502
Pension and other postretirement benefits	2,368	(3,616)
Deferred income taxes	2,731	(2,038)
Stock-based compensation	533	499
Loss on early extinguishment of debt	—	3,272
Equity in earnings of joint ventures, net of dividends	(376)	(1,387)
Change in operating assets and liabilities:
Accounts receivable — net	3,931	(33,883)
Due from affiliates	(10,508)	12,906
Inventories	(2,786)	(22,334)
Prepaid and other current assets	6,816	(3,281)
Accounts payable, trade	(8,413)	30,696
Due to affiliates	(1,226)	27,607
Accrued and other current liabilities	(12,200)	(3,827)
Other — net	(2,496)	13,242
Net cash provided by operating activities	8,628	22,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,758)	(16,565)
Nordural expansion — Helguvik	(186)	(2,559)
Purchase of carbon anode assets and improvements	(7,226)	(3,670)
Purchase of Sebree smelter	—	(48,058)
Proceeds from sale of property, plant and equipment	46	515
Restricted and other cash deposits	(1,334)	(720)
Net cash used in investing activities	$(25,458)	$(71,057)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$—	$(249,604)
Proceeds from issuance of debt	—	246,330
Borrowings under revolving credit facilities	86,646	—
Repayments under revolving credit facilities	(92,646)	—
Debt issuance costs	—	(3,926)
Debt retirement costs	—	(1,208)
Issuance of common stock	126	44
Net cash used in financing activities	(5,874)	(8,364)
CHANGE IN CASH AND CASH EQUIVALENTS	(22,704)	(56,445)
Cash and cash equivalents, beginning of period	84,088	183,976
Cash and cash equivalents, end of period	$61,384	$127,531

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

In the second quarter of 2013, we acquired the Sebree smelter and reported provisional amounts for the assets acquired and the liabilities assumed in our Form 10-Q for the period ended June 30, 2013. See Note 2 Acquisition of Sebree aluminum smelter for additional information. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 "Business Combinations," we retrospectively adjusted our 2013 interim consolidated financial statements for certain measurement period adjustments for the items acquired in the acquisition and the financial results for 2013 presented in this Form 10-Q reflect these adjustments.

2.	Acquisition of Sebree aluminum smelter
On June 1, 2013, our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"), acquired the Sebree aluminum smelter ("Sebree") from a subsidiary of Rio Tinto Alcan, Inc. ("RTA"). Sebree, located in Robards, Kentucky, has an annualized hot metal production capacity of 205,000 tonnes of primary aluminum and employs approximately 500 people. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments), of which we have paid approximately $48,000 as of June 30, 2014. As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and funded the pension plan assumed by Century in accordance with the purchase agreement.
Working Capital Adjustment
In July 2014, subsequent to the end of the quarter, we reached the final determination of the working capital adjustments, resulting in a final purchase price for the acquisition of $49,035. See Note 18 Subsequent events for additional information.
Purchase Price Allocation
Allocating the purchase price to the acquired assets and liabilities involves management judgment. We allocated the purchase price to the assets acquired, liabilities assumed, and the gain on bargain purchase in accordance with ASC 805.
The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. We have finalized the purchase price allocation for the assets acquired and liabilities assumed, the purchase price and gain on bargain purchase.
Based on the purchase price allocation, we recorded a gain on bargain purchase of $5,253 in 2013. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Acquisition Date Fair Value as of June 30, 2014
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

	Three months ended June 30,	Six months ended June 30,
	2013	2013
Pro forma revenues	$413,907	$861,605
Pro forma loss from continuing operations	(36,253)	(37,205)
Loss per common share, basic	(0.41)	(0.42)
Loss per common share, diluted	(0.41)	(0.42)
Our net income for the six months ended June 30, 2014 includes a non-recurring credit for the amortization of the deferred power contract liability of $5,534 related to the amortization of an unfavorable power contract assumed as part of the Sebree acquisition resulting in a credit to our depreciation and amortization expense within cost of goods sold on the consolidated statement of operations for the first quarter of 2014. The power contract terminated on January 31, 2014.

3.	Fair value measurements
The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value and are categorized based on the fair value hierarchy described in ASC 820 "Fair Value Measurements and Disclosures."

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
E.ON ("E.ON") contingent obligation	3
Quoted London Metal Exchange ("LME") forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at Century Aluminum of Kentucky, our wholly owned subsidiary ("CAKY")

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

Recurring Fair Value Measurements	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$51,172	$—	$—	$51,172
Trust assets	9,523	—	—	9,523
TOTAL	$60,695	$—	$—	$60,695
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$49,658	$—	$—	$49,658
Trust assets	11,151	—	—	11,151
Surety bonds	2,002	—	—	2,002
Midwest premium contracts	—	—	140	140
TOTAL	$62,811	$—	$140	$62,951
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
Primary aluminum sales contract	—	—	140	140
TOTAL	$—	$—	$140	$140

(1)	See Note 9 Debt for additional information about the E.ON contingent obligation.

Change in Level 3 Fair Value Measurements during the three months ended June 30,
	Derivative liabilities - net
	2014	2013
Beginning balance, April 1,	$—	$(1,030)
Total gain (loss) included in earnings	—	257
Ending balance, June 30,	$—	$(773)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at June 30,	$—	$257

Change in Level 3 Fair Value Measurements during the six months ended June 30,
	Derivative liabilities - net
	2014	2013
Beginning balance, January 1,	$—	$(16,539)
Total gain (loss) included in earnings	(940)	15,766
Settlements	940	—
Ending balance, June 30,	$—	$(773)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at June 30,	$140	$15,766
The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statements of operations under net gain (loss) on forward and derivative contracts. See Note 4 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

4.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	June 30, 2014	December 31, 2013
DERIVATIVE ASSETS:
Midwest premium contracts	Prepaid and other current assets	$—	$140
TOTAL		$—	$140

DERIVATIVE LIABILITIES:
Primary aluminum sales contract	Accrued and other current liabilities	$—	$140
E.ON contingent obligation – net (1)	Other liabilities	—	—
TOTAL		$—	$140

(1)	See Note 9 Debt for additional information about the E.ON contingent obligation.

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
Primary aluminum sales contract
We had a contract to sell to Glencore plc (together with its subsidiaries, "Glencore") primary aluminum produced at Mt. Holly, Hawesville and Sebree through December 31, 2013 (the "Glencore Metal Agreement"). The Glencore Metal Agreement was a physical delivery contract for primary aluminum with variable, LME-based pricing.  Under the Glencore Metal Agreement, pricing was based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We accounted for the Glencore Metal Agreement as a derivative instrument under ASC 815 "Derivatives and Hedging."  Gains and losses on the derivative were based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements were recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums were recorded in net gain (loss) on forward and derivative contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended June 30,		Six months ended June 30,
	Location	2014	2013	2014	2013
E.ON contingent obligation – net	Net gain (loss) on forward and derivative contracts	$353	$353	$706	$16,075
Midwest premium contracts	Net gain (loss) on forward and derivative contracts	—	—	(1,080)	—
Primary aluminum sales contract	Related party sales	—	406	292	761
Primary aluminum sales contract	Net gain (loss) on forward and derivative contracts	—	(149)	(153)	(364)
E.ON contingent obligation – net	Interest expense – third party	(353)	(353)	(706)	(706)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

We had the following outstanding forward contracts that were not designated as hedging instruments:

	June 30, 2014	December 31, 2013
Primary aluminum sales contract premium (tonnes) (1)	—	1,782
Midwest premium contracts (tonnes)	—	6,000

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.
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

5.Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
Our Series A Convertible Preferred Stock has similar characteristics to a “participating security” as described by ASC 260 and we calculate the amount of earnings (loss) available to common shareholders and basic EPS using the Two-Class Method earnings allocation formula, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.
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
The following table shows the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2014 and 2013:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

	For the three months ended June 30,
	2014			2013
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$20,344			$(29,384)
Amount allocated to common stockholders (1)	91.80%			100%
Basic EPS:
Income (loss) allocable to common stockholders	18,675	88,787	$0.21	(29,384)	88,597	$(0.33)
Effect of Dilutive Securities:
Share-based compensation plans	—	565		—	—
Diluted EPS:
Income (loss) applicable to common stockholders with assumed conversion	$18,675	89,352	$0.21	$(29,384)	88,597	$(0.33)

	For the six months ended June 30,
	2014			2013
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$240			$(21,131)
Amount allocated to common stockholders (1)	91.78%			100%
Basic EPS:
Income (loss) allocable to common stockholders	220	88,752	$0.00	(21,131)	88,576	$(0.24)
Effect of Dilutive Securities:
Share-based compensation plans	—	540		—	—
Diluted EPS:
Income (loss) applicable to common stockholders with assumed conversion	$220	89,292	$0.00	$(21,131)	88,576	$(0.24)

(1)	We have not allocated net losses between common and preferred stockholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

Securities excluded from the calculation of diluted EPS:	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Stock options (1)	347,433	620,334	347,433	620,334
Service-based share awards (1)	—	576,510	—	496,234

(1)
In periods when we report a net loss, all share awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share.

6.	Shareholders’ equity
Common Stock

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

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
From August 11, 2011 through June 30, 2014, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We have made no repurchases since March 2012 and had approximately $10,076 remaining under the repurchase program authorization as of June 30, 2014.
Series A Convertible Preferred Stock

Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the six months ended June 30, 2014 and 2013.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(394)	—	39,455
Issuance for share-based compensation plans	—	—	55,029
Ending balance as of June 30, 2014	79,226	4,786,521	88,804,761

Beginning balance as of December 31, 2012	80,283	4,786,521	88,548,637
Conversion of convertible preferred stock	(199)	—	19,864
Issuance for share-based compensation plans	—	—	34,208
Ending balance as of June 30, 2013	80,084	4,786,521	88,602,709

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

7.	Income taxes
We recorded income tax expense for the six months ended June 30, 2014 of $560, which primarily consisted of foreign and state income taxes. Our domestic deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance; therefore, the domestic losses were not benefited.
We recorded income tax expense for the six months ended June 30, 2013 of $3,330, which primarily consisted of foreign and state income taxes.
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
As of June 30, 2014, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at June 30, 2014, is not more likely than not to be achieved.

Our Icelandic tax returns are subject to examination beginning with the 2008 tax year. Our 2010 through 2012 tax years are currently under review by the Directorate of Internal Revenue of Iceland.

8.	Inventories

Inventories consist of the following:	June 30, 2014	December 31, 2013
Raw materials	$54,168	$69,776
Work-in-process	21,332	22,183
Finished goods	31,171	17,661
Operating and other supplies	136,977	129,995
Inventories	$243,648	$239,615
Inventories are stated at the lower of cost or market, using the first-in, first-out method.

9.	Debt

	June 30, 2014	December 31, 2013
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
7.5% senior unsecured notes due August 15, 2014, interest payable semiannually (2)	2,603	2,603
Iceland revolving credit facility (2)(3)	—	6,000
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $3,295 and $3,472, respectively, interest payable semiannually	246,705	246,528
TOTAL	$257,123	$262,946

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2014 was 0.26%.

(2)	These items are recorded in accrued and other current liabilities based on the repayment terms and expected maturity.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

(3)	Borrowings under the Iceland revolving credit facility bear variable interest based on LIBOR plus the applicable margin per annum. The interest rate at December 31, 2013 was 3.92%.
U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas, and Morgan Stanley Senior Funding Inc., as lenders, entered into the Amended and Restated Loan and Security Agreement (the "U.S. revolving credit facility"), dated May 24, 2013, as amended, modifying our credit facility dated July 1, 2010. The U.S. revolving credit facility has a term through May 24, 2018 and provides for borrowings of up to $150,000 in the aggregate, including up to $80,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
Status of our U.S. revolving credit facility:

June 30, 2014
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
Interest Rates and Fees.  Any amounts outstanding under the U.S. revolving credit facility will bear interest, at our option, at LIBOR or a base rate, plus, in each case, an applicable interest margin.  The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter.  In addition, we pay an unused line fee on undrawn amounts, less the amount of our letters of credit exposure.  For standby letters of credit, we are required to pay a fee on the face amount that varies depending on whether the letter of credit exposure is cash collateralized.

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
Status of our Iceland revolving credit facility:

June 30, 2014
Credit Facility maximum amount	$50,000
Borrowing availability	50,000
Outstanding borrowings	—

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

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

7.5% Notes due 2021

General.  On June 4, 2013, we issued $250,000 of our 7.5% Notes due 2021 (the "7.5% Notes") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.  The 7.5% Notes were issued at a discount and we received proceeds of $246,330, prior to payment of financing fees and related expenses.

Interest rate.  The 7.5% Notes bear interest at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1 and December 1 of each year.

Maturity.  The 7.5% Notes mature on June 1, 2021.
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
Based on the LME forward market prices for primary aluminum at June 30, 2014 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $706 and $16,075 in net gain (loss) on forward and derivative contracts for the six months ended June 30, 2014 and 2013, respectively. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss. The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	June 30, 2014	December 31, 2013
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(4,585)	(3,879)
E.ON contingent obligation – derivative asset	Other liabilities	17,487	16,781
		$—	$—

10.	Commitments and contingencies
Environmental Contingencies
Based upon all available information, we believe our current environmental liabilities do not have, and are not likely to have, a material adverse effect on our financial condition, results of operations or liquidity. Because of the issues and uncertainties described below and the inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance at currently or formerly owned or operated properties will not result in liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,228 and $999 at June 30, 2014 and December 31, 2013, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
Century Aluminum of West Virginia ("CAWV") continues to perform monitoring activities at our Ravenswood, West Virginia facility pursuant to an order issued by the United States Environmental Protection Agency (the "EPA") in 1994 (the "3008(h) Order").  In compliance with the 3008(h) Order, CAWV conducted a RCRA facility investigation ("RFI") evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A final order approving CAWV's Corrective Measures Study, which formally documents the conclusion of these activities, has been issued by the EPA. Under the order, CAWV's responsibilities going forward include monitoring specific wells as well as restricting access to certain parts of the site.
Prior to our purchase of Hawesville, the EPA issued a final Record of Decision ("ROD") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). By agreement, Southwire Company ("Southwire"), the former owner and operator of Hawesville, is required to perform all obligations under the ROD.  CAKY has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse CAKY for any expense that exceeds $400 annually. The groundwater treatment system ceased operations in May 2010 and was decommissioned and removed from the site in 2012. Quarterly monitoring of specific wells is ongoing.
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter is in a preliminary stage in the U.S. District Court for the District of Delaware, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time.
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through June 30, 2014, we have expended approximately $1,033 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa in 1995.
In December 2010, Century was among several defendants named in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims, but the Superior Court of the Virgin Islands, Division of St. Croix has not yet ruled on the motions. At this time, it is not practicable to predict the ultimate outcome of or to estimate a range of possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.
In July 2014, we entered into a settlement (the "St. Croix Settlement") with the plantiffs in certain matters related to the St. Croix Alumina Refinery.
The first lawsuit (the "2005 Action") covered by the St. Croix Settlement was filed in May 2005 by the Commissioner of the Department of Planning and Natural Resources ("DPNR"), in his capacity as Trustee for Natural Resources of the United States Virgin Islands against Vialco and certain other named defendants.  The complaint alleged damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action was pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint sought unspecified monetary damages, costs and attorney fees. In November 2011, the District Court of the Virgin Islands, Division of St. Croix granted a motion by Century, dismissing Century from the case. Vialco, however, remained a defendant and asserted factual and affirmative defenses.
The second lawsuit (the "Superior Court Action") covered by the St. Croix Settlement was filed in December 2006 by the Commissioner of the DPNR against Vialco and the succeeding owners of the St. Croix Alumina Refinery. The complaint alleged that the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and alleged violations of territorial water pollution control laws during the various defendants’ periods of ownership. The complaint sought statutory and other unspecified monetary penalties for the alleged violations. On March 19, 2012, the plaintiff filed a motion to dismiss the settling defendants in the DPNR case described above from this action.  On May 9, 2012, the Superior Court of the Virgin Islands, Division of St. Croix granted plaintiff's motion to dismiss leaving Vialco as the only remaining defendant in this action.
Finally, in May 2009, St. Croix Renaissance Group, L.L.L.P. ("SCRG") filed a third-party complaint (the "2009 Action") for contribution and other relief against several third-party defendants, including Century and Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In February 2011, the District Court of the Virgin Islands, Division of St. Croix granted a motion by Century, dismissing Century from the case. In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case. The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011. On June 5, 2013, the Third Circuit Court of Appeals reversed the lower court's ruling, holding that plaintiff's expenditures of funds may be found as recoverable response costs incurred by the government entitling plaintiffs to recover future response costs. Vialco remained the only Century entity in the litigation.

Pursuant to the terms of the St. Croix Settlement, entered into as of July 7, 2014 by and among Vialco, DPNR, the Commissioner of the DPNR and the Government of the Virgin Islands (the “Government”), Vialco agreed to pay $625 to the Government in consideration of full release by DPNR, the Commissioner of the DPNR and the Government from all claims asserted in and relief, including attorneys’ fees and litigation costs ever sought or which could be sought by such plaintiffs in the 2005 Action, the Superior Court Action and the 2009 Action.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Legal Contingencies
In addition to the foregoing matters, we have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, stockholder, safety and health matters.
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
In April 2013, our subsidiary Nordural Grundartangi ehf received a ruling in an arbitration case involving two of its power suppliers, HS Orka hf ("HS") and Orkuveita Reykjavikur ("OR"). Under the arbitration award, Nordural Grundartangi ehf is restricted from reducing power under its existing power contracts with HS and OR in order to take power under a separate power contract with OR originally intended to be used at Helguvik. Nordural Grundartangi ehf remains entitled to take power under the OR Helguvik contract to the extent that its power needs exceed the amount of power provided under its existing power contracts. As part of the award, the tribunal awarded HS damages and Nordural Grundartangi ehf paid $1,470 to HS in full satisfaction of such award. The tribunal ordered each party to pay its own legal fees and costs. While no damages were awarded to OR as part of the arbitration, OR subsequently alleged damages against Nordural Grundartangi ehf.  In June 2014, we reached a settlement with OR pursuant to the terms of which, among other things, Nordural Grundartangi ehf agreed to pay $3,600 to OR and OR withdrew and released each of Nordural Grundartangi ehf and Nordural Helguvik ehf from and against all claims related to the reduction in the power purchased under the existing power contracts. This settlement amount was paid in July 2014. As part of the settlement, Nordural Helguvik ehf and OR also entered into a Supplemental Power Contract pursuant to which OR agreed to provide supplemental power to Grundartangi or Helguvik from time to time during the remaining term of the existing Nordural Helguvik ehf power contract with OR.
Ravenswood Retiree Medical Benefits changes
In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USWA"), the USWA’s local and certain CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia. In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing any modifications to the retiree medical benefits while these lawsuits are pending, which was dismissed by the trial court, and affirmed upon appeal. CAWV has filed a motion for summary judgment of these actions. The case in chief is currently proceeding in the trial court, subject to the court’s ruling on the motion for summary judgment.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

PBGC Settlement
In June 2011, the Pension Benefit Guaranty Corporation (the "PBGC") informed us that it believed a "cessation of operations" under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a "cessation of operations" occurred, we entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement. During 2013, we made contributions pursuant to this agreement of approximately $6,700. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In the first quarter of 2014, we elected to defer contributions for 2014 under the PBGC agreement and have provided the PBGC with the appropriate security.
Power Commitments
Hawesville
In August 2012, CAKY issued a 12-month notice to terminate its long-term power supply arrangement with Kenergy. Pursuant to the termination notice, the Hawesville Power Agreement terminated on August 20, 2013.
Effective August 20, 2013, the Kentucky Public Service Commission ("KPSC") approved a power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs incurred by them. In connection with this power arrangement, CAKY has received approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability.
Sebree
 In January 2013, Sebree (then still owned by RTA) issued a 12-month notice to terminate its long-term power supply agreement (the "Sebree Power Agreement") with Kenergy. Pursuant to the termination notice, the Sebree Power Agreement terminated on January 31, 2014.
Effective February 1, 2014, the KPSC approved a new power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by them.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

On June 30, 2014, Mt. Holly gave notice to Santee Cooper under the Santee Cooper Agreement to reduce the contact demand to zero effective December 31, 2015. We are continuing discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015.
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
In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of June 30, 2014, these power prepayments totaled approximately $2,000. We do not expect the amount of the prepayment to grow any higher, but we do not expect to realize the benefits from the prepayments in the near term.
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

The power purchase agreements with HS and OR to provide power to Helguvik contain certain conditions to HS’s and OR’s obligations. HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain of these conditions have not been satisfied.  Nordural Helguvik ehf is in discussions with both HS and OR with respect to such conditions and other matters pertaining to these agreements. See Note 18 Subsequent events for additional information concerning these discussions.

In June 2014, Nordural Helguvik ehf entered into a supplemental power contract with OR. The supplemental power contract will expire in October 2036 (or upon the occurrence of certain earlier events) and will provide Grundartangi or Helguvik with supplemental power at LME-based rates, as may be requested from Grundartangi or Helguvik from time to time.
Other Commitments and Contingencies
Labor Commitments
Approximately 73% of our U.S. based work force is represented by the USWA. CAKY’s Hawesville employees represented by the USWA are under a collective bargaining agreement that expires on March 31, 2015. The Sebree employees represented by the USWA are under a collective bargaining agreement that expires on October 28, 2014. See Note 18

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Subsequent events for additional information about Sebree's new collective bargaining agreement with the USWA that expires on October 28, 2019.
Approximately 82% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that expires on December 31, 2014.

Approximately 77% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), governed by a labor agreement that expires on May 1, 2015.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Apart from the Glencore Grundartangi Metal Agreement, the Southwire Metal Agreement and the Glencore Sweep
Agreement (a contract for all metal produced in the U.S. in 2013, less existing sales agreements and valued-added metal sales, which expired at the end of 2013), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	June 30, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	106,530	118,373
Other forward delivery contracts – Glencore	48,808	20,008
Other forward delivery contracts – fixed price	207	—
Other forward delivery contracts – fixed price with Glencore	31	—
We had no outstanding primary aluminum forward financial sales contracts at June 30, 2014. We had no fixed price forward financial contracts to purchase aluminum at June 30, 2014.

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, which are accounted for as derivative instruments. See Note 4 Derivative and hedging instruments for additional information about these instruments.

12.	Supplemental cash flow information

	Six months ended June 30,
	2014	2013
Cash paid for:
Interest	$9,554	$11,287
Income/withholding taxes (1)	6,640	14,156
Non-cash investing activities:
Accrued capital costs	$5,107	$321

(1)
We paid withholding taxes in Iceland on intercompany dividends of $2,789 and $8,259 during the six months ended June 30, 2014 and 2013, respectively. Our tax payments in Iceland for withholding taxes, income taxes and any associated refunds are denominated in Icelandic kronur ("ISK").

13.	Asset retirement obligations ("ARO")
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.
The reconciliation of the changes in the asset retirement obligations is presented below:

	Six months ended June 30, 2014	Year ended December 31, 2013
Beginning balance, ARO liability	$27,113	$16,124
Additional ARO liability incurred	712	1,730
ARO liabilities settled	(1,882)	(2,580)
Accretion expense	475	1,733
Additional ARO liability from Sebree acquisition	—	10,106
Ending balance, ARO liability	$26,418	$27,113
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

14.Components of accumulated other comprehensive loss

	June 30, 2014	December 31, 2013
Defined benefit plan liabilities	$(90,836)	$(92,177)
Equity in investee other comprehensive income (1)	(12,650)	(12,650)
Unrealized loss on financial instruments	(1,157)	(1,064)
Other comprehensive loss before income tax effect	(104,643)	(105,891)
Income tax effect (2)	12,779	14,059
Accumulated other comprehensive loss	$(91,864)	$(91,832)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	June 30, 2014	December 31, 2013
Defined benefit plan liabilities	$12,993	$14,256
Equity in investee other comprehensive income	384	418
Unrealized loss on financial instruments	(598)	(615)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, April 1, 2014	$(77,766)	$(12,249)	$(1,718)	$(91,733)
Other comprehensive income (loss) before reclassifications	440	(17)	—	423
Net amount reclassified to net income	(517)	—	(37)	(554)
Balance, June 30, 2014	$(77,843)	$(12,266)	$(1,755)	$(91,864)

Balance, April 1, 2013	$(136,491)	$(12,241)	$(1,565)	$(150,297)
Other comprehensive income (loss) before reclassifications	10,349	(17)	—	10,332
Net amount reclassified to net loss	840	—	(38)	802
Balance, June 30, 2013	$(125,302)	$(12,258)	$(1,603)	$(139,163)

Balance, December 31, 2013	$(77,921)	$(12,232)	$(1,679)	$(91,832)
Other comprehensive income (loss) before reclassifications	440	(34)	—	406
Net amount reclassified to net income	(362)	—	(76)	(438)
Balance, June 30, 2014	$(77,843)	$(12,266)	$(1,755)	$(91,864)

Balance, December 31, 2012	$(137,441)	$(12,224)	$(1,527)	$(151,192)
Other comprehensive income (loss) before reclassifications	10,349	(34)	—	10,315
Net amount reclassified to net loss	1,790	—	(76)	1,714
Balance, June 30, 2013	$(125,302)	$(12,258)	$(1,603)	$(139,163)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		For the three months ended June 30,		For the six months ended June 30,
AOCI Components	Location	2014	2013	2014	2013
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$25	$910	$616	$1,994
	Selling, general and administrative expenses	17	304	285	544
	Income tax expense	(559)	(374)	(1,263)	(748)
	Net of tax	$(517)	$840	$(362)	$1,790

Equity in investee other comprehensive income	Cost of goods sold	$—	$—	$—	$—
	Income tax expense	(17)	(17)	(34)	(34)
	Net of tax	$(17)	$(17)	$(34)	$(34)

Unrealized loss on financial instruments	Cost of goods sold	$(46)	$(46)	$(93)	$(93)
	Income tax expense	9	8	17	17
	Net of tax	$(37)	$(38)	$(76)	$(76)

15.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$1,079	$926	$2,666	$1,606
Interest cost	3,101	1,755	5,741	3,390
Expected return on plan assets	(3,701)	(1,893)	(7,098)	(3,613)
Amortization of prior service costs	9	22	18	54
Amortization of net loss	167	857	953	1,706
Curtailment	—	(18)	—	(18)
Net periodic benefit cost	$655	$1,649	$2,280	$3,125

	Other Postretirement Benefits ("OPEB")
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$117	$670	$794	$1,163
Interest cost	1,695	1,433	3,206	2,756
Amortization of prior service cost	(961)	(938)	(1,922)	(1,998)
Amortization of net loss	828	1,273	1,852	2,776
Curtailment	—	(20)	—	(20)
Net periodic benefit cost	$1,679	$2,418	$3,930	$4,677

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Employer contributions
During the six months ended June 30, 2014, we made contributions of approximately $1,413 to the qualified defined benefit plans we sponsor.

16.	Recently issued accounting standards updates
In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 "Revenue From Contracts with Customers" by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.
The core principal of the new revenue model is that "an entity recognizes revenue for the transfer of promised goods and services to customers in the amount that reflects the expected consideration for those goods and services." When applying the revenue model to contracts within the scope of the ASU, an entity:

•	identifies the contract with a customer

•	identifies the performance obligations in the contract

•	determines the transaction price

•	allocates the transaction price to the performance obligations in the contract

•	recognizes revenue when (or as) the entity satisfies the performance obligations.
Compared with current GAAP, the ASU requires significantly expanded disclosures about revenue recognition.
The ASU is effective for Century for our fiscal year 2017 and thereafter. Early adoption is not permitted. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations and cash flows.

17.	Condensed consolidating financial information
Our 7.5% Notes due 2014 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC (collectively, the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned by Century Aluminum Company (the "Company"). All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the "Non-Guarantor Subsidiaries"). We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
The following summarized condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and the condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2014
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$44,984	$16,400	$—	$61,384
Restricted cash	2,789	242	—	—	3,031
Accounts receivable — net	51,687	566	—	—	52,253
Due from affiliates	313,628	46,875	2,321,841	(2,628,250)	54,094
Inventories	158,398	87,129	180	(2,059)	243,648
Prepaid and other current assets	2,200	17,588	5,224	308	25,320
Deferred taxes	—	13,614	—	—	13,614
Total current assets	528,702	210,998	2,343,645	(2,630,001)	453,344
Investment in subsidiaries	64,904	—	(1,078,450)	1,013,546	—
Property, plant and equipment — net	339,951	889,052	1,451	(440)	1,230,014
Due from affiliates — less current portion	—	41,928	—	(41,928)	—
Other assets	20,034	38,088	32,214	2,786	93,122
Total	$953,591	$1,180,066	$1,298,860	$(1,656,037)	$1,776,480
Liabilities and shareholders’ equity:
Accounts payable, trade	$52,546	$42,627	$724	$—	$95,897
Due to affiliates	2,036,103	101,807	—	(2,085,554)	52,356
Accrued and other current liabilities	18,936	16,984	10,485	(1,223)	45,182
Accrued employee benefits costs	6,692	—	1,841	—	8,533
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,122,092	161,418	13,050	(2,086,777)	209,783
Senior notes payable	—	—	246,705	—	246,705
Accrued pension benefit costs — less current portion	13,177	—	28,547	—	41,724
Accrued postretirement benefit costs — less current portion	123,771	—	4,516	—	128,287
Other liabilities/intercompany loan	57,359	564,004	2,409	(586,356)	37,416
Deferred taxes	—	108,932	—	—	108,932
Total noncurrent liabilities	194,307	672,936	282,177	(586,356)	563,064
Shareholders’ equity:
Series A Preferred stock	—	—	1	—	1
Common stock	60	12	936	(72)	936
Additional paid-in capital	275,467	182,943	2,509,186	(458,410)	2,509,186
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(90,978)	(1,754)	(91,864)	92,732	(91,864)
Retained earnings (accumulated deficit)	(1,547,357)	164,511	(1,364,702)	1,382,846	(1,364,702)
Total shareholders’ equity	(1,362,808)	345,712	1,003,633	1,017,096	1,003,633
Total	$953,591	$1,180,066	$1,298,860	$(1,656,037)	$1,776,480

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2014
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$169,747	$4	$—	$—	$169,751
Related parties	157,807	130,766	—	—	288,573
	327,554	130,770	—	—	458,324
Cost of goods sold	307,005	112,815	—	—	419,820
Gross profit	20,549	17,955	—	—	38,504
Other operating expense – net	1,874	—	—	—	1,874
Selling, general and administrative expenses	10,180	438	—	—	10,618
Operating income	8,495	17,517	—	—	26,012
Interest expense – third party	(5,500)	(71)	—	—	(5,571)
Interest expense – affiliates	12,430	(12,430)	—	—	—
Interest income – third party	2	32	—	—	34
Net gain on forward and derivative contracts	352	—	—	—	352
Other income (expense) – net	436	(54)	—	(82)	300
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries and joint ventures	16,215	4,994	—	(82)	21,127
Income tax benefit (expense)	(5,743)	3,972	—	117	(1,654)
Income before equity in earnings (losses) of subsidiaries and joint ventures	10,472	8,966	—	35	19,473
Equity in earnings (losses) of subsidiaries and joint ventures	2,353	871	20,344	(22,697)	871
Net income (loss)	$12,825	$9,837	$20,344	$(22,662)	$20,344
Other comprehensive income (loss) before income tax effect	$466	$(46)	$436	$(420)	$436
Income tax effect	(558)	9	(567)	549	(567)
Other comprehensive income (loss)	(92)	(37)	(131)	129	(131)
Comprehensive income (loss)	$12,733	$9,800	$20,213	$(22,533)	$20,213

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$173,986	$46,964	$—	$—	$220,950
Related parties	51,651	59,336	—	—	110,987
	225,637	106,300	—	—	331,937
Cost of goods sold	250,395	87,240	—	—	337,635
Gross profit (loss)	(24,758)	19,060	—	—	(5,698)
Other operating expense – net	3,018	—	—	—	3,018
Selling, general and administrative expenses	11,755	3,399	—	—	15,154
Operating income (loss)	(39,531)	15,661	—	—	(23,870)
Interest expense – third party	(6,224)	—	—	—	(6,224)
Interest expense – affiliates	14,521	(14,521)	—	—	—
Interest income – third party	17	169	—	—	186
Net gain on forward and derivative contracts	204	—	—	—	204
Gain on bargain purchase	5,253	—	—	—	5,253
Loss on early extinguishment of debt	(3,272)	—	—	—	(3,272)
Other expense – net	(128)	(1,156)	—	—	(1,284)
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries and joint ventures	(29,160)	153	—	—	(29,007)
Income tax benefit (expense)	1,318	(2,131)	—	—	(813)
Loss before equity in earnings (losses) of subsidiaries and joint ventures	(27,842)	(1,978)	—	—	(29,820)
Equity in earnings (losses) of subsidiaries and joint ventures	(3,044)	436	(29,384)	32,428	436
Net income (loss)	$(30,886)	$(1,542)	$(29,384)	$32,428	$(29,384)
Other comprehensive income (loss) before income tax effect	$10,006	$(46)	$11,517	$(9,960)	$11,517
Income tax effect	(357)	8	(383)	349	(383)
Other comprehensive income (loss)	9,649	(38)	11,134	(9,611)	11,134
Comprehensive income (loss)	$(21,237)	$(1,580)	$(18,250)	$22,817	$(18,250)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2014
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$304,999	$16	$—	$—	$305,015
Related parties	321,847	252,309	—	—	574,156
	626,846	252,325	—	—	879,171
Cost of goods sold	619,629	222,796	—	—	842,425
Gross profit	7,217	29,529	—	—	36,746
Other operating expense – net	4,288	—	—	—	4,288
Selling, general and administrative expenses	19,551	1,129	—	—	20,680
Operating income (loss)	(16,622)	28,400	—	—	11,778
Interest expense – third party	(10,919)	(129)	—	—	(11,048)
Interest expense – affiliates	24,891	(24,891)	—	—	—
Interest income – third party	5	169	—	—	174
Net loss on forward and derivative contracts	(527)	—	—	—	(527)
Other income (expense) – net	216	(87)	—	(82)	47
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries and joint ventures	(2,956)	3,462	—	(82)	424
Income tax benefit (expense)	(4,296)	3,428	—	308	(560)
Income (loss) before equity in earnings (losses) of subsidiaries and joint ventures	(7,252)	6,890	—	226	(136)
Equity in earnings (losses) of subsidiaries and joint ventures	1,987	376	240	(2,227)	376
Net income (loss)	$(5,265)	$7,266	$240	$(2,001)	$240
Other comprehensive income (loss) before income tax effect	$1,056	$(93)	$1,248	$(963)	$1,248
Income tax effect	(1,263)	17	(1,280)	1,246	(1,280)
Other comprehensive income (loss)	(207)	(76)	(32)	283	(32)
Comprehensive income (loss)	$(5,472)	$7,190	$208	$(1,718)	$208

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$311,084	$98,380	$—	$—	$409,464
Related parties	118,280	125,467	—	—	243,747
	429,364	223,847	—	—	653,211
Cost of goods sold	461,580	179,747	—	—	641,327
Gross profit (loss)	(32,216)	44,100	—	—	11,884
Other operating expense – net	4,114	—	—	—	4,114
Selling, general and administrative expenses	24,644	6,809	—	—	31,453
Operating income (loss)	(60,974)	37,291	—	—	(23,683)
Interest expense – third party	(12,300)	—	—	—	(12,300)
Interest expense – affiliates	29,017	(29,017)	—	—	—
Interest income – third party	31	286	—	—	317
Net gain on forward and derivative contracts	15,711	—	—	—	15,711
Gain on bargain purchase	5,253	—	—	—	5,253
Loss on early extinguishment of debt	(3,272)	—	—	—	(3,272)
Other expense – net	(9)	(1,205)	—	—	(1,214)
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries and joint ventures	(26,543)	7,355	—	—	(19,188)
Income tax benefit (expense)	(5,784)	2,454	—	—	(3,330)
Income (loss) before equity in earnings (losses) of subsidiaries and joint ventures	(32,327)	9,809	—	—	(22,518)
Equity in earnings (losses) of subsidiaries and joint ventures	(5,266)	1,387	(21,131)	26,397	1,387
Net income (loss)	$(37,593)	$11,196	$(21,131)	$26,397	$(21,131)
Other comprehensive income (loss) before income tax effect	$11,090	$(93)	$12,794	$(10,997)	$12,794
Income tax effect	(748)	17	(765)	731	(765)
Other comprehensive income (loss)	10,342	(76)	12,029	(10,266)	12,029
Comprehensive income (loss)	$(27,251)	$11,120	$(9,102)	$16,131	$(9,102)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$4,808	$3,820	$—	$8,628
Investing activities:
Purchase of property, plant and equipment	(7,210)	(9,502)	(46)	(16,758)
Nordural expansion — Helguvik	—	(186)	—	(186)
Purchase of carbon anode assets and improvements	—	(7,226)	—	(7,226)
Proceeds from sale of property, plant and equipment	—	46	—	46
Restricted and other cash deposits	(2,002)	668	—	(1,334)
Net cash used in investing activities	(9,212)	(16,200)	(46)	(25,458)
Financing activities:
Borrowings under revolving credit facilities	—	—	86,646	86,646
Repayments under revolving credit facilities	—	(6,000)	(86,646)	(92,646)
Intercompany transactions	4,404	25,387	(29,791)	—
Issuance of common stock	—	—	126	126
Net cash provided by (used in) financing activities	4,404	19,387	(29,665)	(5,874)
Change in cash and cash equivalents	—	7,007	(29,711)	(22,704)
Cash and cash equivalents, beginning of the period	—	37,977	46,111	84,088
Cash and cash equivalents, end of the period	$—	$44,984	$16,400	$61,384

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$34,027	$(11,051)	$—	$22,976
Investing activities:
Purchase of property, plant and equipment	(5,240)	(10,751)	(574)	(16,565)
Nordural expansion — Helguvik	—	(2,559)	—	(2,559)
Purchase of carbon anode assets and improvements	—	(3,670)	—	(3,670)
Purchase of Sebree smelter	(48,058)	—	—	(48,058)
Proceeds from sale of property, plant and equipment	—	515	—	515
Restricted and other cash deposits	258	(978)	—	(720)
Net cash used in investing activities	(53,040)	(17,443)	(574)	(71,057)
Financing activities:
Repayment of debt	—	—	(249,604)	(249,604)
Proceeds from issuance of debt	—	—	246,330	246,330
Debt issuance costs	—	—	(3,926)	(3,926)
Debt retirement costs	—	—	(1,208)	(1,208)
Intercompany transactions	19,013	582	(19,595)	—
Issuance of common stock	—	—	44	44
Net cash provided by (used in) financing activities	19,013	582	(27,959)	(8,364)
Change in cash and cash equivalents	—	(27,912)	(28,533)	(56,445)
Cash and cash equivalents, beginning of the period	—	110,016	73,960	183,976
Cash and cash equivalents, end of the period	$—	$82,104	$45,427	$127,531

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

18.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.

Sebree enters into a new collective bargaining agreement

In July 2014, Century Sebree entered into a new collective bargaining agreement with the USWA for its employees at the Sebree smelter.  The agreement is effective through October 28, 2019.
Century reaches a settlement in three Vialco lawsuits
In July 2014, we entered into a settlement with respect to certain matters related to the St. Croix Alumina Refinery. See Note 10 Commitments and contingencies - "Matters relating to the St. Croix Alumina Refining Facility" for additional information about the settlement.

Century finalizes the Sebree acquisition working capital adjustment
In July 2014, we reached a final determination of the applicable working capital adjustments for the Sebree acquisition. As a result, we recognized a gain, recorded in other income (expense) - net, of approximately $965 from the release of accrued amounts related to the acquisition.

HS Orka seeks arbitration regarding its Helguvik power contract

On July 10, 2014, HS Orka ehf, one of the contracted power suppliers to Helguvik, commenced arbitration proceedings against Nordural Helguvik seeking, among other things, an order declaring (i) that the conditions to the power contract have not been fulfilled and (ii) that the power contract is therefore no longer valid.  Nordural Helguvik believes HS’ renewed claims are without merit and intends to defend itself against them.

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

Forward-looking statements in this quarterly report and in our other SEC reports, for example, may include statements regarding:

•
Our future financial and operating performance and the future financial and operating performance of our subsidiaries, including future revenues, costs (including power, alumina, carbon and selling, general and administrative), tax position and production, inventory and shipment levels;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mt. Holly gave notice to Santee Cooper to terminate its power contract effective December 31, 2015
In June 2014, Mt. Holly notified Santee Cooper, as allowed by the power contract, to reduce its contract demand to zero effective December 31, 2015, which was necessary to cut off liabilities under the tariff after December 31, 2015 if there is no new contract. Mt. Holly will continue to work with Santee Cooper towards a new power agreement, and remains committed to securing a competitive, long-term power agreement that will allow it to continue to operate the facility beyond 2015.

Century appoints Rick T. Dillon as Executive Vice President and Chief Financial Officer

In June 2014, we announced that our Board of Directors had appointed Rick T. Dillon as Executive Vice President and Chief Financial Officer of Century. Prior to joining Century, Mr. Dillon served as Vice President of Finance - Surface Mining Group at Joy Global Inc. Mr. Dillon joined Joy Global in 2009 as Vice President - Corporate Controller & Chief Accounting Officer. Prior to that, Mr. Dillon served as Vice President - Business Planning and Analysis for Newell Rubbermaid, Inc. He has also held the Chief Accounting Officer role at Newell Rubbermaid, Inc. and Briggs & Stratton Corporation.

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
NET SALES:
Third-party customers	$169,751	$220,950	$305,015	$409,464
Related parties	288,573	110,987	574,156	243,747
Total	$458,324	$331,937	$879,171	$653,211
Gross profit (loss)	$38,504	$(5,698)	$36,746	$11,884
Net income (loss)	$20,344	$(29,384)	$240	$(21,131)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.21	$(0.33)	$0.00	$(0.24)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shipments – primary aluminum (tonnes):
Direct	183,032	106,284	356,328	199,756
Toll	33,012	69,986	66,501	135,290
Total	216,044	176,270	422,829	335,046

Net sales (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$458.3	$331.9	$126.4	38.1%
Six months ended June 30,	$879.2	$653.2	$226.0	34.6%
In the three months ended June 30, 2014, higher shipment volumes, due to the acquisition of the Sebree smelter on June 1, 2013 and the replacement of a tolling contract that expired December 31, 2013 with a direct sale contract at Grundartangi, had a $115.1 million positive impact on net sales. Direct shipments from our four operating smelters increased 76,748 tonnes in the three months ended June 30, 2014 compared to the same period in 2013. Toll shipments decreased 36,974 tonnes relative to the same period last year. Higher price realizations for our primary aluminum shipments in the three months ended June 30, 2014 were due to higher regional and product premiums, which more than offset lower LME prices for primary aluminum. The higher price realizations resulted in a $11.3 million increase in sales.
In the six months ended June 30, 2014, higher shipment volumes, due to the acquisition of the Sebree smelter on June 1, 2013 and the replacement of a tolling contract that expired December 31, 2013 with a direct sale contract at Grundartangi, had a $251.3 million positive impact on net sales. Direct shipments from our four operating smelters increased 156,572 tonnes in the six months ended June 30, 2014 compared to the same period in 2013. Toll shipments decreased 68,789 tonnes relative to the same period last year. Lower price realizations for our primary aluminum shipments in the six months ended June 30, 2014 were due to lower LME prices for primary aluminum which were partially offset by higher regional and product premiums. The lower price realizations resulted in a $25.3 million decrease in sales.

Gross profit (loss) (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$38.5	$(5.7)	$44.2	(775.4)%
Six months ended June 30,	$36.7	$11.9	$24.8	208.4%
During the three months ended June 30, 2014, higher price realizations, net of LME-based power cost and alumina, increased gross profit by $22.9 million, while increased volume due to the acquisition of the Sebree smelter and the mix shift between toll and direct sales at Grundartangi increased gross profit by $2.2 million. In addition, we experienced $11.5 million in net cost decreases at our smelters relative to the same period in 2013, comprised of: lower costs for power and natural gas at our U.S. smelters, $13.0 million; lower costs for materials, supplies and maintenance, $2.7 million; other cost increases, $2.6 million; increased depreciation, $1.1 million and an increase in our accrual for legal matters, $0.5 million.
During the six months ended June 30, 2014, lower price realizations, net of LME-based power cost and alumina, decreased gross profit by $1.3 million, while increased volume due to the acquisition of the Sebree smelter and the mix shift between toll and direct sales at Grundartangi increased gross profit by $7.2 million. In addition, we experienced $1.2 million in net cost increases at our smelters relative to the same period in 2013, comprised of: lower costs for power and natural gas costs at our U.S. smelters, $1.8 million; lower costs for materials, supplies and maintenance, $6.4 million; other cost increases, $2.6 million; increased depreciation, $3.2 million and an increase in our accrual for legal matters, $3.6 million.
As part of the accounting for the purchase of the Sebree smelter, we recorded a $36.6 million estimated liability for the power contract we assumed based on the difference between the forecasted contract rates and market power rates through the contract termination date in January 2014. This liability was fully amortized over the period from June 1, 2013 through January 31, 2014, resulting in a credit to our depreciation and amortization expense. During the three and six months ended June 30, 2013, the credit for the amortization of the power contract was $2.7 million. During the three and six months ended June 30, 2014, the credit for the amortization of the power contract was $0.0 million and $5.5 million, respectively. This resulted in a quarter to quarter decrease in gross profit of $2.7 million and six month period to period increase in gross profit of $2.8 million.
As of June 30, 2014, the market value of our inventory was above its cost basis, resulting in the release of a lower of cost or market (“LCM”) inventory reserve of $0.1 million that was recorded at March 31, 2014. This resulted in a credit to cost of goods sold for the three months ended June 30, 2014 of $0.1 million. As of June 30, 2013, the market value of our inventory was below its cost basis, resulting in the recording of an LCM inventory reserve of $16.1 million and a charge to cost of goods sold for the three months ended June 30, 2013 of $10.2 million. This resulted in a quarter to quarter increase in gross profit of $10.3 million.
As of June 30, 2014, the market value of our inventory was above its cost basis, resulting in the release of an LCM inventory reserve of $1.2 million that was recorded at December 31, 2013. This resulted in a credit to cost of goods sold for the six months ended June 30, 2014 of $1.2 million. As of June 30, 2013, the market value of our inventory was below its cost basis, resulting in the recording of an LCM inventory reserve of $16.1 million and a charge to cost of goods sold for the six months ended June 30, 2013 of $16.1 million. This resulted in a period to period increase in gross profit of $17.3 million.

Other operating expense – net (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$1.9	$3.0	$(1.1)	(36.7)%
Six months ended June 30,	$4.3	$4.1	$0.2	4.9%
Other operating expense - net is primarily related to items associated with Ravenswood. Period to period charges at the facility have been relatively stable, but some post-employment benefits and other support charges are starting to trend downwards. In addition, in the first quarter of 2013 we reduced an accrual for a legal liability that was ultimately settled for an amount lower than the original accrual.

Selling, general and administrative expenses (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$10.6	$15.2	$(4.6)	(30.3)%
Six months ended June 30,	$20.7	$31.5	$(10.8)	(34.3)%
During the three and six months ended June 30, 2014, we experienced decreased selling, general and administrative charges due to a reduction in external legal and outside professional service support and the absence of the relocation and severance expenses we incurred in 2013 to move our corporate headquarters to Chicago. In addition, we incurred $5.3 million of general and administrative expenses that were evenly spread in 2013 that relate to the integration of the Century Vlissingen anode facility into our business. The Century Vlissingen anode facility is now producing anodes and its costs are included in cost of goods sold in 2014.

Net gain (loss) on forward and derivative contracts (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$0.4	$0.2	$0.2	100.0%
Six months ended June 30,	$(0.5)	$15.7	$(16.2)	(103.2)%
The net gain (loss) on forward and derivative contracts for the six months ended June 30, 2014 was primarily the result of settlements of contracts put in place to provide partial downside price protection for our domestic facilities. As of March 31, 2014, all of these contracts were settled.
The net gain (loss) on forward and derivative contracts for the six months ended June 30, 2013 was primarily the result of an increase in the fair value of a derivative asset embedded in the E.ON contingent liability. This change in fair value resulted in unrealized gains of $16.1 million for the six months ended June 30, 2013.

Gain on bargain purchase (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$—	$5.3	$(5.3)	N/A
Six months ended June 30,	$—	$5.3	$(5.3)	N/A
On June 1, 2013, we acquired the Sebree smelter. The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. We have finalized the purchase price allocation for the assets acquired and liabilities assumed, the purchase price and gain on bargain purchase. Based on the final purchase price allocation, we recorded a gain on bargain purchase of $5.3 million in 2013. See Note 2 Acquisition of Sebree aluminum smelter to the consolidated financial statements included herein for additional information.

Loss on early extinguishment of debt (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$—	$(3.3)	$3.3	N/A
Six months ended June 30,	$—	$(3.3)	$3.3	N/A
In 2013, as a result of the tender offer and redemption of our 8% senior secured notes due 2014 (the "8.0% Notes"), we recorded charges of $3.3 million for loss on early extinguishment of debt. We determined the tender and redemption of the 8.0% Notes should be treated as an extinguishment of the debt and accordingly, we recorded a loss on early extinguishment of debt in the second quarter of 2013. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the tender offer and redemption of the 8.0% Notes.

Income tax expense (in millions)	2014	2013	$ Difference	% Difference
Three months ended June 30,	$(1.7)	$(0.8)	$(0.9)	112.5%
Six months ended June 30,	$(0.6)	$(3.3)	$2.7	(81.8)%
Our income tax expense is based on a forecasted annual effective tax rate applied to current period results, as well as the tax effects of certain discrete items. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance against all of Century's U.S. and certain foreign deferred tax assets, can cause significant variations in the typical relationship between income tax expense and pretax income.
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
Our consolidated cash and cash equivalents balance at June 30, 2014 was approximately $61 million compared to approximately $84 million at December 31, 2013. Century's U.S. revolving credit facility matures in May 2018 and our Iceland revolving credit facility matures in November 2016. As of June 30, 2014, our credit facilities had no outstanding borrowings and approximately $129 million of aggregate net availability. As of June 30, 2014, we had approximately $71 million of letters of credit outstanding under our U.S. revolving credit facility. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the six months ended June 30, 2014 on a gross basis were approximately $86.6 million and $92.6 million, respectively. During the same period, total outstanding indebtedness under our credit facilities at any given time did not exceed $16.7 million. The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable and inventory. Future changes to our sales agreements which have shorter payment terms could reduce our accounts receivable. In addition, any future curtailments of production capacity would reduce accounts receivable and inventory, which comprise the borrowing base of our revolving credit facilities, and could result in a corresponding reduction in availability under the revolving credit facilities. The acquisition of the Sebree smelter increased domestic accounts receivable and inventory and resulted in a corresponding increase in availability under the U.S. revolving credit facility.

We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021. Our remaining 7.5% senior unsecured notes due August 2014 will reach maturity this year, and we expect to make a $2.6 million repayment to retire these notes in the third quarter of 2014.
As of June 30, 2014, the principal and accrued interest for the E.ON contingent obligation was $17.5 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2014 and management’s estimate of the LME forward market beyond the quoted market period, we currently believe that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments. See Note 4 Derivative and hedging instruments and Note 9 Debt to the consolidated financial statements included herein for additional information.
In August 2011, our Board of Directors approved a $60 million common stock repurchase program. Through June 30, 2014, we had expended approximately $50 million under the program, but no repurchases have been made since March 2012.

At June 30, 2014, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued by our Board, in its sole discretion, at any time.
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
In May 2014, we received a one-time payment of approximately $5.5 million from receivables related to adjustments under our Hawesville and Sebree power contracts.
In May 2014, we paid Icelandic withholding taxes on intercompany dividends of approximately $2.8 million and we expect to pay another approximately $2.8 million in August 2014. We anticipate both payments will be refunded in November 2015. In November 2014, we expect to receive a refund for Icelandic withholding taxes paid in 2013 of $9.8 million. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
On June 1, 2013, we acquired the Sebree aluminum smelter from a subsidiary of RTA. In July 2014, we received an arbitration ruling that established the final determination of the applicable working capital adjustments for the Sebree acquisition. As a result of this determination, we will pay RTA approximately $1.0 million in the third quarter of 2014 as final consideration for the acquisition.
In June 2014, we reached a settlement with Orkuveita Reykjavikur ("OR") related to a power contract dispute. Under the agreement, among other things, Nordural Grundartangi ehf paid $3.6 million to OR in July 2014 and OR will release Nordural Grundartangi ehf and Nordural Helguvik ehf from and against all claims related to the reduction in the power purchased under the existing power contracts. As part of the settlement, Nordural Helguvik ehf and OR entered into a supplemental power contract to provide power at LME-based rates, and as may be requested from Grundartangi or Helguvik from time to time, during the remaining term of the existing Nordural Helguvik ehf power contract. Power provided under the supplemental power contract may be used at Helguvik or Grundartangi.
In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of June 30, 2014, these power prepayments totaled approximately $2.0 million. We do not expect to make any additional prepayments in connection with this agreement.
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, cash flow from operations and available borrowings under our revolving credit facilities. For major investment projects, such as the Helguvik project, we would likely seek financing from various capital and loan markets, and may potentially pursue the formation of strategic alliances. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.

Capital expenditures for the six months ended June 30, 2014 were $24.2 million, of which approximately $7.4 million was related to the Grundartangi expansion project and $7.2 million was related to the Century Vlissingen restart. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2014, excluding any expansion of the current production capacity at Century Vlissingen, will be approximately $50 to $60 million.
In order to restart the first 75,000 tonnes of annual anode capacity at Century Vlissingen, we have made approximately $25.4 million in aggregate capital expenditures through June 30, 2014. The first 75,000 tonnes of capacity was restarted in late 2013 and provides an anode supply to Grundartangi to replace third-party anode supply contracts that terminated in 2013. We may increase production capacity to 150,000 tonnes when we conclude it is feasible and advantageous to do so.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $13.4 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be less than $0.5 million per year until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
Adjusted Operating Income (Loss)
We use certain non-GAAP measures when reviewing our operating results, including adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss) adjusted for certain non-cash items from the statement of cash flows and certain non-recurring items.
Our calculations of adjusted operating income (loss) may not be comparable to similarly titled measures reported by other companies due to differences in the components used in their calculations. We believe the presentation of adjusted operating income (loss) is a useful measure to help investors evaluate our capacity to fund our ongoing cash operating requirements, including capital expenditures and debt service obligations. Adjusted operating income (loss) should not be considered as a substitute for operating income (loss) as determined in accordance with GAAP. The following table includes a reconciliation of adjusted operating income (loss) to operating income (loss), the most comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating income (loss)	$26,012	$(23,870)	$11,778	$(23,683)
Depreciation	17,375	16,210	35,143	31,898
Sebree power contract amortization	—	(2,741)	(5,534)	(2,741)
LCM adjustment	(140)	10,211	(1,247)	16,049
Legal reserve	500	—	3,600	(2,225)
Adjusted operating income (loss)	$43,747	$(190)	$43,740	$19,298

Historical
Our statements of cash flows for the six months ended June 30, 2014 and 2013 are summarized below:

	Six months ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$8,628	$22,976
Net cash used in investing activities	(25,458)	(71,057)
Net cash used in financing activities	(5,874)	(8,364)
Change in cash and cash equivalents	$(22,704)	$(56,445)
Net cash provided by operating activities for the six months ended June 30, 2014 was $8.6 million, compared to net cash provided by operating activities of $23.0 million for the six months ended June 30, 2013. The decrease in cash provided by operating activities in 2014 compared to 2013 was primarily due to cash used for changes in working capital and other items which was approximately $35 million higher in 2014 compared to 2013 and a separation payment to our former CEO of approximately $10 million in 2014. The decrease in cash provided by operating activities was partially offset by our adjusted operating income which was $24.4 million higher in 2014 compared to 2013. In addition, contributions to our pension plans were approximately $5 million lower in 2014 compared to 2013; cash paid for interest was approximately $2 million lower in 2014 compared to 2013 (due to the debt refinancing and lower interest rates), and; net cash paid for income/withholding taxes was approximately $1 million lower in 2014 compared to 2013.
Our net cash used in investing activities for the six months ended June 30, 2014 was $25.5 million, compared to $71.1 million for the six months ended June 30, 2013. The decrease in cash used was primarily due to payments of $48.0 million for the purchase of the Sebree smelter in June 2013 and higher capital expenditures for the Helguvik project for the six months ended June 30, 2013 compared to the same period in 2014. The decrease was partially offset by $3.5 million higher capital expenditures for the Vlissingen restart project for the six months ended June 30, 2014 compared to 2013 and slightly higher restricted cash deposits of $0.6 million in 2014.
Our net cash used in financing activities for the six months ended June 30, 2014 was $5.9 million, which was primarily related to net repayments under our revolving credit facilities of $6.0 million, compared to net cash used of $8.4 million for the six months ended June 30, 2013, which was primarily related to the net costs associated with the extinguishment of our 8.0% Notes and the issuance of our 7.5% Notes due 2021 (the "7.5% Notes").
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
Apart from the Glencore Grundartangi Metal Agreement, the Southwire Metal Agreement and the Glencore Sweep
Agreement (a contract for all metal produced in the U.S. in 2013, less existing sales agreements and valued-added metal sales, which expired at the end of 2013), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	June 30, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	106,530	118,373
Other forward delivery contracts – Glencore	48,808	20,008
Other forward delivery contracts – fixed price	207	—
Other forward delivery contracts – fixed price with Glencore	31	—
We had no outstanding primary aluminum forward financial sales contracts at June 30, 2014. We had no fixed price forward financial contracts to purchase aluminum at June 30, 2014.
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

Electrical power price sensitivity by location:
	Hawesville	Sebree	Total
Expected average load (in megawatts ("MW"))	482	385	867
Quarterly estimated electrical power usage (in megawatt hours ("MWh"))	1,055,580	843,150	1,898,730
Quarterly cost impact of an increase or decrease of $1 per MWh (in thousands)	$1,100	$800	$1,900
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	7,594,920
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$7,600

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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of June 30, 2014, we had no foreign currency forward contracts outstanding.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2014.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 1, 2013, we acquired the Sebree smelter and we are currently in the process of extending our internal control over financial reporting to Sebree's operations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at June 30, 2014, refer to Note 10 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2014. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013. You should be aware that these risk factors and other information may not describe every risk facing Century. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Offer Letter, dated April 24, 2014 and executed April 27, 2014, between Century Aluminum Company and Rick T. Dillon	8-K	001-34474	June 16, 2014
10.2	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.3	Termination of Employment and Severance Protection Agreements, dated June 27, 2014, by and between Century Aluminum Company and Michael Bless	8-K	001-34474	June 27, 2014
10.4	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.5	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.6	Amendment No. 2 to the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.7
Form of Performance Unit Award Agreement under the Amended and Restated Stock Incentive Plan and the Amended and Restated Long-Term Incentive Plan for the January 1, 2014 to December 31, 2016 performance period
		8-K	001-34474	June 27, 2014
10.8
Form of Time-Vesting Performance Share Unit Award Agreement under the Amended and Restated Stock Incentive Plan and the Amended and Restated Long-Term Incentive Plan for the January 1, 2014 to December 31, 2016 performance period
		8-K	001-34474	June 27, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
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

Century Aluminum Company

Date:	August 8, 2014	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2014	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Offer Letter, dated April 24, 2014 and executed April 27, 2014, between Century Aluminum Company and Rick T. Dillon	8-K	001-34474	June 16, 2014
10.2	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.3	Termination of Employment and Severance Protection Agreements, dated June 27, 2014, by and between Century Aluminum Company and Michael Bless	8-K	001-34474	June 27, 2014
10.4	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.5	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.6	Amendment No. 2 to the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014	8-K	001-34474	June 27, 2014
10.7
Form of Performance Unit Award Agreement under the Amended and Restated Stock Incentive Plan and the Amended and Restated Long-Term Incentive Plan for the January 1, 2014 to December 31, 2016 performance period
		8-K	001-34474	June 27, 2014
10.8
Form of Time-Vesting Performance Share Unit Award Agreement under the Amended and Restated Stock Incentive Plan and the Amended and Restated Long-Term Incentive Plan for the January 1, 2014 to December 31, 2016 performance period
		8-K	001-34474	June 27, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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