Form 10-Q
period 2014-09-30
CENTURY ALUMINUM CO
filed 2014-11-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
☐ Yes ☒ No

The registrant had 88,948,158 shares of common stock outstanding at October 31, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
NET SALES:
Third-party customers	$175,857	$271,016	$480,872	$680,480
Related parties	324,775	128,912	898,931	372,659
	500,632	399,928	1,379,803	1,053,139
Cost of goods sold	424,918	387,574	1,267,343	1,028,901
Gross profit	75,714	12,354	112,460	24,238
Other operating expense – net	1,417	2,174	5,705	6,288
Selling, general and administrative expenses	12,146	14,422	32,826	45,875
Operating income (loss)	62,151	(4,242)	73,929	(27,925)
Interest expense	(5,493)	(5,406)	(16,541)	(17,706)
Interest income	23	141	197	458
Net gain (loss) on forward and derivative contracts	353	440	(174)	16,151
Gain on bargain purchase	—	—	—	5,253
Loss on early extinguishment of debt	—	—	—	(3,272)
Other income (expense) – net	(470)	213	(423)	(1,001)
Income (loss) before income taxes and equity in earnings of joint ventures	56,564	(8,854)	56,988	(28,042)
Income tax expense	(6,444)	(1,384)	(7,004)	(4,714)
Income (loss) before equity in earnings of joint ventures	50,120	(10,238)	49,984	(32,756)
Equity in earnings of joint ventures	285	731	661	2,118
Net income (loss)	$50,405	$(9,507)	$50,645	$(30,638)

Net income (loss) allocated to common stockholders	$46,277	$(9,507)	$46,487	$(30,638)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.52	$(0.11)	$0.52	$(0.35)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,827	88,611	88,777	88,588
Diluted	89,532	88,611	89,372	88,588

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss):
Net income (loss)	$50,405	$(9,507)	$50,645	$(30,638)
Other comprehensive income (loss) before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(46)	(46)	(139)	(139)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period		—	440	10,349
Amortization of prior service benefit during the period	(952)	(968)	(2,856)	(2,912)
Amortization of net loss during the period	1,402	1,880	4,207	6,362
Other comprehensive income before income tax effect	404	866	1,652	13,660
Income tax effect	(557)	(383)	(1,837)	(1,148)
Other comprehensive income (loss)	(153)	483	(185)	12,512
Total comprehensive income (loss)	$50,252	$(9,024)	$50,460	$(18,126)

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$133,410	$84,088
Restricted cash	1,217	1,697
Accounts receivable — net	50,576	56,184
Due from affiliates	52,452	43,587
Inventories	241,750	239,615
Prepaid and other current assets	29,101	32,276
Deferred taxes	13,614	13,614
Total current assets	522,120	471,061
Property, plant and equipment — net	1,221,705	1,247,661
Other assets	95,656	91,474
TOTAL	$1,839,481	$1,810,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$89,918	$108,490
Due to affiliates	64,917	53,582
Accrued and other current liabilities	46,007	69,466
Accrued employee benefits costs	8,672	8,410
Industrial revenue bonds	7,815	7,815
Total current liabilities	217,329	247,763
Senior notes payable	246,796	246,528
Accrued pension benefits costs — less current portion	40,322	39,848
Accrued postretirement benefits costs — less current portion	129,130	129,284
Other liabilities	38,879	37,743
Deferred taxes	112,694	106,218
Total noncurrent liabilities	567,821	559,621
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 78,670 outstanding at September 30, 2014; 160,000 issued and 79,620 outstanding at December 31, 2013)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,724,391 issued and 88,937,870 outstanding at September 30, 2014; 93,496,798 issued and 88,710,277 outstanding at December 31, 2013)	937	935
Additional paid-in capital	2,509,631	2,508,574
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(92,017)	(91,832)
Accumulated deficit	(1,314,297)	(1,364,942)
Total shareholders’ equity	1,054,331	1,002,812
TOTAL	$1,839,481	$1,810,196
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,645	$(30,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net gain on forward contracts	—	(762)
Gain on bargain purchase	—	(5,253)
Unrealized gain on E.ON contingent obligation	(1,059)	(16,428)
Accrued and other plant curtailment costs — net	3,267	3,380
Lower of cost or market inventory adjustment	(1,247)	10,286
Depreciation	52,784	49,082
Sebree power contract amortization	(5,534)	(14,461)
Debt discount amortization	268	586
Pension and other postretirement benefits	1,432	(2,674)
Deferred income taxes	6,502	(1,532)
Stock-based compensation	957	961
Loss on early extinguishment of debt	—	3,272
Equity in earnings of joint ventures, net of dividends	(661)	(2,118)
Change in operating assets and liabilities:
Accounts receivable — net	5,608	(1,063)
Due from affiliates	(8,866)	12,915
Inventories	(889)	(22,848)
Prepaid and other current assets	3,035	(4,892)
Accounts payable, trade	(8,885)	26,547
Due to affiliates	11,336	32,002
Accrued and other current liabilities	(7,566)	2,209
Other — net	(3,413)	3,887
Net cash provided by operating activities	97,714	42,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,865)	(31,994)
Nordural expansion — Helguvik	(277)	(2,855)
Purchase of carbon anode assets and improvements	(12,280)	(8,519)
Purchase of Sebree smelter	(1,042)	(48,058)
Proceeds from sale of property, plant and equipment	46	515
Restricted and other cash deposits	480	(3,015)
Net cash used in investing activities	$(39,938)	$(93,926)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(2,603)	$(249,604)
Proceeds from issuance of debt	—	246,330
Borrowings under revolving credit facilities	91,731	16,725
Repayments under revolving credit facilities	(97,731)	—
Debt issuance costs	—	(3,994)
Debt retirement costs	—	(1,208)
Issuance of common stock	149	44
Net cash provided by (used in) financing activities	(8,454)	8,293
CHANGE IN CASH AND CASH EQUIVALENTS	49,322	(43,175)
Cash and cash equivalents, beginning of period	84,088	183,976
Cash and cash equivalents, end of period	$133,410	$140,801

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Acquisition of Sebree aluminum smelter
On June 1, 2013, our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"), acquired the Sebree aluminum smelter ("Sebree") from a subsidiary of Rio Tinto Alcan, Inc. ("RTA"). Sebree, located in Robards, Kentucky, has an annualized hot metal production capacity of 205,000 tonnes of primary aluminum and employs approximately 500 people. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments). As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and funded the pension plan assumed by Century in accordance with the purchase agreement.
Working Capital Adjustment
In July 2014, we reached the final determination of the working capital adjustments for the Sebree acquisition, resulting in a final purchase price of $49,035. As the final determination was subsequent to the expiration of measurement period defined under ASC 805, we recognized a gain of approximately $965 in the second quarter of 2014 (these adjustments were not included as part of the gain on bargain purchase recorded in 2013). The gain was recorded in other income (expense) - net, from the release of accrued amounts related to the acquisition.
Purchase Price Allocation
Allocating the purchase price to the acquired assets and liabilities involves management judgment. We allocated the purchase price in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 "Business Combinations" using the estimated fair values at the date of acquisition. Based on the final purchase price allocation, we recorded a gain on bargain purchase of $5,253 in 2013. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

Acquisition Date Fair Value
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following unaudited pro forma financial information for the three and nine months ended September 30, 2013 reflects our results of continuing operations as if the acquisition of Sebree had been completed on January 1, 2013. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2013, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

Nine months ended September 30,
2013
Pro forma revenues	$1,261,533
Pro forma loss from continuing operations	(57,853)
Loss per common share, basic	(0.65)
Loss per common share, diluted	(0.65)
Our net income for the three months ended September 30, 2014 and 2013, includes a non-recurring credit for the amortization of the deferred power contract liability of $0 and $11,720, respectively. Our net income for the nine months ended September 30, 2014 and 2013 includes a non-recurring credit for the amortization of the deferred power contract liability of $5,534 and $14,461, respectively, related to the amortization of an unfavorable power contract assumed as part of the Sebree acquisition resulting in a credit to our depreciation and amortization expense within cost of goods sold on the consolidated statement of operations for the first quarter of 2014. The power contract terminated on January 31, 2014.

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

Recurring Fair Value Measurements	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$125,960	$—	$—	$125,960
Trust assets	8,835	—	—	8,835
Surety bonds	1,987	—	—	1,987
TOTAL	$136,782	$—	$—	$136,782
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$49,658	$—	$—	$49,658
Trust assets	11,151	—	—	11,151
Surety bonds	2,002	—	—	2,002
Midwest premium contracts	—	—	140	140
TOTAL	$62,811	$—	$140	$62,951
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
Primary aluminum sales contract	—	—	140	140
TOTAL	$—	$—	$140	$140

(1)	See Note 9 Debt for additional information about the E.ON contingent obligation.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Change in Level 3 Fair Value Measurements during the three months ended September 30,
	Derivative liabilities - net
	2014	2013
Beginning balance, July 1,	$—	$(773)
Total gain included in earnings	—	365
Ending balance, September 30,	$—	$(408)
Amount of gain included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at September 30,	$—	$365

Change in Level 3 Fair Value Measurements during the nine months ended September 30,
	Derivative liabilities - net
	2014	2013
Beginning balance, January 1,	$—	$(16,539)
Total gain (loss) included in earnings	(940)	16,131
Settlements	940	—
Ending balance, September 30,	$—	$(408)
Amount of gain included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at September 30,	$—	$16,131
The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statements of operations under net gain (loss) on forward and derivative contracts. See Note 4 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

4.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	September 30, 2014	December 31, 2013
DERIVATIVE ASSETS:
Midwest premium contracts	Prepaid and other current assets	$—	$140
TOTAL		$—	$140

DERIVATIVE LIABILITIES:
Primary aluminum sales contract	Accrued and other current liabilities	$—	$140
E.ON contingent obligation – net (1)	Other liabilities	—	—
TOTAL		$—	$140

(1)	See Note 9 Debt for additional information about the E.ON contingent obligation.

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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location	2014	2013	2014	2013
E.ON contingent obligation – net	Net gain (loss) on forward and derivative contracts	$353	$353	$1,059	$16,428
Midwest premium contracts	Net gain (loss) on forward and derivative contracts	—	363	(1,080)	363
Primary aluminum sales contract	Related party sales	—	278	292	1,039
Primary aluminum sales contract	Net gain (loss) on forward and derivative contracts	—	(276)	(153)	(640)
E.ON contingent obligation – net	Interest expense – third party	(353)	(353)	(1,059)	(1,059)
We had the following outstanding forward contracts that were not designated as hedging instruments:

	September 30, 2014	December 31, 2013
Primary aluminum sales contract premium (tonnes) (1)	—	1,782
Midwest premium contracts (tonnes)	—	6,000

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.
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
Our Series A Convertible Preferred Stock has similar characteristics to a "participating security" as described by ASC 260 "Earnings Per Share" and we calculate the amount of earnings (loss) available to common shareholders and basic EPS using the Two-Class Method earnings allocation formula, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table shows the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,
	2014			2013
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$50,405			$(9,507)
Amount allocated to common stockholders (1)	91.81%			100%
Basic EPS:
Income (loss) allocable to common stockholders	46,277	88,827	$0.52	(9,507)	88,611	$(0.11)
Effect of Dilutive Securities:
Share-based compensation plans	—	705		—	—
Diluted EPS:
Income (loss) applicable to common stockholders with assumed conversion	$46,277	89,532	$0.52	$(9,507)	88,611	$(0.11)

	For the nine months ended September 30,
	2014			2013
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$50,645			$(30,638)
Amount allocated to common stockholders (1)	91.79%			100%
Basic EPS:
Income (loss) allocable to common stockholders	46,487	88,777	$0.52	(30,638)	88,588	$(0.35)
Effect of Dilutive Securities:
Share-based compensation plans	—	595		—	—
Diluted EPS:
Income (loss) applicable to common stockholders with assumed conversion	$46,487	89,372	$0.52	$(30,638)	88,588	$(0.35)

(1)	We have not allocated net losses between common and preferred stockholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

Securities excluded from the calculation of diluted EPS:	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Stock options (1)	338,433	620,334	344,433	620,334
Service-based share awards (1)	—	573,628	—	522,032

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
Stock Repurchase Program
In August 2011, our Board of Directors approved a stock repurchase program. Under the program, we may repurchase up to $60,000 of our outstanding shares of common stock from time to time on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions, the trading price of the stock and other factors. The repurchase program may be expanded, suspended or discontinued at any time.
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
From August 11, 2011 through September 30, 2014, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We have made no repurchases since March 2012 and had approximately $10,076 remaining under the repurchase program authorization as of September 30, 2014.
Series A Convertible Preferred Stock

Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the nine months ended September 30, 2014 and 2013.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(950)	—	95,039
Issuance for share-based compensation plans	—	—	132,554
Ending balance as of September 30, 2014	78,670	4,786,521	88,937,870

Beginning balance as of December 31, 2012	80,283	4,786,521	88,548,637
Conversion of convertible preferred stock	(549)	—	54,825
Issuance for share-based compensation plans	—	—	79,469
Ending balance as of September 30, 2013	79,734	4,786,521	88,682,931

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

7.	Income taxes
We recorded income tax expense for the nine months ended September 30, 2014 of $7,004, which primarily consisted of foreign and state income taxes. Our domestic deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance; therefore, the domestic losses were not benefited.
We recorded income tax expense for the nine months ended September 30, 2013 of $4,714, which primarily consisted of foreign and state income taxes.
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
As of September 30, 2014, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at September 30, 2014, is not more likely than not to be achieved.
Our Icelandic tax returns are subject to examination beginning with the 2008 tax year. A review of our 2010 through 2012 tax years was recently completed by the Directorate of Internal Revenue of Iceland and no further action is expected for this matter.

8.	Inventories

Inventories consist of the following:	September 30, 2014	December 31, 2013
Raw materials	$67,145	$69,776
Work-in-process	21,597	22,183
Finished goods	16,722	17,661
Operating and other supplies	136,286	129,995
Inventories	$241,750	$239,615
Inventories are stated at the lower of cost or market, using the first-in, first-out method.

9.	Debt

	September 30, 2014	December 31, 2013
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
7.5% senior unsecured notes due August 15, 2014, interest payable semiannually (2)(3)	—	2,603
Iceland revolving credit facility (3)(4)	—	6,000
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $3,204 and $3,472, respectively, interest payable semiannually	246,796	246,528
TOTAL	$254,611	$262,946

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2014 was 0.24%.

(2)	The amount outstanding was repaid upon maturity.

(3)	These items are recorded in accrued and other current liabilities based on the repayment terms and expected maturity.

(4)	Borrowings under the Iceland revolving credit facility bear variable interest based on LIBOR plus the applicable margin per annum. The interest rate at December 31, 2013 was 3.92%.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas, and Morgan Stanley Senior Funding Inc., as lenders, are parties to the Amended and Restated Loan and Security Agreement (the "U.S. revolving credit facility"), dated May 24, 2013, as amended. The U.S. revolving credit facility has a term through May 24, 2018 and provides for borrowings of up to $150,000 in the aggregate, including up to $80,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. See Note 17 Subsequent events for additional information about an amendment to the U.S. revolving credit facility.
Status of our U.S. revolving credit facility:

September 30, 2014
Credit facility maximum amount	$148,560
Borrowing availability, net of outstanding letters of credit	76,327
Outstanding borrowings	—
Letter of credit sub-facility amount	80,000
Outstanding letters of credit issued	72,233
Borrowing Base.  The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of accounts receivable and inventory of the Borrowers which meet the eligibility criteria.
 Guaranty.  The Borrowers' obligations under the U.S. revolving credit facility are guaranteed by certain of our domestic subsidiaries and secured by a continuing lien upon, and a security interest in, all of the Borrowers' accounts receivable, inventory and certain bank accounts.  Each Borrower is liable for any and all obligations under the U.S. revolving credit facility on a joint and several basis.
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

Iceland Revolving Credit Facility

General. Nordural Grundartangi ehf, as borrower, and Landsbankinn hf., as lender, entered into a three-year $50,000 Committed Revolving Credit Facility agreement (the "Iceland revolving credit facility"), dated November 27, 2013. Grundartangi may in the future use the Iceland revolving credit facility to repay existing indebtedness or to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 27, 2016.
Status of our Iceland revolving credit facility:

September 30, 2014
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
Based on the LME forward market prices for primary aluminum at September 30, 2014 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $1,059 and $16,428 in net gain (loss) on forward and derivative contracts for the nine months ended September 30, 2014 and 2013, respectively. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss. The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	September 30, 2014	December 31, 2013
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(4,938)	(3,879)
E.ON contingent obligation – derivative asset	Other liabilities	17,840	16,781
		$—	$—

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,340 and $999 at September 30, 2014 and December 31, 2013, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through September 30, 2014, we have expended approximately $1,033 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa in 1995.
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
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USWA"), the USWA’s local and certain CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia. In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing any modifications to the retiree medical benefits while these lawsuits are pending, which was dismissed by the trial court, and affirmed upon appeal. CAWV has filed a motion for summary judgment of these actions. The case in chief is currently proceeding in the trial court, subject to the court’s ruling on the motion for summary judgment.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Power Commitments and Contingencies
Hawesville
We are party to a power supply arrangement with Kenergy and Big Rivers, in effect since August 2013, which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs incurred by them. In connection with this power arrangement, CAKY has received approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability.
Sebree
 We are party to a power supply arrangement with Kenergy and Big Rivers, effective since January 2013, which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by them.
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

On June 30, 2014, Mt. Holly gave notice to Santee Cooper under the Santee Cooper Agreement to reduce the contract demand to zero effective December 31, 2015. We are continuing discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015.
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
Grundartangi
Nordural Grundartangi ehf has power purchase agreements with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter.  These power purchase agreements, which will expire on various dates from 2019 through 2036 (subject to extension), provide power at LME-based variable rates.  Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or Helguvik and is currently being utilized at Grundartangi.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of September 30, 2014, these power prepayments totaled approximately $2,267. We do not expect to realize the benefits from the prepayments in the near term.
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

In July 2014, HS commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. Nordural Helguvik ehf believes HS' renewed claims are without merit and intends to defend itself against them.

In June 2014, Nordural Helguvik ehf entered into a supplemental power contract with OR. The supplemental power contract will expire in October 2036 (or upon the occurrence of certain earlier events) and will provide Grundartangi or Helguvik with supplemental power at LME-based rates, as may be requested from Grundartangi or Helguvik from time to time.
Other Commitments and Contingencies
Labor Commitments
Approximately 73% of our U.S. based work force is represented by the USWA. CAKY’s Hawesville employees represented by the USWA are under a collective bargaining agreement that expires on March 31, 2015. The Sebree employees represented by the USWA are under a collective bargaining agreement that expires on October 28, 2019.
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
Other forward delivery contracts

	September 30, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	72,025	118,373
Other forward delivery contracts – Glencore	40,760	20,008
Other forward delivery contracts – fixed price	500	—
Other forward delivery contracts – fixed price with Glencore	480	—
We had no outstanding primary aluminum forward financial sales contracts at September 30, 2014. We had no fixed price forward financial contracts to purchase aluminum at September 30, 2014.

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, which are accounted for as derivative instruments. See Note 4 Derivative and hedging instruments for additional information about these instruments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

12.	Supplemental cash flow information

	Nine months ended September 30,
	2014	2013
Cash paid for:
Interest	$9,684	$11,293
Income/withholding taxes (1)	10,079	27,254
Non-cash investing activities:
Accrued capital costs	$663	$5,734

(1)
We paid withholding taxes in Iceland on intercompany dividends of $5,491 and $18,067 during the nine months ended September 30, 2014 and 2013, respectively. Our tax payments in Iceland for withholding taxes, income taxes and any associated refunds are denominated in Icelandic kronur ("ISK").

13.	Asset retirement obligations ("ARO")
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.
The reconciliation of the changes in the asset retirement obligations is presented below:

	Nine months ended September 30, 2014	Year ended December 31, 2013
Beginning balance, ARO liability	$27,113	$16,124
Additional ARO liability incurred	1,493	1,730
ARO liabilities settled	(3,547)	(2,580)
Accretion expense	1,114	1,733
Additional ARO liability from Sebree acquisition	—	10,106
Ending balance, ARO liability	$26,173	$27,113
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
14.Components of accumulated other comprehensive loss

	September 30, 2014	December 31, 2013
Defined benefit plan liabilities	$(90,386)	$(92,177)
Equity in investee other comprehensive income (1)	(12,651)	(12,650)
Unrealized loss on financial instruments	(1,202)	(1,064)
Other comprehensive loss before income tax effect	(104,239)	(105,891)
Income tax effect (2)	12,222	14,059
Accumulated other comprehensive loss	$(92,017)	$(91,832)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	September 30, 2014	December 31, 2013
Defined benefit plan liabilities	$12,445	$14,256
Equity in investee other comprehensive income	368	418
Unrealized loss on financial instruments	(591)	(615)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, July 1, 2014	$(77,843)	$(12,266)	$(1,755)	$(91,864)
Other comprehensive income (loss) before reclassifications	—	(17)	—	(17)
Net amount reclassified to net income	(98)	—	(38)	(136)
Balance, September 30, 2014	$(77,941)	$(12,283)	$(1,793)	$(92,017)

Balance, July 1, 2013	$(125,302)	$(12,258)	$(1,603)	$(139,163)
Other comprehensive income (loss) before reclassifications	—	(17)	—	(17)
Net amount reclassified to net loss	538	—	(38)	500
Balance, September 30, 2013	$(124,764)	$(12,275)	$(1,641)	$(138,680)

Balance, December 31, 2013	$(77,921)	$(12,232)	$(1,679)	$(91,832)
Other comprehensive income (loss) before reclassifications	440	(51)	—	389
Net amount reclassified to net income	(460)	—	(114)	(574)
Balance, September 30, 2014	$(77,941)	$(12,283)	$(1,793)	$(92,017)

Balance, December 31, 2012	$(137,441)	$(12,224)	$(1,527)	$(151,192)
Other comprehensive income (loss) before reclassifications	10,349	(51)	—	10,298
Net amount reclassified to net loss	2,328	—	(114)	2,214
Balance, September 30, 2013	$(124,764)	$(12,275)	$(1,641)	$(138,680)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		For the three months ended September 30,		For the nine months ended September 30,
AOCI Components	Location	2014	2013	2014	2013
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$308	$764	$924	$2,758
	Selling, general and administrative expenses	142	148	427	692
	Income tax expense	(548)	(374)	(1,811)	(1,122)
	Net of tax	$(98)	$538	$(460)	$2,328

Equity in investee other comprehensive income	Cost of goods sold	$—	$—	$—	$—
	Income tax expense	(17)	(17)	(51)	(51)
	Net of tax	$(17)	$(17)	$(51)	$(51)

Unrealized loss on financial instruments	Cost of goods sold	$(46)	$(46)	$(139)	$(139)
	Income tax expense	8	8	25	25
	Net of tax	$(38)	$(38)	$(114)	$(114)

15.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$1,333	$1,686	$3,999	$3,292
Interest cost	2,871	2,903	8,612	6,293
Expected return on plan assets	(3,550)	(3,723)	(10,648)	(7,337)
Amortization of prior service costs	9	30	27	85
Amortization of net loss	477	723	1,430	2,428
Curtailment	—	—	—	(18)
Net periodic benefit cost	$1,140	$1,619	$3,420	$4,743

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$397	$700	$1,191	$1,862
Interest cost	1,603	1,474	4,809	4,230
Amortization of prior service cost	(961)	(998)	(2,883)	(2,997)
Amortization of net loss	925	1,157	2,777	3,934
Curtailment	—	—	—	(20)
Net periodic benefit cost	$1,964	$2,333	$5,894	$7,009
Employer contributions
During the nine months ended September 30, 2014, we made contributions of approximately $3,296 to the qualified defined benefit plans we sponsor.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

16.	Recently issued accounting standards updates
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 "Revenue From Contracts with Customers" by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.
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
Agreement to acquire full ownership of Mt. Holly aluminum smelter
On October 23, 2014, we announced that our wholly owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), had entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax Inc. ("Alumax"), a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"), pursuant to which, upon closing, Century will acquire Alcoa’s 50.3% stake in Mt. Holly. Following the closing of the transaction, Century will own 100% of Mt. Holly. Mt. Holly, located in Berkeley County, South Carolina, employs approximately 600 people and has an annual production capacity of 229,000 tonnes of primary aluminum.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley has agreed to acquire all of the issued and outstanding shares of capital stock of Alumax of South Carolina Inc., a wholly owned subsidiary of Alumax for $67,500 in cash less certain amounts owed by Alumax to Mt. Holly and subject to working capital and other similar adjustments (the "Acquisition"). The Acquisition is expected to close in the fourth quarter of 2014 and is subject to customary closing conditions. Century expects to pay for the Acquisition with available cash on hand and borrowings under its revolving credit facility.
Amendment to U.S. revolving credit facility

On October 23, 2014, we entered into an amendment to the U.S. revolving credit facility, pursuant to which the participating banks consented to the Acquisition and revised certain covenants for a 120-day period following the Acquisition to permit the transaction. The amendment also increased Century’s letter of credit sub-facility from $80,000 to $100,000. See Note 9 Debt for additional information about the U.S. revolving credit facility.

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

Forward-looking statements in this quarterly report and in our other SEC reports, for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Our business objectives, strategies and initiatives, the growth of our business (including with respect to production and production capacity) and our competitive position and prospects;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Access to existing or future financing arrangements;

•	Our ability to repay debt in the future, including the E.ON contingent obligation;

•
Estimates of our pension and other postretirement liabilities and future payments, property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Our ability to successfully manage transmission issues and wholesale market power price risk and to control or reduce power costs;

•	Our assessment of power pricing and our ability to successfully obtain and/or implement long-term competitive power arrangements for our operations and projects;

•	Our ability to successfully produce value-added products at our smelters;

•
Future construction investment and development, including at the Helguvik Project, the Vlissingen project and our expansion project at Grundartangi, including our discussions regarding securing sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, timing, production capacity and sources of funding;

•	Our ability to successfully complete and derive benefit from the acquisition of Mt. Holly;

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking statements cautionary language contained in our Annual Report on Form 10-K, quarterly reports on Form 10-Q and in other filings made with the Securities and Exchange Commission. Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Agreement to acquire full ownership of Mt. Holly aluminum smelter
On October 23, 2014, we announced that Berkeley had entered into a stock purchase agreement with Alumax, a wholly-owned subsidiary of Alcoa, pursuant to which, upon closing, Century will acquire Alcoa’s 50.3% stake in Mt. Holly. Following the closing of the transaction, Century will own 100% of Mt. Holly. Mt. Holly, located in Berkeley County, South Carolina, employs approximately 600 people and has an annual production capacity of 229,000 tonnes of primary aluminum.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley has agreed to acquire all of the issued and outstanding shares of capital stock of Alumax of South Carolina Inc., a wholly owned subsidiary of Alcoa for $67.5 million in cash less certain amounts owed by Alumax to Mt. Holly and subject to working capital and other similar adjustments. The Acquisition is expected to close in the fourth quarter of 2014 and is subject to customary closing conditions. Century expects to pay for the Acquisition with available cash on hand and borrowings under its revolving credit facility. See Part II Item 1A - Risk Factors for a discussion of risks related to the Mt. Holly acquisition.
Amendment to U.S. revolving credit facility

On October 23, 2014, we entered into an amendment to the U.S. revolving credit facility, pursuant to which the participating banks consented to the Acquisition and revised certain covenants for a 120-day period following the Acquisition to permit the transaction. The amendment also increased Century’s letter of credit sub-facility from $80 million to $100 million.

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

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
NET SALES:
Third-party customers	$175,857	$271,016	$480,872	$680,480
Related parties	324,775	128,912	898,931	372,659
Total	$500,632	$399,928	$1,379,803	$1,053,139
Gross profit	$75,714	$12,354	$112,460	$24,238
Net income (loss)	$50,405	$(9,507)	$50,645	$(30,638)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.52	$(0.11)	$0.52	$(0.35)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shipments – primary aluminum (tonnes):
Direct	181,394	140,120	537,722	339,876
Toll	36,820	72,677	103,321	207,967
Total	218,214	212,797	641,043	547,843

Net sales (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$500.6	$399.9	$100.7	25.2%
Nine months ended September 30,	$1,379.8	$1,053.1	$326.7	31.0%
In the three months ended September 30, 2014, higher price realizations had a positive impact on net sales of $62.3 million. Also, a shift in product mix, due to the replacement of a tolling contract that expired December 31, 2013 with a direct sale contract at Grundartangi had a $38.4 million positive impact on net sales. Direct shipments from our four operating smelters increased 41,274 tonnes in the three months ended September 30, 2014 compared to the same period in 2013. Toll shipments decreased 35,857 tonnes relative to the same period last year.
In the nine months ended September 30, 2014, higher shipment volumes, due to the acquisition of the Sebree smelter on June 1, 2013 and a shift in product mix from toll to direct sales at Grundartangi, had a $291.3 million positive impact on net sales. Higher price realizations had a positive impact on net sales of $35.3 million. Also, direct shipments from our four operating smelters increased 197,846 tonnes in the nine months ended September 30, 2014 compared to the same period in 2013. Toll shipments decreased 104,646 tonnes relative to the same period last year.

Gross profit (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$75.7	$12.4	$63.3	510.5%
Nine months ended September 30,	$112.5	$24.2	$88.3	364.9%
During the three months ended September 30, 2014, higher price realizations, net of LME-based power cost and alumina, increased gross profit by $63.8 million, while increased volume due to the acquisition of the Sebree smelter and the mix shift between toll and direct sales at Grundartangi increased gross profit by $4.4 million. In addition, we experienced $12.6 million in net cost decreases at our smelters relative to the same period in 2013, comprised of: lower costs for power and natural gas at our U.S. smelters, $18.1 million; higher costs for materials, supplies and maintenance, $2.3 million; other cost increases, $2.8 million and increased depreciation, $0.4 million.
During the nine months ended September 30, 2014, higher price realizations, net of LME-based power cost and alumina, increased gross profit by $58.7 million, while increased volume due to the acquisition of the Sebree smelter and the mix shift between toll and direct sales at Grundartangi increased gross profit by $2.0 million. In addition, we experienced $25.1 million in net cost decreases at our smelters relative to the same period in 2013, comprised of: lower costs for power and natural gas costs at our U.S. smelters, $24.9 million; lower costs for materials, supplies and maintenance, $7.2 million; other cost increases, $3.4 million and increased depreciation, $3.6 million.
As part of the accounting for the purchase of the Sebree smelter, we recorded a $36.6 million estimated liability for the power contract we assumed based on the difference between the forecasted contract rates and market power rates through the contract termination date in January 2014. This liability was fully amortized over the period from June 1, 2013 through January 31, 2014, resulting in a credit to our depreciation and amortization expense. During the three and nine months ended September 30, 2013, the credit for the amortization of the power contract was $11.7 million and $14.5 million, respectively. During the three and nine months ended September 30, 2014, the credit for the amortization of the power contract was $0.0 million and $5.5 million, respectively. This resulted in a quarter to quarter decrease in gross profit of $11.7 million and nine month period to period decrease in gross profit of $9.0 million.
Due to nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations can have a significant impact on cost of goods sold and gross profit in any period. Reductions in value below cost basis at the end of a period are the new basis for inventory as it turns in subsequent periods. Comparing the three months ended September 30, 2014 to 2013, this resulted in a period to period decrease in gross profit of $5.8 million.
Cost of goods sold was positively impacted by $1.2 million during the nine months ended September 30, 2014 and negatively impacted by $10.3 million for the nine months ended September 30, 2013 due to these valuation adjustments. This resulted in a period to period increase in gross profit of $11.5 million.

Other operating expense – net (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$1.4	$2.2	$(0.8)	(36.4)%
Nine months ended September 30,	$5.7	$6.3	$(0.6)	(9.5)%
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

Selling, general and administrative expenses (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$12.1	$14.4	$(2.3)	(16.0)%
Nine months ended September 30,	$32.8	$45.9	$(13.1)	(28.5)%

During the three and nine months ended September 30, 2014, we experienced decreased selling, general and administrative charges due to a reduction in external legal and outside professional service support and the absence of the relocation and severance expenses we incurred in 2013 to move our corporate headquarters to Chicago. In addition, we incurred $8.6 million of general and administrative expenses that were evenly spread in 2013 that relate to the integration of the Century Vlissingen anode facility into our business. The Century Vlissingen anode facility is now producing anodes and its costs are included in cost of goods sold in 2014.

Net gain (loss) on forward and derivative contracts (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$0.4	$0.4	$—	—%
Nine months ended September 30,	$(0.2)	$16.2	$(16.4)	(101.2)%
The net gain (loss) on forward and derivative contracts for the nine months ended September 30, 2013 was primarily the result of an increase in the fair value of a derivative asset embedded in the E.ON contingent liability. This change in fair value resulted in unrealized gains of $16.4 million for the nine months ended September 30, 2013. In addition, we have recorded unrealized gains of $0.4 million in each of the quarters of 2014 related to the derivative asset embedded in the E.ON contingent liability.

Gain on bargain purchase (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$—	$—	$—	N/A
Nine months ended September 30,	$—	$5.3	$(5.3)	N/A
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

Loss on early extinguishment of debt (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$—	$—	$—	N/A
Nine months ended September 30,	$—	$(3.3)	$3.3	(100.0)%
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

Income tax expense (in millions)	2014	2013	$ Difference	% Difference
Three months ended September 30,	$(6.4)	$(1.4)	$(5.0)	357.1%
Nine months ended September 30,	$(7.0)	$(4.7)	$(2.3)	48.9%
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
Our consolidated cash and cash equivalents balance at September 30, 2014 was approximately $133 million compared to approximately $84 million at December 31, 2013. Century's U.S. revolving credit facility matures in May 2018 and our Iceland revolving credit facility matures in November 2016. As of September 30, 2014, our credit facilities had no outstanding borrowings and approximately $126 million of aggregate net availability. As of September 30, 2014, we had approximately $72 million of letters of credit outstanding under our U.S. revolving credit facility. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the nine months ended September 30, 2014 on a gross basis were approximately $91.7 million and $97.7 million, respectively. During the same period, total outstanding indebtedness under our credit facilities at any given time did not exceed $16.7 million. The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable and inventory. Future changes to our sales agreements which have shorter payment terms could reduce our accounts receivable. In addition, any future curtailments of production capacity would reduce accounts receivable and inventory, which comprise the borrowing base of our revolving credit facilities, and could result in a corresponding reduction in availability under the revolving credit facilities. The acquisition of the Sebree smelter increased domestic accounts receivable and inventory and resulted in a corresponding increase in availability under the U.S. revolving credit facility.
In October 2014, we announced that we will acquire Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash less certain amounts owed by Alumax to Mt. Holly and subject to working capital and other similar adjustments. Century expects to pay for the Acquisition with available cash on hand and borrowings under its revolving credit facility. The Acquisition is expected to close in the fourth quarter of 2014 and is subject to customary closing conditions.

We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021. We made a $2.6 million payment to the noteholders and retired our remaining 7.5% senior unsecured notes due August 2014 in the third quarter of 2014.
As of September 30, 2014, the principal and accrued interest for the E.ON contingent obligation was $17.8 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2014 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments. See Note 4 Derivative and hedging instruments and Note 9 Debt to the consolidated financial statements included herein for additional information.
In August 2011, our Board of Directors approved a $60 million common stock repurchase program. Through September 30, 2014, we had expended approximately $50 million under the program, but no repurchases have been made since March 2012. At September 30, 2014, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

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
In addition to the contributions required pursuant to the PBGC settlement, based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits ("SERB") plan of approximately $4.2 million and $1.8 million, respectively, during 2014. We may choose to make additional contributions to these plans from time to time at our discretion.
During 2014, we paid Icelandic withholding taxes on intercompany dividends of approximately $5.5 million. We anticipate these payments will be refunded in November 2015. In November 2014, we expect to receive a refund for Icelandic withholding taxes paid in 2013 of $9.5 million. The withholding taxes and associated refunds are payable in Icelandic kronur ("ISK") and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
On June 1, 2013, we acquired the Sebree aluminum smelter from a subsidiary of RTA. We paid RTA approximately $1.0 million in the third quarter of 2014 as final consideration for the acquisition.
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
In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of September 30, 2014, these power prepayments totaled approximately $2.3 million. We do not expect to realize the benefits from the prepayments in the near term.
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
Capital expenditures for the nine months ended September 30, 2014 were $39.4 million, of which approximately $10.5 million was related to the Grundartangi expansion project and $12.3 million was related to Century Vlissingen. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe total capital spending in 2014, excluding any expansion of the current production capacity at Century Vlissingen, will be approximately $60 million.

In order to restart the first 75,000 tonnes of annual anode capacity at Century Vlissingen, we made approximately $25.4 million in aggregate capital expenditures through June 30, 2014. The first 75,000 tonnes of capacity was restarted in late 2013 and provides an anode supply to Grundartangi to replace third-party anode supply contracts that terminated in 2013. In the third quarter of 2014, we began a project to restart the second baking furnace at Century Vlissingen, increasing total annual anode production capacity to 150,000 tonnes. The project is expected to be completed by the end of 2015.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12.4 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be less than $0.5 million per year until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
Adjusted EBITDA
We use certain non-GAAP measures when reviewing our operating results, including adjusted EBITDA. We define adjusted EBITDA as operating income (loss) adjusted for certain non-cash items from the statement of cash flows and certain non-recurring items.
Our calculations of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies due to differences in the components used in their calculations. We believe the presentation of adjusted EBITDA is a useful measure to help investors evaluate our capacity to fund our ongoing cash operating requirements, including capital expenditures and debt service obligations. Adjusted EBITDA should not be considered as a substitute for operating income (loss) as determined in accordance with GAAP. The following table includes a reconciliation of adjusted EBITDA to operating income (loss), the most comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating income (loss)	$62,151	$(4,242)	$73,929	$(27,925)
Depreciation	17,641	17,184	52,784	49,082
Sebree power contract amortization	—	(11,720)	(5,534)	(14,461)
Non-cash inventory adjustment	—	(5,763)	(1,247)	10,286
Legal reserve	—	—	3,600	(2,225)
Adjusted EBITDA	$79,792	$(4,541)	$123,532	$14,757

Historical
Our statements of cash flows for the nine months ended September 30, 2014 and 2013 are summarized below:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$97,714	$42,458
Net cash used in investing activities	(39,938)	(93,926)
Net cash provided by (used in) financing activities	(8,454)	8,293
Change in cash and cash equivalents	$49,322	$(43,175)
Net cash provided by operating activities for the nine months ended September 30, 2014 was $97.7 million, compared to $42.5 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to approximately $109 million higher adjusted EBITDA in 2014 compared to 2013 and approximately $8 million lower income tax payments in 2014 compared to 2013. These increases in cash provided by operating activities were primarily offset by lower cash provided by changes in working capital, approximately $52 million lower in 2014 compared to 2013 and a one-time separation payment to our former CEO of approximately $10 million paid in 2014.
Our net cash used in investing activities for the nine months ended September 30, 2014 was $39.9 million, compared to $93.9 million for the nine months ended September 30, 2013. The decrease in cash used was primarily due to payments of $47.0 million for the purchase of the Sebree smelter in June 2013 and capital expenditures for the nine months ended September 30, 2013 were $7.7 million higher compared to the same period in 2014. The decrease was partially offset by $3.8 million higher capital expenditures for the Vlissingen restart project for the nine months ended September 30, 2014 compared to 2013. Restricted cash deposits provided $0.5 million in 2014 compared to $3.0 million used in 2013.
Our net cash used in financing activities for the nine months ended September 30, 2014 was $8.5 million, compared to net cash provided by financing activities of $8.3 million for the nine months ended September 30, 2013. The change was primarily related to net activity under our revolving credit facilities and our long-term debt. For the nine months ended September 30, 2013, we had borrowings of $16.7 million under our revolving credit facilities compared to a net payments of $6.0 million in the nine months ended September 30, 2014. For the nine months ended September 30, 2013, we had approximately $8.5 million in net costs associated with the extinguishment of our 8.0% Notes and the issuance of our 7.5% Notes due 2021 (the "7.5% Notes") compared to approximately $2.6 million in payments associated with the extinguishment of our 7.5% Notes due 2014 for the nine months ended September 30, 2014.
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
Other forward delivery contracts

	September 30, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	72,025	118,373
Other forward delivery contracts – Glencore	40,760	20,008
Other forward delivery contracts – fixed price	500	—
Other forward delivery contracts – fixed price with Glencore	480	—
We had no outstanding primary aluminum forward financial sales contracts at September 30, 2014. We had no fixed price forward financial contracts to purchase aluminum at September 30, 2014.
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreement
Hawesville and Sebree have market-based electrical power agreements. Under the market-based power agreements, Kenergy and Big Rivers purchase market-based electrical power on the open market and pass it through to Hawesville and Sebree at MISO pricing, plus transmission and other costs incurred by them.
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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of September 30, 2014, we had no foreign currency forward contracts outstanding.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2014.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 1, 2013, we acquired the Sebree smelter and we are currently in the process of extending our internal control over financial reporting to Sebree's operations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at September 30, 2014, refer to Note 10 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.

Other than below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If the Mt. Holly acquisition is not consummated or we do not achieve the anticipated benefits of the Mt. Holly acquisition, our business and the market price of our common stock may be adversely affected.

On October 23, 2014, Berkeley Aluminum, Inc., our wholly-owned subsidiary, entered into a stock purchase agreement with Alumax Inc., a wholly-owned subsidiary of Alcoa Inc., pursuant to which, upon closing, Berkeley Aluminum, Inc. will acquire Alumax Inc.’s 50.3% stake in the Mt. Holly aluminum smelter. Following the closing, we will own 100% of Mt. Holly.

Consummation of the Mt. Holly acquisition is expected to occur in the fourth quarter of 2014 and is subject to customary closing conditions, including the receipt of all third party consents and governmental approvals. In addition, the stock purchase agreement, under certain circumstances, may be terminated by us or the seller prior to closing. As a result, there can be no assurance that the Mt. Holly acquisition will be consummated in accordance with the anticipated timing or otherwise. If the Mt. Holly acquisition is not consummated, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including that:

•the market price of our common stock may decline to the extent the current market price reflects an assumption that the Mt. Holly acquisition will be consummated;
•we must pay substantial legal, accounting and other costs and expenses that we have incurred in connection with the Mt. Holly acquisition, regardless of whether the acquisition is consummated; and
•we would not achieve the anticipated benefits from consummating the Mt. Holly acquisition.
We are also subject to numerous risks if the Mt. Holly acquisition is consummated, including that:
•our senior management's attention may be diverted from the management of our existing business as we integrate the acquired Mt. Holly operations, which may disrupt our existing operations and relationships with our customers;
•we may incur costs and expenses associated with any unidentified or potential liabilities; and
•unforeseen difficulties may arise in integrating the acquired Mt. Holly operations into our existing operations;

Accordingly, the Mt. Holly acquisition might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial condition, results of operations and liquidity. Furthermore, if we fail to realize the anticipated benefits of the Mt. Holly acquisition, the market price of our common stock could decline to the extent that the market price reflects those anticipated benefits.

If we are unable to enter into a new power contract for Mt. Holly, we may be unable to operate Mt. Holly at a profitable level or at all.
In June 2014, Mt. Holly notified Santee Cooper of its election to reduce its contract demand to zero effective December 31, 2015. We are currently in discussions with Santee Cooper regarding power arrangements for Mt. Holly following December 31, 2015 but no assurance can be given that we will come to an agreement on terms that are favorable to us, or at all. If a favorable power arrangement for Mt. Holly is not reached and approved prior to December 31, 2015, we may be unable to operate the Mt. Holly facility at a profitable level or at all. Closure of the Mt. Holly facility would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, uncertainty regarding the future operation of Mt. Holly may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not Mt. Holly is ultimately closed. We may need to take actions to terminate certain customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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

During the third quarter of 2014, a non-U.S. affiliate of the largest stockholder of the Company (“non-U.S. Stockholder Affiliate”) entered into a sales contract for agricultural products for delivery to an Iranian entity owned by the GOI. The non-U.S. Stockholder Affiliate performed its obligations under the contract in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliate related to this contract did not exceed the value of $13 million for the third quarter of 2014 ending September 30, 2014. The non-U.S. Stockholder Affiliate does not allocate net profit on a country-by-country or activity-by-activity basis, but estimates the net profit attributable to the contract would not exceed a small fraction of the gross revenue from such contract. It is not possible to determine accurately the precise net profit attributable to this contract.

The contract disclosed above does not violate applicable sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, and is not the subject of any enforcement action under Iran sanction laws.
In compliance with applicable economic sanctions and in conformity with US secondary sanctions, the non-U.S. Stockholder Affiliate expects to continue to engage in similar activities in future.
Century and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transaction described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the third quarter of 2014 ending September 30, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
2.1	Stock Purchase Agreement, dated October 23, 2014, by and between Berkeley Aluminum, Inc. and Alumax Inc.	8-K	001-34474	October 23, 2014
2.2	Guarantee of Century Aluminum Company, dated October 23, 2014.	8-K	001-34474	October 23, 2014
10.1
Third Amendment to Loan and Security Agreement, dated as of October 23, 2014, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.

		8-K	001-34474	October 23, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
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

Century Aluminum Company

Date:	November 5, 2014	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2014	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
2.1	Stock Purchase Agreement, dated October 23, 2014, by and between Berkeley Aluminum, Inc. and Alumax Inc.	8-K	001-34474	October 24, 2014
2.2	Guarantee of Century Aluminum Company, dated October 23, 2014.	8-K	001-34474	October 24, 2014
10.1
Third Amendment to Loan and Security Agreement, dated as of October 23, 2014, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.

		8-K	001-34474	October 24, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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