Form 10-K
period 2014-12-31
CENTURY ALUMINUM CO
filed 2015-03-02
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2014, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $808,000,000.  As of January 31, 2015, 89,064,582 shares of common stock of the registrant were issued and outstanding.
 Documents Incorporated by Reference:
 All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

Forward-Looking Statements
This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements about future events and are based on our current expectations. These forward-looking statements may be identified by the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," "scheduled," "forecast" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may."
Forward-looking statements in this Annual Report and in our other reports with the Securities and Exchange Commission (the "SEC"), for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Our business objectives, strategies and initiatives, the growth of our business (including with respect to production and production capacity) and our competitive position and prospects;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Our ability to access existing or future financing arrangements;

•	Our ability to repay debt in the future, including the E.ON contingent obligation;

•
Estimates of our pension and other postretirement liabilities and future payments, property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Our ability to successfully manage transmission issues and market power price risk and to control or reduce power costs;

•	Our assessment of power pricing and our ability to successfully obtain and/or implement long-term competitive power arrangements for our operations and projects, including at Mt. Holly and Ravenswood;

•	Negotiations with labor unions representing our employees at Hawesville and Grundartangi;

•	Our ability to successfully produce value-added products at our smelters;

•
Future construction investment and development, including the Helguvik project, the restart of the second baking furnace at Vlissingen and our expansion project at Grundartangi, including our ability to secure sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, timing, production capacity and sources of funding;

•	Our ability to derive benefit from acquisitions, including the acquisitions of our Mt. Holly and Sebree smelters, and to successfully integrate these operations with the rest of our business;

•
Our ability to realize the potential benefits to be provided to Grundartangi and our planned Helguvik smelter from the purchase by Century Vlissingen of carbon anode production assets in the Netherlands;

•	Our plans with respect to restarting operations at our Ravenswood, West Virginia smelter, and potential curtailment of other domestic assets;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto; and

•	The effect of future laws and regulations.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking statements cautionary language contained in Item 1A, "Risk Factors" in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and in other filings made with the SEC.  Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Throughout this Annual Report on Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," the "Company," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.
Item 1.  Business.
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  We operate three U.S. aluminum smelters, in Hawesville, Kentucky ("Hawesville"), Robards, Kentucky ("Sebree") and Mt. Holly, South Carolina ("Mt. Holly"), and one smelter in Grundartangi, Iceland ("Grundartangi"). We also own an aluminum reduction facility in Ravenswood, West Virginia ("Ravenswood"), the operations of which have been curtailed since 2009, and have commenced construction on a new aluminum reduction facility in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), construction of which is currently curtailed.
Primary aluminum is an internationally traded commodity and its price is effectively determined on the London Metal Exchange (the "LME").  Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current annual primary aluminum production capacity is approximately 1,166,000 tonnes per year ("tpy"), of which 170,000 tpy remained curtailed as of December 31, 2014.  We produced approximately 881,000 tonnes of primary aluminum in 2014.
In addition to our primary aluminum assets, we also own, through our wholly-owned subsidiary Century Aluminum Vlissingen B.V. ("Century Vlissingen"), a carbon anode production facility located in Vlissingen, the Netherlands ("Vlissingen") and hold a 40% interest in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. Carbon anodes are used in the production of primary aluminum and both BHH and Vlissingen currently supply carbon anodes to Grundartangi.
We operate our business through one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 20, "Business segments" to the consolidated financial statements included herein.
Century Aluminum Company is a Delaware corporation with principal executive offices located at One South Wacker Drive, Suite 1000, Chicago, Illinois 60606.

Strategic Objectives
Our strategic objective is to maximize the financial returns we generate for our stockholders by: (a) optimizing our safety and environmental performance; (b) improving our cost structure for our existing assets by managing costs and improving productivity and efficiency; (c) pursuing upstream investment opportunities in bauxite mining, alumina refining and the production of other key operating supplies; and (d) expanding our primary aluminum business by improving and investing in the facilities we currently own as well as constructing, investing in or acquiring additional capacity.
The following table shows our primary aluminum shipment volumes since 2009.
Primary Aluminum Facilities
Our primary aluminum smelters and their respective capacities are shown in the following table:

Facility	Location	Operational	Annual Production Capacity (tpy) (1)	Ownership Percentage
Grundartangi (2)	Grundartangi, Iceland	1998	298,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	252,000	100%
Sebree	Robards, Kentucky, USA	1973	215,000	100%
Mt. Holly (3)	Goose Creek, South Carolina, USA	1980	231,000	100%
Ravenswood (4)	Ravenswood, West Virginia, USA	1957	170,000	100%
Helguvik (5)	Helguvik, Iceland	N/A	N/A	100%

(1)
The numbers in this column reflect each facility’s highest annual production for the last five fiscal years through and including the fiscal year ended December 31, 2014, or, in the case of Ravenswood, its rated capacity.

(2)	Production at Grundartangi has increased by approximately 12,000 tonnes as a result of an ongoing 40,000 tpy expansion project that began in 2012.

(3)	In December 2014, we acquired the remaining 50.3% ownership stake in the Mt. Holly facility and now own 100% of the facility.

(4)
In February 2009, we conducted an orderly curtailment of the plant operations at Ravenswood.  We may restart the curtailed operations upon the realization of several objectives, including an expectation of higher long-term LME prices, negotiation of a competitive power agreement, passage of supporting legislation and a new labor agreement.

(5)
The Helguvik project is expected to have a rated production capacity of up to 360,000 tpy.  During 2014, project activity and spending remained at modest levels.  We currently expect to restart major construction activity upon successful resolution of ongoing discussions with the contracted power suppliers for the project or procurement of another cost-effective source of power.  See "Electrical Power Supply Agreements."

Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf.  Grundartangi is our most modern and lowest cost facility. Operations began in 1998 and production capacity has expanded significantly since that time to its current annual production capacity of approximately 298,000 tonnes. Grundartangi is currently in the process of a multi-year expansion project that is expected to ultimately increase production capacity at the smelter by approximately 40,000 tpy in the aggregate.  Grundartangi produces standard-grade aluminum and in 2014 began production of a foundry alloy product, which is a value-added product that is sold at a premium to standard-grade. We currently expect foundry alloy to account for approximately 50,000 tpy of our total production capacity at Grundartangi in 2015.
Grundartangi operates under various long-term permits and agreements with the Government of Iceland, local municipalities and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).  Grundartangi is currently in the process of expanding its operating permit for aluminum production to accommodate its current expansion project.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY").  Hawesville has an annual production capacity of approximately 252,000 tonnes.
Hawesville is our largest U.S. smelter and the largest producer of high purity primary aluminum in North America. Four of Hawesville's five potlines are specially configured and operated to produce high purity primary aluminum. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%.  High purity primary aluminum is sold at a premium to standard-purity aluminum.  Hawesville’s specially configured facility is also capable of providing high-conductivity metal used in electrical wire and cable products as well as for certain aerospace applications. Hawesville delivers a significant portion of its products in molten form to its customers.
Sebree
Sebree, located adjacent to the Green River near Robards, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"). Sebree began operations in 1973 and was acquired by Century in 2013. Sebree has an annual production capacity of approximately 215,000 tonnes.
Sebree produces standard-grade aluminum that is cast into several products, such as billet, foundry, slab and sow. In 2014, we also began production of a small form foundry line that we expect to account for approximately 35,000 tpy of our total production capacity at Sebree in 2015. Billet, foundry and slab are value-added primary aluminum products and are sold at a premium to sow. More than half of Sebree's production is cast into billet, which is primarily used by extruders and the automotive industry.

Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly was built in 1980 and is the most recently constructed aluminum reduction facility in the United States. Mt. Holly was operated as a joint venture between us and Alumax of South Carolina Inc. ("Alumax of SC") until our wholly-owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), acquired Alumax of SC in December 2014. More information on the acquisition is available in Note 2 "Business acquisitions" to the consolidated financial statements included herein.
Mt. Holly has an annual production capacity of approximately 231,000 tonnes. Mt. Holly produces standard-grade aluminum that is cast into tee bars as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade primary aluminum.
Ravenswood
The Ravenswood facility, located adjacent to the Ohio River near Ravenswood, West Virginia, is owned and operated by our wholly-owned subsidiary, Century Aluminum of West Virginia, Inc. ("CAWV").  Built in 1957, Ravenswood has a rated annual production capacity of approximately 170,000 tonnes.
In February 2009, we conducted an orderly curtailment of the plant operations at Ravenswood.  We continue to evaluate a possible restart of our idled Ravenswood smelter subject to market conditions and the achievement of other objectives, including a competitively priced power arrangement and a new labor agreement.
We continue to engage in discussions with Appalachian Power Company ("APCo") and other stakeholders.  Until those discussions have progressed further it is not possible to predict when or if a restart of the plant might occur.
Helguvik project
The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland and is owned through our wholly-owned subsidiary, Nordural Helguvik ehf.
We commenced construction of the Helguvik project in June 2008.  In late 2008, we significantly reduced construction activity and spending on the project in response to the global financial crisis and deterioration of Icelandic economic and political conditions, including the financial condition of our contracted power suppliers.  Capitalized costs for the project through December 31, 2014 were approximately $148 million. Construction activity and spending on the project remain significantly curtailed pending confirmation from the contracted power suppliers or potentially other power suppliers that they will deliver the required power per an agreed schedule.  See "Supply Contracts – Electrical Power Supply Agreements" below for further discussion of our power arrangements at Helguvik.
We currently expect to restart construction activity at Helguvik upon successful resolution of the power supply issues.  See Item 1A, "Risk Factors – Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time" and "If we are unable to procure a reliable source of power, the Helguvik project may not be feasible."
In connection with the construction of the Helguvik project, we have entered into an investment agreement with the Government of Iceland governing, among other things, the fiscal regime associated with the project and including a commitment by the Government of Iceland to assist us in obtaining necessary regulatory approvals for completion of the Helguvik project.  We have also entered into a transmission agreement with the national transmission company, Landsnet hf ("Landsnet"), to provide an electrical power transmission system to the Helguvik project. We have also entered into a site and harbor agreement, as well as technology and equipment supply agreements with respect to the Helguvik project.
We have received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment for the proposed Helguvik smelter as well as an Operating License enabling production of up 250,000 tpy.

Carbon Products Facilities
Our carbon anode and cathode production facilities and their respective capacities are shown in the following table:
Carbon Anode Facilities:

Facility	Location	Type	Annual Production Capacity (tpy) (1)	Ownership Percentage
Vlissingen	Vlissingen, the Netherlands	Carbon anodes	75,000	100%
BHH	Guangxi Zhuang, China	Carbon anode, cathode and graphitized products	180,000 anode; 20,000 cathode/graphitized products	40%

(1)	The numbers in this column reflect each facility’s rated production capacity.
Vlissingen
Vlissingen, located in Vlissingen, the Netherlands, is a carbon anode production facility owned and operated by Century Vlissingen. Century purchased the facility in June 2012. Production at Vlissingen, which had been curtailed by its previous owner, was restarted in late 2013 with an initial annual carbon anode production capacity of 75,000 tonnes. In the third quarter of 2014, we began a project to restart the second baking furnace, which is expected to increase total annual production capacity to 150,000 tonnes. The project is currently expected to be completed by the end of 2015.
Baise Haohai Carbon Company, Ltd.
BHH is a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. The facility began operations in 2008. BHH is operated as a joint venture between one of our wholly-owned subsidiaries, which owns a 40% stake in the company, and Guangxi Qiangqiang Carbon Co., Ltd., which holds the remaining 60% ownership interest and is the operator of this facility. The BHH facility has a carbon anode production capacity of 180,000 tpy and a cathode baking and graphitization capacity of 20,000 tpy.
Pricing
Generally, we price our products at a "market" price, in which the customer pays a regional delivery premium over the LME price, plus any value-added product premiums. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the value of regional delivery and product premiums, as well as the cost of electrical power, raw materials and other operating supplies used in production.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in these items through the use of various fixed-price commitments and financial instruments.
Customer Base
For the year ended December 31, 2014, we derived approximately 77% of our consolidated sales from our two major customers: Glencore plc (together with its subsidiaries, "Glencore") and Southwire Company ("Southwire").
Hawesville supplied approximately 98,000 tonnes of primarily high-conductivity molten aluminum to Southwire’s adjacent wire and cable manufacturing facility in 2014. The price for aluminum delivered to Southwire was variable and determined by reference to the LME price for primary aluminum, plus the Midwest regional delivery premium (the "Midwest Transaction Price") plus additional product premiums. Our metal sales agreement with Southwire expired at the end of 2014.
Pursuant to several agreements with Glencore, we expect to sell substantially all of our production to Glencore in 2015. With respect to Century’s Icelandic production, Grundartangi has entered into an aluminum supply agreement with Glencore pursuant to which Glencore will purchase substantially all primary aluminum produced at Grundartangi from 2014 through 2017 at market prices, less commitments under existing tolling contracts (the "Glencore Grundartangi Metal Agreement").  The price for aluminum delivered to Glencore is determined by reference to the LME price for primary aluminum, plus the European Duty Paid premium and any applicable product premiums. Grundartangi sold to Glencore approximately 155,000 tonnes of aluminum under this agreement in 2014 and currently estimates that it will sell Glencore approximately 205,000 tonnes in 2015. Grundartangi also has a long-term tolling agreement with Glencore for 90,000 tpy through July 2016.  Under this agreement, Glencore provides Grundartangi alumina and receives primary aluminum in return for tolling fees that are based on the price of primary aluminum.  With respect to its North American production, Century has entered into an aluminum supply agreement with Glencore pursuant to which Glencore will purchase substantially all of our primary aluminum production in North America in 2015 and 2016 at market prices determined by reference to the Midwest Transaction Price plus additional product premiums.
Additional information about the revenues from these major customers is available in Note 20, "Business segments" to the consolidated financial statements included herein.
Energy, Key Supplies and Raw Materials
We consume the following key supplies, energy and raw materials in the primary aluminum reduction process:

●	electrical power	●	carbon anodes	●	liquid pitch
●	alumina	●	cathode blocks	●	calcined petroleum coke
●	aluminum fluoride	●	natural gas	●	silicon carbide
Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2014.  We have long-term contracts to attempt to ensure the future availability of many of our cost components.  For a description of certain risks related to our raw materials, supplies and labor, see Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Alumina Supply Agreements
The majority of the alumina required for our operations is supplied by Glencore under long-term alumina supply agreements. Grundartangi also tolls alumina provided by Glencore into primary aluminum pursuant to the tolling agreement described above. The remainder of our alumina requirements are supplied under long-term supply agreements with Noranda and BHP Billiton. A summary of our alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing
Glencore (1)	Variable	Through December 31, 2017	Variable, LME-based
Noranda Alumina LLC ("Noranda")	Approximately 390,000 tpy	Through December 31, 2016	Variable, LME-based
BHP Billiton	Approximately 150,000 tpy	Through December 31, 2015	Variable, based on published alumina index

(1)
Under the terms of this agreement, Glencore will provide alumina supply for all of Century's requirements during the contract term, net of the other existing contractual commitments set forth above. For 2015, we have agreed to price all of our requirements under this agreement based on a published alumina index.

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2019 - 2036	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2015	Variable rate based in part on a fixed price, with fuel cost adjustment clause and in part on natural gas prices
Ravenswood	Appalachian Power Company	Evergreen	Based on published tariff
Helguvik	OR	Approximately 25 years from the dates of each phase of power delivery under the respective power agreements	Variable rate based on the LME price for primary aluminum
HS
Electrical power represents our single highest cost of goods sold. We may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk, but did not hold any such contracts as of December 31, 2014. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS, Landsvirkjun and OR at prices indexed to the price of primary aluminum, which provides a "natural hedge" of our largest production cost.  The expiration dates of these power purchase agreements range from 2019 through 2036 (subject to extension). The agreements contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under each agreement.
Hawesville. Effective August 2013, we entered into a power supply arrangement with Kenergy and Big Rivers Electric Company ("Big Rivers") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs incurred by Kenergy. In connection with this power arrangement, CAKY has received approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF Trading North America, LLC ("EDF") replaced Big Rivers as our market participant with MISO under this arrangement. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Electrical Power Developments in the United States in 2014."
Sebree. Effective February 2014, we entered into a power supply arrangement with Kenergy and Big Rivers which provides market based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by Kenergy. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF replaced Big Rivers as our market participant with MISO under this arrangement. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Electrical Power Developments in the United States in 2014."
Mt. Holly. Power is supplied to Mt. Holly pursuant to a power agreement with South Carolina Public Service Authority ("Santee Cooper") with an effective term through December 2015. This agreement provides power for Mt. Holly’s full production capacity requirements at prices based on published rate schedules (which are subject to change), with adjustments for fuel prices and other items.  The agreement restricts Mt. Holly’s ability to reduce its power consumption (or the associated payment obligations) below contracted levels and to terminate the agreement, unless, in each case, the LME falls below certain negotiated levels.
Under this agreement, Mt. Holly receives all or a portion of its supplemental power requirements from an off-system natural gas-fired power generation facility.  The energy charge for supplemental power from the off-system facility is based, among other factors, on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based.
On June 30, 2014, Mt. Holly gave notice to Santee Cooper under the Santee Cooper Agreement to reduce the contract demand to zero effective December 31, 2015. We are continuing discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015. See "Item 1A, "Risk Factors — If we are unable to enter into a new power contract for Mt. Holly, we may be unable to operate Mt. Holly at a profitable level or at all."
Ravenswood. Ravenswood currently purchases a limited amount of power from APCo as necessary to maintain its curtailed smelter.  Power is supplied under the APCo Agreement at prices set forth in published tariffs (which are subject to change), with certain adjustments.
Helguvik. We have entered into power purchase agreements with HS and OR for the provision of power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The agreements contain certain conditions to HS’s and OR’s obligations. HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain of these conditions have not been satisfied.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. In July 2014, HS commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring that the conditions to the power contract have not been fulfilled and that the power contract is therefore no longer valid. Nordural Helguvik ehf is in discussions with both HS and OR with respect to such conditions and other matters pertaining to these agreements.
In June 2014, Nordural Helguvik ehf entered into a supplemental power contract with OR. The supplemental power contract will expire in October 2036 (or upon the occurrence of certain earlier events) and will provide Grundartangi or Helguvik with supplemental power at LME-based rates, as may be requested from Grundartangi or Helguvik from time to time.
See Note 15, "Commitments and contingencies" to the consolidated financial statements included herein for additional information concerning our power arrangements. See "Item 1A, "Risk Factors — If we are unable to procure a reliable source of power, the Helguvik project may not be feasible."
Employees
As of December 31, 2014, we have approximately 2,400 employees.
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Ravenswood smelters, representing approximately 59% of our total workforce, are represented by labor unions.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2014
Hawesville	USWA	Through March 31, 2015
Sebree	USWA	Through October 28, 2019
Vlissingen	FME	Through May 1, 2015
Ravenswood	USWA	Expired August 31, 2010

81% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement expired on December 31, 2014. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the unions regarding the terms of a new agreement. 80% of Vlissingen's workforce is represented by the Federation for the Metal and Electrical Industry ("FME"), governed by a labor agreement that expires on May 1, 2015. The FME negotiates working conditions with trade unions on behalf of its members.
54% of our U.S. based workforce is represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USWA"). CAKY’s Hawesville employees represented by the USWA are under a collective bargaining agreement that expires on March 31, 2015. CAKY is currently in negotiations with the USWA with respect to a new agreement. In July 2014, Century Sebree entered into a new collective bargaining agreement with the USWA for its employees at the Sebree smelter.  The agreement is effective through October 28, 2019. The labor agreement for CAWV’s Ravenswood plant employees represented by the USWA expired on August 31, 2010.
Competition
The market for primary aluminum is global, and demand for aluminum varies widely from region to region.  We compete with U.S. and international companies in the aluminum industry as well as with materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications.
Our Hawesville plant is located adjacent to Southwire, a large purchaser of aluminum for electrical wire and cable products.  This location allows Hawesville to deliver a portion of its production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers. In addition, Hawesville is the largest producer of high purity aluminum in North America.
We believe that the proximity of Iceland to European markets provides a competitive advantage for Grundartangi. We believe that this location offers Century logistical benefits and freight savings compared to our competitors outside the European Economic Area ("EEA"). As a member of the EEA, Iceland has duty free access to these European markets. In addition, the proximity to our customer base in key manufacturing areas in the United States provides a competitive advantage in freight costs over our foreign competitors.
We produce several primary products at our facilities, such as billet, foundry, slab and sow. Billet, foundry and slab are value-added primary aluminum products for which we receive a product premium above the LME and regional premiums.
For additional information, see Item 1A, "Risk Factors - We may be unable to continue to compete successfully in the highly competitive markets in which we operate."
Financial Information about Segments and Geographic Areas
We operate in one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 20, "Business segments" to the consolidated financial statements included herein.
Environmental Matters
We are subject to various environmental laws and regulations in the countries in which we operate.  We have spent, and expect to continue to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Note 15, "Commitments and contingencies" to the consolidated financial statements included herein.

Intellectual Property
We own or have rights to use a number of intellectual property rights relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these intellectual property rights.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"), effective August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires issuers that file periodic reports with the SEC to disclose in their annual and quarterly reports whether, during the reporting period, they or any of their "affiliates" (as defined in Rule 12b-2 under the Exchange Act) have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with applicable laws. Issuers must also file a notice with the SEC if any disclosable activity under ITRA has been included in an annual or quarterly report.
Because the SEC defines the term "affiliate" broadly, our largest stockholder may be considered an affiliate of the Company despite the fact that the Company has no control over its largest stockholder’s actions or the actions of its affiliates. As such, pursuant to Section 13(r)(1)(D)(iii) of the Exchange Act, the Company hereby discloses the following information provided by our largest stockholder regarding transactions or dealings with entities controlled by the Government of Iran ("the GOI"):
During 2014, as previously reported, a non-U.S. affiliate of the largest stockholder of the Company ("the non-U.S. Stockholder Affiliate") entered into sales contracts for agricultural products for delivery to Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliate performed its obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliate related to these contracts did not exceed the value of $162 million for the twelve months ended December 31, 2014. The non-U.S. Stockholder Affiliate does not allocate net profit on a country-by-country or activity-by-activity basis, but estimates that the net profit attributable to the contracts would not exceed a small fraction of the gross revenue from such contracts. It is not possible to determine accurately the precise net profit attributable to such contracts.
The contracts disclosed above do not violate applicable sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, and are not the subject of any enforcement action under Iran sanction laws.
In compliance with applicable economic sanctions and in conformity with US secondary sanctions, the non-U.S. Stockholder Affiliate expects to continue to engage in similar activities in the future.
Century and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the twelve months ended December 31, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act.
Available Information
Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com.  Our website provides access to periodic filings we have made through the EDGAR filing system of the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. We also make available on our website a copy of our code of ethics that applies to all employees and ownership reports filed on Forms 3, 4 and 5 by our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock. Reports that we have filed with the SEC are also available on the SEC website at www.sec.gov.  In addition, we will make available free of charge copies of our Forms 10-K, Forms 10-Q and Forms 8-K upon request.  Requests for these documents can be made by contacting our Investor Relations Department by mail at: One South Wacker Drive, Suite 1000, Chicago, IL 60606, or by phone at: (312) 696-3101.  Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors
The following describes certain of the risks and uncertainties we face that could cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements.  These risk factors should be considered together with the other risks and uncertainties described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein.  This list of significant risk factors is not all-inclusive or necessarily in order of importance.
Declines in aluminum prices could have a material adverse effect on our earnings and cash flows.
Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global and regional supply and demand, political and economic conditions and other related factors. The price of primary aluminum may also be impacted by LME inventory levels. Aluminum warehouse inventory levels remain at high levels. Continued high inventory levels, or the release of such inventory into the market, may cause primary aluminum prices and regional delivery and product premiums to decline.  Historically, aluminum prices have been volatile, and we expect such volatility to continue. The cash aluminum price, as quoted on the LME (the largest component of the overall price), averaged approximately $1,867 per tonne in 2014, which is below the average price of approximately $2,061 per tonne for the previous five years. The LME cash aluminum price on February 27, 2015 was $1,794 per tonne. Although Midwest and European Duty Paid premiums reached levels in 2014 higher than historical averages, these premiums may decrease, which would have a negative impact on our results of operations. Declines in aluminum prices (and regional delivery, product and other premiums) may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.  If the price we realize for our products falls below our cost of production, we may choose or be forced to curtail all or a portion of our operations or otherwise restructure our operations.  There can be no assurance that we will be able to take actions necessary to curtail or otherwise restructure our operations, if these steps are required.
Increases in energy costs adversely affect our business.
Electricity represents our single largest operating cost. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations. Each of our Hawesville and Sebree plants receives electricity under market-based electricity contracts. Market-based electricity contracts expose us to market price volatility and fluctuations and there can be no assurance that such market-based power supply arrangements will result in lower electricity costs. Electrical power prices have fluctuated significantly in recent years (for instance, as a result of extreme weather conditions), without any direct relationship to the price of aluminum. Increased electricity and energy prices could have a material adverse effect on our business, financial position, results of operations and liquidity.
A significant portion of the electrical power currently supplied to Mt. Holly is produced by natural gas. An increase in the price of natural gas would therefore increase the price that Mt. Holly pays for electricity. The Mt. Holly power contract also has take-or-pay type provisions, so our financial position, results of operations and cash flows from our Mt. Holly operations may be adversely affected by the price for electrical power even if we curtail unprofitable production capacity at this facility.
Losses caused by disruptions in our supply of power would adversely affect our operations.
 We use large amounts of electricity to produce primary aluminum.  Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and prolonged losses of power may result in the hardening or "freezing" of molten aluminum in the pots where it is produced, which could require an expensive and time consuming restart process.  Disruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts, natural disasters or other catastrophic events.  Our market-based power supply arrangements further increase the risk that disruptions in the supply of electrical power to our domestic operations could occur. Under these arrangements, we have greater exposure to transmission line outages, problems with grid stability and limitations on energy import capability. An alternative supply of power in the event of a disruption may not be feasible.  If a disruption in the supply of electrical power at one of our facilities were to occur, we may lose production for a prolonged period of time, experience pot instability that could decrease levels of productivity and incur significant losses. Such a condition may also force a curtailment of all or part of the production at any of these facilities and could have a material adverse effect on our business, financial position, results of operations and liquidity.

We operate our plants at close to peak amperage.  Accordingly, even partial failures of high voltage equipment could affect our production.  We maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, but are required to pay significant amounts under the deductible provisions of those insurance policies.  In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events.  Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power under certain circumstances.  Certain losses or prolonged interruptions in our operations may trigger a default under certain of our outstanding indebtedness and could have a material adverse effect on our business, financial position, results of operations and liquidity.
If we are unable to enter into a new power contract for Mt. Holly, we may be unable to operate Mt. Holly at a profitable level or at all.
In June 2014, Mt. Holly notified Santee Cooper of its election to reduce its contract demand to zero effective December 31, 2015.  We are currently in discussions with Santee Cooper regarding power arrangements for Mt. Holly following December 31, 2015, but no assurance can be given that we will come to an agreement on terms that are favorable to us, or at all. If a favorable power arrangement for Mt. Holly is not reached and approved prior to December 31, 2015, we may be unable to operate the Mt. Holly facility at a profitable level or at all. Closure of the Mt. Holly facility would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, uncertainty regarding the future operation of Mt. Holly may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not Mt. Holly is ultimately closed. We may need to take actions to terminate certain customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Curtailment of unprofitable aluminum production at our facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.
 Curtailing unprofitable production to reduce our operating costs requires us to incur substantial expenses, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production.
 If we are unable to realize the intended cost saving effects of any production curtailment, including at our currently curtailed Ravenswood facility, we may have to seek bankruptcy protection for some or all of our subsidiaries; we could also be forced to divest some or all of these subsidiaries.  If we were to seek bankruptcy protection for any of these subsidiaries, we would face additional risks.  Such action could cause concern among our customers and suppliers, distract our management and our other employees and subject us to increased risks of lawsuits.  Other negative consequences could include negative publicity, which could have an impact on the trading price of our securities and affect our ability to raise capital in the future.
 Any curtailments of our operations, or actions taken to seek bankruptcy protection or divest some or all of our subsidiaries, could have a material adverse effect on our business, financial position, results of operations and liquidity.
Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of, or failure to complete, this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time.
Nordural Helguvik ehf, our indirect, wholly-owned subsidiary, has significantly curtailed construction activity and spending at our Helguvik project in response to ongoing negotiations with the power companies contracted to provide power to the Helguvik project.  See "If we are unable to procure a reliable source of power, the Helguvik project may not be feasible," and "If economic, financial and political conditions in Iceland were to deteriorate, our financial position and results of operations could be adversely impacted."  Nordural Helguvik ehf cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner.  We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner.  If we fail to achieve operations at Helguvik, we may have to recognize a loss on our investment, which would have a material adverse impact on our earnings.

Many of the contractual arrangements related to the Helguvik project have time periods for performance.  The delay in restarting major construction and completing the Helguvik project has caused Nordural Helguvik ehf to renegotiate and extend, or undertake to renegotiate and extend, existing contractual commitments, including with respect to power, transmission, technology, equipment and construction.  There can be no assurance that the contractual arrangements and conditions, including extensions,  necessary to proceed with construction of the Helguvik project will be obtained or satisfied on a timely basis or at all.  In addition, such approvals or extensions may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint.  We may also become liable to some of our suppliers for damages relating to delays in the project.
Even if we were to receive the necessary approvals and extensions on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, in addition to procuring a reliable source of power, we may need to arrange additional financing and secure a supply of necessary raw materials.  Furthermore, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project infeasible.
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
 The Helguvik project will require generation and transmission of a substantial amount of electricity to power the smelter.  Nordural Helguvik ehf has entered into agreements with two providers of power, HS and OR.  Each of HS and OR has alleged that certain conditions to the delivery of power under the power agreements have not yet been satisfied.  In July 2014, HS commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. If we are unable to reach agreement with each of HS and OR, we may have to seek alternative sources of power or incur substantially increased power costs and may be unable to complete the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.  Any failure to complete the Helguvik project, or any further delays in completing the project could have a material adverse effect on our business, financial condition, results of operations and liquidity.
The generation of the contracted power for the Helguvik project will also require successful development of new energy sources by our contracted power providers and completion of the necessary transmission infrastructure to service the Helguvik project.  If there are construction delays or technical difficulties in developing these new energy sources or transmission infrastructure, power may be delayed or may not be available.  Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and transmission of electric power are substantially beyond our ability to control, influence or predict, including the power and transmission providers’ ability to finance and obtain necessary permits, real property and other rights for the development of new energy sources and associated transmission infrastructure.  In addition, if Nordural Helguvik ehf is unable to proceed with the Helguvik project, it may incur significant reimbursement obligations for certain costs incurred by third party providers under transmission and other agreements entered into in connection with the Helguvik project and remain subject to significant power commitments already confirmed under its agreement with OR.  If the power or transmission providers are unable to provide or transmit the contracted amounts of power, such failure could substantially delay or make the Helguvik project infeasible and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Any restart of the Ravenswood smelter would involve significant risks and uncertainties.
 In 2009, we curtailed all operations at our Ravenswood smelter.  We may restart the curtailed operations upon the realization of several objectives, including an expectation of high long-term aluminum prices, a competitively priced power agreement, passage of supporting legislation and a new labor agreement. If we are unable to realize these and other objectives, a restart of the Ravenswood smelter may not be feasible. Any potential restart of operations at the Ravenswood smelter would involve significant risks and uncertainties, including, significant costs and liabilities incurred to pursue a restart that does not occur or that does not achieve the anticipated benefits. Additionally, it may be challenging for us to manage our existing business as we restart operations at Ravenswood.
Accordingly, any potential restart of operations at Ravenswood might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial position, results of operations and liquidity.
We may be unable to realize the expected benefits of our capital projects.
From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years we have undertaken major expansions of our Grundartangi and Vlissingen facilities. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor-related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our results of operations and financial position may be materially adversely affected.

Our failure to maintain satisfactory labor relations could adversely affect our business.

The bargaining unit employees at our Grundartangi, Hawesville, Sebree, Vlissingen and Ravenswood facilities are represented by labor unions, representing 59% of our total workforce as of December 31, 2014.  If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  The collective bargaining agreement at our Grundartangi facility expired on December 31, 2014. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the unions regarding the terms of a new agreement. In addition, the collective bargaining agreements for our Hawesville and Vlissingen locations expire in March and May of 2015, respectively. We may not be able to renegotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our facilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

Disruptions to, or changes in the terms of, our raw material and electrical power supply arrangements could increase our production costs.

Our business depends upon the adequate supply of alumina, electrical power, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes and cathodes and other materials at competitive prices.  Disruptions to the supply of these production inputs could occur for a variety of reasons, including disruptions of production at a particular supplier’s facility or power plant.  For some of these production inputs, such as power and anode supply, we rely on a limited number of suppliers. Many of our supply agreements are short term or expire in the next few years. We can provide no assurance that we will be able to renew such agreements at commercially favorable terms, if at all.

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

Certain of our alumina and electrical power supply contracts contain "take-or-pay" obligations.

We have obligations under certain contracts to take-or-pay for specified quantities of alumina and electrical power over the term of those contracts regardless of our operating requirements.  Our financial position and results of operations may therefore be adversely affected by the market price for alumina and electrical power even if we were to curtail unprofitable production capacity or delay construction of new capacity, as we will continue to incur costs under these contracts to meet or settle our contractual take-or-pay obligations.  If we were unable to use such electrical power or raw materials in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for electrical power or raw materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.

We could be adversely affected by the loss of a major customer or changes in the business or financial condition of our major customers.

For the year ended December 31, 2014, we derived approximately 77% of our consolidated sales from two major customers: Southwire and Glencore.  Beginning in 2015, we expect to sell all or substantially all of our production to Glencore. A significant downturn or deterioration in the business or financial condition of any major customer could have a material adverse effect on our results of operations. In addition, any significant reduction in purchases from any major customer, loss of this customer or failure to renew our current agreement with Glencore at all or on as favorable terms could have a material adverse effect on our business, financial position, results of operations and liquidity.
New LME warehousing rules could cause aluminum prices to decrease.

The LME has adopted new rules, effective as of February 1, 2015, which require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. These or other new rules could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums, product premiums and LME aluminum prices to fall. Declines in aluminum prices (and regional delivery, product and other premiums) may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
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
Our international operations are also exposed to risks related to the challenges in obtaining permits necessary to run them.  For example, the Grundartangi expansion project is subject to the receipt of an operating permit from Icelandic regulators. If we are unable to obtain this permit, we will not be permitted to produce more than 300,000 tpy of primary aluminum at Grundartangi and we will only realize a partial return on our significant investment in the Grundartangi expansion project.
In addition, we may be exposed to fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. As we continue to explore other opportunities outside the U.S., including the expansion programs at Grundartangi and Vlissingen and the Helguvik project, our currency risk with respect to the Icelandic krona ("ISK"), the euro and other foreign currencies will significantly increase.

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
 We have a joint venture agreement pursuant to which we hold a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. Because we beneficially own less than a majority of the ownership interests in BHH, we have limited control of the operations of this facility. While we seek to exert as much influence with respect to the management and operation of this facility as possible, we are dependent on our co-owner to operate such assets.  Our co-owner may have interests, objectives and incentives with respect to such assets that differ from our own.
We require substantial resources to pay our operating expenses and fund our capital expenditures.
 We require substantial resources to pay our operating expenses and fund our capital expenditures, including construction at our Helguvik project and the expansion programs at Grundartangi and Vlissingen.  In addition, if we were to resume operations at our Ravenswood smelter, we would incur substantial capital expenditures, working capital funding and operating expenses.  If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could require substantial liquidity and access to sources of funds, including from capital and credit markets.
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
 As of December 31, 2014, we had an aggregate of approximately $255 million of outstanding debt and we may incur additional debt in the future.

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
We have various obligations to make payments in cash, including contractual commitments, pension funding, and certain contingent obligations, that will reduce the amount of cash available to make interest payments required on our outstanding debt and for other uses.  Our industrial revenue bonds ("IRBs") and any borrowings on our U.S. and Iceland revolving credit facilities are at variable interest rates, and future borrowings required to fund working capital at our businesses, construction of the Helguvik project, acquisitions, or other strategic opportunities may be at variable rates.  An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.  In addition to our debt, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our operational flexibility.
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
 We may incur substantial additional debt in the future. Although the loan and security agreement governing our U.S. revolving credit facility and the indenture governing the 7.5% Senior Secured Notes due 2021 (the "7.5% Notes") limit our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  In addition, the loan and security agreement governing our U.S. revolving credit facility and the indenture governing the 7.5% Notes do not prevent us from incurring certain obligations that do not constitute debt as defined in these agreements.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt or other obligations, would increase.
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
 We are required to perform various analyses related to the carrying value of various assets whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given changes in the extent and manner our assets are being used, changes in certain factors critical to our industry, as well as recent global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  For instance, if we do not eventually resume operations at Ravenswood or we do not complete the Helguvik project, we may be required to recognize a loss related to all or a portion of the assets of these facilities. The net carrying value of Ravenswood was approximately $46 million at December 31, 2014. The aggregate capital expenditures through December 31, 2014 related to the Helguvik project were approximately $148 million.  In the future, we will continue to evaluate our assets for impairments, which could be significant.  Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and increase our accumulated deficit. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.
Climate change legislation or environmental regulations may adversely impact our operations.
 Climate change and greenhouse gas emissions are the subject of significant public and scientific attention in the countries in which we operate. In turn, increasing government attention is being paid to global climate issues and to emissions of greenhouse gases, including emissions of carbon dioxide from coal combustion by power plants. A number of governments or governmental bodies in these countries have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change.
For example, in June 2014, the U.S. Environmental Protection Agency (the "EPA") announced its Clean Power Plan, which would impose the first federal limits on carbon dioxide emissions from power plants in the U.S. Final rules from the EPA are not expected until later in 2015. The potential impact of these regulations on us will depend on the specific requirements imposed by any such laws or regulations and the time periods over which those laws or regulations would be phased in. In addition, as a member of the European Economic Area and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and prepare to abide by Directive 2003/87/EC of the European Parliament which establishes a "cap and trade" scheme for greenhouse gas emission allowance trading.  Because Iceland was granted emissions allowances under the Kyoto Protocol through 2012, Iceland has implemented Directive 2003/87/EC, and is complying with the Directive by participating in the European Union ("EU") Emission Trade Scheme from January 1, 2013.  Although we will receive approximately 90% of needed carbon dioxide allowances for the Grundartangi smelter free of charge, the economic impact of implementing this system is not fully known as cost of allowances could rise and we cannot be certain that Helguvik will be granted free allowances if the project is completed.
Implementation of these potential regulatory changes or others is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  As a result of the foregoing, we may incur increased capital expenditures resulting from compliance with such regulatory changes, increased energy costs, costs associated with a "cap and trade" system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.  For example, "cap and trade" legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial position, results of operations and liquidity.
We and our suppliers are subject to a variety of environmental laws and regulations that may have a material adverse effect on our business, financial position, results of operations and liquidity.
 We are obligated to comply with various foreign, federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, China and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. We also are currently, and may in the future be, responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.  In addition, many of our key suppliers are subject to environmental laws and regulations that may affect their costs of production resulting in an increase in the price of the products that we purchase from them. For instance, some of the power we purchase in the United States is generated at coal-based power plants, which are subject to significant environmental regulation. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may have a material adverse effect on our business, financial condition, results of operations and liquidity. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire or operate in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than expected.
Glencore may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.
Glencore beneficially owns approximately 41.8% of our outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has a 46.5% economic ownership of Century. In addition, two of our seven directors are Glencore employees. Glencore is also our largest customer. During the year ended December 31, 2014, we derived approximately 65.4% of our consolidated sales from Glencore and we expect to sell substantially all of our production to Glencore in 2015. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. Because of the interests described above, Glencore may have substantial influence over our business, and on the outcome of any matters submitted to our stockholders for approval.
In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between Glencore and our other stockholders. For example, Glencore may in the future engage in a wide variety of activities in our industry that may result in conflicts of interest with respect to matters affecting us. In addition, because of the interests described above, any future agreements or arrangements that we enter into with Glencore may not be comparable to those we could have negotiated with an unaffiliated third party.
 Acquisitions could disrupt our operations and harm our operating results.
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
For example, we consummated the Mt. Holly acquisition in December 2014. We are subject to numerous risks following the consummation of any acquisition, including, for example, that we may incur costs and expenses associated with any unidentified or potential liabilities, we may not achieve anticipated revenue and cost benefits from the acquisitions and unforeseen difficulties may arise in integrating the acquired operations into our existing operations.
Accordingly, our past or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial position, results of operations and liquidity.
Our ability to utilize certain net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an "ownership change" under the Internal Revenue Code.
 As of December 31, 2014, we had federal net operating loss carryforwards of approximately $1.3 billion, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
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
Unpredictable events, including natural disasters, dangerous weather conditions and political unrest, may adversely affect our ability to conduct business.
 We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters, including Iceland.  Iceland suffered several natural disasters and extreme weather events in 2010, 2011, 2012 and 2014, including significant volcanic eruptions and earthquakes.  In addition, our Grundartangi smelter lost power for approximately three hours in January 2012 as the result of damage sustained due to abnormal and extreme weather conditions at an off-site electrical substation owned and operated by the national power grid operator.
Future unpredictable events, including natural disasters, dangerous weather conditions and political unrest, may adversely affect our ability to conduct business by causing disruptions in Icelandic, Chinese, Dutch, U.S. or global economic conditions, inflicting loss of life, damaging property and requiring substantial capital expenditures and operating expenses to remediate damage and restore operations at our production facilities.
Item 1B. Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.
Item 2. Properties
Owned Properties:

Facility (1)	Ownership
Hawesville	100%
Sebree	100%
Ravenswood	100%
Mt. Holly	100%

Leased Properties:

Facility (1)	Term
Grundartangi	Long-term operating lease through 2020, renewable at our option
Helguvik	Long-term operating lease expected through 2060, with automatic extension provision
Vlissingen	Long-term operating lease through 2017, automatically renewable for five year terms through 2042
Chicago Corporate Office	Long-term operating lease that expires in September 2024

(1)	See Item 1, "Business — Primary Aluminum Facilities" and "Carbon Anode Facilities" for additional information about our properties.
Except for our Ravenswood facility, which was curtailed in February 2009, our Vlissingen facility, which resumed operations in late 2013, and Helguvik, which is under construction, all of our facilities are operating at or near their full productive capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location and productive capacity of our facilities is available in the "Overview" section of Item 1, "Business."
Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at December 31, 2014, refer to Note 15, "Commitments and contingencies" to the consolidated financial statements included herein.

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

	2014		2013
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$13.37	$9.67	$9.70	$7.68
Second quarter	15.94	12.63	10.60	6.26
Third quarter	29.54	15.77	10.53	7.65
Fourth quarter	31.75	20.79	10.49	7.80
Holders
As of January 31, 2015, there were 58 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2014 or 2013.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our U.S. revolving credit facility and the indenture governing our 7.5% senior secured notes due 2021 (the "7.5% Notes due 2021") contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6 Debt to the consolidated financial statements included herein.

Stock Performance Graph

The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2009 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders from December 31, 2009 through December 31, 2014

As of December 31,	2009	2010	2011	2012	2013	2014
Century Aluminum Company	$100	$96	$53	$54	$65	$151
Morningstar Aluminum Index	100	99	53	54	57	79
S&P 500 Index	100	115	117	136	180	205

Issuer Purchases of Equity Securities during the three months ended December 31, 2014

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31	—	$—	—	$10,076,076
November 1 through November 30	—	—	—	10,076,076
December 1 through December 31	—	—	—	10,076,076
Total for quarter ended December 31, 2014	—	$—	—	$10,076,076

(1)
On August 11, 2011, our Board of Directors authorized a stock repurchase program.  Under the program, Century is authorized to repurchase up to $60 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise.  On February 26, 2015, we announced that our Board of Directors has increased the size of our ongoing share repurchase program by $20 million. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of December 31, 2014 and 2013 and the selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements included herein.  The selected consolidated historical balance sheet data as of December 31, 2012, 2011 and 2010 and the selected consolidated statement of operations data for the years ended December 31, 2011 and 2010 are derived from our audited consolidated financial statements which are not included herein.

Our selected historical results of operations include:

•	the acquisition of the remaining interest in our Mt. Holly smelter in the fourth quarter of 2014;

•	the acquisition of our Sebree smelter in the second quarter of 2013;

•	the restart of the curtailed potline at our Hawesville smelter in the second quarter of 2011;

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2014 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" and notes thereto.

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
	(dollars in thousands, except per share amounts)
Net sales	$1,931,042	$1,454,313	$1,272,111	$1,356,424	$1,169,271
Gross profit	202,456	39,523	46,342	89,522	112,396
Operating income (loss)	140,780	(36,556)	(7,274)	47,296	102,980
Net income (loss)	112,494	(40,313)	(35,610)	11,325	59,971
Earnings (loss) per share:
Basic	$1.16	$(0.45)	$(0.40)	$0.11	$0.59
Diluted	1.15	(0.45)	(0.40)	0.11	0.59

Dividends per common share	$—	$—	$—	$—	$—
Total assets	2,014,035	1,810,196	1,776,326	1,811,094	1,923,056
Total debt (6)	254,703	262,946	273,766	271,285	314,919
Long-term debt obligations (7)	246,888	246,528	265,951	263,470	261,621

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
	(in dollars)
Other information:
Shipments – Primary aluminum:
Direct shipments (tonnes)	728,377	485,690	377,314	334,889	317,940
Toll shipments (tonnes)	138,748	278,908	269,215	267,253	267,455

Average realized price per tonne:
Direct shipments	$2,333	$2,154	$2,265	$2,577	$2,297
Toll shipments	$1,554	$1,448	$1,544	$1,839	$1,634
Average LME price:
Per tonne	$1,867	$1,846	$2,020	$2,398	$2,173
Average Midwest premium:
Per tonne	$450	$244	$218	$169	$138
Average European Duty Paid premium:
Per tonne	$424	$272	$241	$193	$163

(1)
2014 Net income includes a $7.9 million benefit for the gain on remeasurement of contingent consideration, a $5.5 million benefit for deferred power contract liability amortization, an unrealized gain of $1.4 million, primarily related to an LME-based contingent obligation and a $1.3 million benefit for the gain on remeasurement of our equity investment in Mt. Holly. Results were negatively impacted by $5.0 million in non-cash, non-recurring pension charges and by $2.6 million related to the separation of former senior executives.

(2)
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

(3)
2012 Net loss includes the favorable impact of the consumption of inventory with a $19.8 million lower market value than cost basis during the period, an unrealized net loss on forward contracts of $3.0 million primarily related to the mark to market of aluminum price protection options, and a net benefit of $4.1 million related to certain litigation items.

(4)
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

(5)
2010 Net income includes an after-tax benefit of $56.7 million for changes to the Century of West Virginia retiree medical benefits program, a charge of $10.5 million for mark-to-market losses for primary aluminum price protection options and a charge for contractual termination pension benefits of $4.6 million due to the continued curtailment of the Ravenswood facility.

(6)
Total debt includes all long-term debt obligations, the net contingent obligation to E.ON for payments made by E.ON above an agreed amount on CAKY’s behalf to Big Rivers under the Big River Agreement (the "E.ON contingent obligation") and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, borrowings under the Iceland revolving credit facility and the IRBs.

(7)
Long-term debt obligations are all payment obligations under long-term borrowing arrangements, including the net E.ON contingent obligation and excluding the current portion of long-term debt, borrowings under the Iceland revolving credit facility, IRBs and net of any debt discounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global producer of primary aluminum.  The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand, among other factors.  The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the LME, regional delivery premiums and any value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate exceed 75% of our cost of goods sold; and

•	our production volume.
Pricing
Primary aluminum is a global traded commodity and its price is effectively determined on the LME, plus any regional delivery and value-added product premiums. Because primary aluminum is a global commodity, the price for aluminum can be volatile and subject to many factors beyond our control. This price volatility is influenced primarily by the global supply-demand balance and other factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). We may enter into forward contracts or other hedging arrangements to mitigate our price risk, but did not hold any such contracts as of December 31, 2014.
The historic volatility of the price of aluminum is reflected in the chart below:

The average LME price for primary aluminum for 2014 was $1,867 per tonne, compared to $1,846 per tonne in 2013.  The average regional delivery premiums increased in 2014 to $450 per tonne for the U.S. Midwest premium from $244 per tonne in 2013 and $218 per tonne in 2012.  European Duty Paid Premiums showed similar increases.
The LME price of primary aluminum rebounded in 2014 with demand growth driving market deficits, particularly in North America and Europe. The LME aluminum price peaked over $2,100 per tonne in August 2014 before declining to $1,832 as of December 31, 2014. Regional market delivery premiums increased in 2014 to a high of $526 per tonne for the U.S. Midwest premium and $510 per tonne for the European Duty Paid Premium, compared to highs of $267 per tonne and $298 per tonne, respectively for 2013. However, various global macroeconomic and geopolitical uncertainties have recently pushed the LME price, the U.S. Midwest premium and the European Duty Paid Premium lower.
Our operating results are significantly impacted by changes in the price of primary aluminum and the materials used in its production, including electrical power, alumina, aluminum fluoride and carbon products. Because we sell our products based principally on the LME price for primary aluminum, regional delivery premiums and value-added product premiums, we cannot pass on increased production costs to our customers. Although we attempt to mitigate the effects of price fluctuations from time to time through the use of various fixed-price commitments, financial instruments and also by negotiating LME-based pricing in some of our raw materials and electrical power contracts, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.
Electrical Power Developments in 2014
Electrical power represents our single largest operating cost. As a result, the availability of reliable electrical power at competitive prices is critical to the profitability and viability of our operations.  Historically, our domestic operations relied on long-term fixed price power supply agreements or power supply agreements based on tariff and/or cost-based pricing. Over the past two years, we have migrated our operations in Kentucky to market-based electrical power supply agreements. Currently, Hawesville and Sebree have market-based power agreements whereby EDF and Kenergy purchase power on the open market and pass it through to our operations at MISO pricing plus transmission and other costs incurred by them.
Power is supplied to Mt. Holly pursuant to a power agreement with Santee Cooper with an effective term through December 2015. Mt. Holly's current power agreement allows Mt. Holly to receive all or a portion of its supplemental power requirements from an off-system natural gas-fired power generation facility (the "off-system facility"). The energy charge for supplemental power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. On June 30, 2014, Mt. Holly gave notice to Santee Cooper under the Santee Cooper Agreement to reduce the contract demand to zero effective December 31, 2015. We are continuing discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015. Unlike the utility serving our Kentucky operations, Santee Cooper is not a participant in an organized power market and any arrangements for power supply other than from Santee Cooper’s generation portfolio must be bilateral with an identified seller and transmission right.
We continue to engage in discussions with APCo and other stakeholders in West Virginia. The possibility of a restart of the curtailed operations at Ravenswood becomes more likely if we are able to negotiate a competitively priced power agreement.
Production/Shipment Volumes
Shipment volume is another of our key performance indicators.  In normal circumstances, our facilities operate at or near capacity, and fluctuations in volume, other than through curtailments, acquisitions or expansion, generally are small. The production of primary aluminum, however, requires capital-intensive facilities and consumes large amounts of electrical power. The continuous production cycle of primary aluminum and the high costs associated with restarting operations after a prolonged interruption or curtailment limit our ability to scale our production to changing economic conditions.
Shipments were up year-over-year from 472,977 tonnes for the year ended December 31, 2013 to 570,600 tonnes for the year ended December 31, 2014, for our United States operations, primarily due to the acquisitions of the Sebree smelter in June 2013 and Mt. Holly in December 2014. In Iceland, shipments increased from 291,621 tonnes for the year ended December 31, 2013 to 296,525 for the year ended December 31, 2014, primarily due to increased production capacity as a result of the ongoing expansion project. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.

Recent Developments

Century Aluminum Expands Share Repurchase Program

On February 26, 2015, we announced today that our Board of Directors has increased the size of our ongoing share repurchase program by $20 million. Together with this increase, we had a total of $24.3 million authorized for future share repurchases.
Century purchases remaining interest in Mt. Holly
On October 23, 2014, Berkeley entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax, to acquire Alcoa’s 50.3% stake in Mt. Holly. Upon closing of the transaction on December 1, 2014, Century owns 100% of Mt. Holly. Mt. Holly, located in Goose Creek, South Carolina, employs approximately 600 people and has an annual production capacity of 231,000 tonnes of primary aluminum.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley agreed to acquire all of the issued and outstanding shares of capital stock of Alumax of South Carolina Inc. for $67.5 million in cash less certain amounts owed by Alumax to Mt. Holly and subject to working capital and other similar adjustments, of which we have paid approximately $53.8 million as of December 31, 2014. See Note 2 Business acquisitions to the consolidated financial statements included herein for additional information about the Mt. Holly acquisition.
Amendment to U.S. revolving credit facility

On October 23, 2014, we entered into an amendment to the U.S. revolving credit facility, pursuant to which the participating banks consented to the Mt. Holly acquisition and revised certain covenants for a 120-day period following the acquisition to permit the transaction. The amendment also increased our letter of credit sub-facility from $80 million to $100 million. On December 1, 2014, we entered into an additional amendment to the U.S. revolving credit facility, increasing our letter of credit sub-facility to $130 million for the period from December 1, 2014 through March 1, 2015.

Mt. Holly gave notice to Santee Cooper to end its power contract effective December 31, 2015
In June 2014, Mt. Holly gave notice to Santee Cooper under the Santee Cooper Agreement, to reduce its contract demand to zero effective December 31, 2015, which was necessary to cut off liabilities under the tariff after December 31, 2015 if there is no new contract. Mt. Holly will continue to work with Santee Cooper towards a new power agreement, and remains committed to securing a competitive, long-term power agreement that will allow it to continue to operate the facility beyond 2015.

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

Results of Operations
The following discussion reflects our historical results of operations, the comparability of which is affected by the acquisitions of Mt. Holly in December 2014 and Sebree in June 2013.
Accordingly, the results for fiscal years 2013 and 2012 are not fully comparable to the results of operations for fiscal year 2014.  We believe that our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our consolidated financial statements included herein.
The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations.

	Percentage of Net Sales
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(89.5)	(97.3)	(96.4)
Gross profit	10.5	2.7	3.6
Other operating expense – net	(0.7)	(0.6)	(1.4)
Selling, general and administrative expenses	(2.5)	(4.6)	(2.8)
Operating income (loss)	7.3	(2.5)	(0.6)
Interest expense	(1.2)	(1.6)	(1.9)
Interest income	—	0.1	0.1
Net gain (loss) on forward and derivative contracts	—	1.1	(0.3)
Gain on bargain purchase	—	0.4	—
Gain on fair value of contingent consideration	0.4	—	—
Gain on remeasurement of equity investment	0.1	—	—
Loss on early extinguishment of debt	—	(0.2)	—
Other income – net	0.1	—	0.4
Income (loss) before income taxes and equity in earnings of joint ventures	6.7	(2.7)	(2.3)
Income tax expense	(0.9)	(0.3)	(0.7)
Income (loss) before equity in earnings of joint ventures	5.8	(3.0)	(3.0)
Equity in earnings of joint ventures	—	0.2	0.2
Net income (loss)	5.8%	(2.8)%	(2.8)%

 The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM
	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2014	570,600	$1,353.4	157,777	$344.7	138,748	$215.7
2013	472,977	1,022.1	12,713	28.3	278,908	403.9
2012	362,694	822.0	14,620	34.4	269,215	415.8

(1)	Excludes scrap aluminum sales.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales:  Higher shipment volumes, due a full year of ownership of the Sebree smelter which we acquired on June 1, 2013, the acquisition of the Mt. Holly smelter on December 1, 2014 and a shift in product mix from toll to direct sales at Grundartangi, had a $342.5 million positive impact on net sales. Higher price realizations had a positive impact on net sales of $134.2 million. Direct shipments from our four operating smelters increased 242,687 tonnes in 2014 compared to 2013. Toll shipments decreased 140,160 tonnes relative to the same period last year.
Gross profit:  During 2014, higher price realizations, net of LME-based power and alumina cost, increased gross profit by $150.7 million, while increased volume, due to the acquisition of the Sebree and Mt. Holly smelters and the mix shift between toll and direct sales at Grundartangi, increased gross profit by $3.9 million. In addition, we experienced $31.4 million in net cost decreases at our smelters relative to 2013, comprised of: lower costs for power and natural gas costs at our U.S. smelters, $45.3 million; other cost increases primarily related to increasing our presence in the value-added business, $9.8 million; and increased depreciation, $4.1 million.
As part of the accounting for the purchase of the Sebree smelter, we recorded a $36.6 million estimated liability for the power contract we assumed based on the difference between the forecasted contract rates and market power rates through the contract termination date in January 2014. This liability was fully amortized over the period from June 1, 2013 through January 31, 2014, resulting in a credit to our depreciation and amortization expense. During 2013, the credit for the amortization of the power contract was $31.0 million. During 2014, the credit for the amortization of the power contract was $5.5 million. This resulted in a year to year decrease in gross profit of $25.5 million.
Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations may have a significant impact on cost of goods sold and gross profit in any period. On average our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the new basis for inventory as it turns in subsequent periods.
As of December 31, 2014, the market value of our inventory was above its cost basis requiring no valuation adjustments. As of December 31, 2013, the market value of our inventory was below its cost basis, resulting in the recording of a lower of cost or market ("LCM") valuation adjustment and a charge to cost of goods sold of $1.2 million for 2013.  During 2014, inventory with a $1.2 million market valuation adjustment was consumed into cost of goods sold at the lower basis. The net impact of the 2013 market valuation adjustment on the 2014 and 2013 comparative results is an increase in gross profit of $2.4 million.
Other operating expense – net: Other operating expense - net is primarily related to items associated with Ravenswood. Period to period charges at the facility have been relatively stable, but some post-employment benefits and other support charges are starting to trend downwards. In 2014, we offered a lump sum payout to certain former employees with vested pension benefits in an effort to reduce our long-term pension liabilities. As a result, we recorded a settlement charge of $4.7 million to other operating expense-net.
Selling, general and administrative expenses: During 2014, we experienced decreased selling, general and administrative charges due to a reduction in external legal and outside professional service support and the absence of the relocation and severance expenses we incurred in 2013 to move our corporate headquarters to Chicago. In 2014, we incurred additional charges of $2.6 million related to the separation of former senior executives. We recorded a charge of $8.4 million in 2013 related to the separation of our former chief executive officer. Also, we incurred $8.6 million of general and administrative expenses in 2013 that relate to the integration of the Century Vlissingen anode facility into our business. The Century Vlissingen anode facility is now producing anodes and its costs are included in cost of goods sold in 2014.
Net gain (loss) on forward and derivative contracts: The net gain on forward and derivative contracts in 2013 was primarily the result of an increase in the fair value of a derivative asset embedded in the E.ON contingent liability. This change in fair value resulted in unrealized gains of $16.4 million in 2013. We have recorded unrealized gains of $1.4 million in 2014 related to the derivative asset embedded in the E.ON contingent liability.
Gain on bargain purchase: On June 1, 2013, we acquired the Sebree smelter. The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. Based on the final purchase price allocation, we recorded a gain on bargain purchase of $5.3 million in 2013. See Note 2 Business acquisitions to the consolidated financial statements included herein for additional information.

Gain on fair value of contingent consideration: On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash less certain amounts owed by Alumax to the Mt. Holly operating partnership and for certain post-employment retiree medical obligations. The acquisition is also subject to adjustments for working capital and a true-up process intended to place the parties in approximately the same economic position as if the acquisition had closed on September 30, 2014. The purchase agreement includes a potential payment that will be based on the Midwest Transaction Price and production levels at Mt. Holly. The maximum amount of this post-closing cash payment by Century to Alcoa is $22.5 million and by Alcoa to Century is $12.5 million. The measurement period for this potential payment ends on December 31, 2015. At December 1, 2014, we estimated that we would make a payment to Alcoa of $13.8 million and recorded a liability of $13.8 million as contingent consideration on the opening balance sheet. Due to movements in aluminum market prices during December, the fair value of the contingent consideration was reduced by $7.9 million, resulting in a $7.9 million gain. See Note 2 Business acquisitions to the consolidated financial statements included herein for additional information.
Gain on remeasurement of equity investment: We accounted for the acquisition of Alcoa’s 50.3% stake in Mt. Holly as a step acquisition which required that we remeasure our existing 49.7% ownership interest (previously accounted for as an equity method investment) to fair value. The fair value of our interest in Mt. Holly was $56.7 million at closing, resulting in a non-cash pre-tax gain of $1.3 million in 2014. See Note 2 Business acquisitions to the consolidated financial statements included herein for additional information.
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
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The significant driver of period to period differences in income tax expense is the change in earnings at our foreign entities that are not subject to a valuation allowance. See Note 14 Income taxes to the consolidated financial statements included herein for additional information.
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
Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations can have a significant impact on cost of goods sold and gross profit in any period. On average our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the new basis for inventory as it turns in subsequent periods.

As of December 31, 2013, the market value of our inventory was below its cost basis, resulting in the recording of a LCM valuation adjustment and a charge to cost of goods sold of $1.2 million for 2013. During 2012, inventory with a $19.8 million lower basis due to a LCM valuation adjustment at December 31, 2011, was consumed into cost of goods sold at the lower basis. The net impact of the December 31, 2013 and December 31, 2011 market valuation adjustments on the 2013 and 2012 comparative results is a negative gross profit change of $21.0 million.
Other operating expense – net: Other operating expense is primarily related to costs associated with Ravenswood. In 2012, we accrued for a legal liability that was ultimately settled in 2013 for an amount lower than the accrual. This resulted in a year over year improvement of $6.0 million. A significant portion of the remaining improvement is due to lower expenses for employee benefits.
Selling, general and administrative expenses: During 2013, relocation and severance expenses related to moving our headquarters to Chicago increased selling, general and administrative expenses by $5.8 million; litigation matters, accruals for our performance-based compensation program and other general expenses increased expenses by approximately $7.6 million. In addition, we recorded a charge of $8.4 million in 2013 related to the separation of our former chief executive officer. We also incurred approximately $2.5 million in additional selling, general and administrative expenses associated with the newly acquired Sebree facility. In addition, we experienced a $7.8 million increase in general and administrative expenses in 2013 related to the integration of the Century Vlissingen carbon anode facility into our business. With the restart of operations, Vlissingen costs will be recorded in cost of goods sold beginning in 2014.
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
Gain on bargain purchase: On June 1, 2013, we acquired the Sebree smelter. Based on the purchase price allocation, we recorded a gain on bargain purchase of $5.3 million. The gain on bargain purchase reflects the LME market and the risk associated with the power agreement for the facility at June 1, 2013. See Note 2 Business acquisitions to the consolidated financial statements included herein for additional information.
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
Other income – net: During 2012, Grundartangi received a $7.9 million settlement payment for the costs to repair a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim. A significant portion of the remainder of other income – net relates to exchange rate gains and losses, the majority of which relate to items denominated in ISK.
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
Our consolidated cash and cash equivalents balance at December 31, 2014 was approximately $163 million compared to $84 million at December 31, 2013.
Availability Under Our Credit Facilities
We have in place a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150 million in the aggregate (the "U.S. revolving credit facility"). We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). Century's U.S. revolving credit facility matures in May 2018 and our Iceland revolving credit facility matures in November 2016.
As of December 31, 2014, our credit facilities had no amounts outstanding and approximately $89 million of net availability. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the year ended December 31, 2014 on a gross basis were approximately $92.4 million and $98.4 million, respectively. During the same period, total outstanding indebtedness under our credit facilities at any given time did not exceed $16.7 million.
In connection with the Mt. Holly acquisition, and in part to cover new security obligations relating to the power arrangement with Santee Cooper for Mt. Holly, we amended the U.S. revolving credit facility to increase our letter of credit sub-facility to $130 million for the period commencing on December 1, 2014 and ending on March 1, 2015 and to $100 million thereafter. As of December 31, 2014, we had approximately $111 million of letters of credit outstanding under our U.S. revolving credit facility. With the acquisition of Mt. Holly, Santee Cooper required us to post a $60 million letter of credit to secure our power obligations under the existing power contract. This letter of credit reduces automatically on a monthly basis beginning on April 1, 2015 by between $4 and $6 million until the letter of credit expires in February 2016. We are in discussions with Santee Cooper regarding power arrangements at Mt. Holly following December 31, 2015 and we may be required to post additional security in the form of letters of credit at such time.
In addition, on January 1, 2015, EDF replaced Big Rivers as our market participant with MISO for our power supply arrangements in Kentucky. The transition to EDF reduced our outstanding letters of credit by approximately $40 million.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable and inventory. Our metal sales agreements for 2015 have shorter payment terms than we have had historically. The shorter payment term will reduce our accounts receivable, which comprise part of the borrowing base of our revolving credit facilities, and could result in a corresponding reduction in availability under the revolving credit facilities. Although, the shorter payment terms will reduce our borrowing base, it should improve our cash and cash equivalents balance by accelerating payments from our customer and reducing finished goods inventory on-hand. In addition, any future curtailments of production capacity would reduce accounts receivable and inventory with similar effect.
Senior Secured Notes
We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021. In the third quarter of 2014, we retired our remaining 7.5% senior unsecured notes due August 2014 with a $2.6 million payment to the noteholders.

Acquisitions
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash less certain amounts owed by Alumax to the Mt. Holly operating partnership and for certain post-employment retiree medical obligations. The acquisition is also subject to adjustments for working capital and a true-up process intended to place the parties in approximately the same economic position as they would have been in had the acquisition closed on September 30, 2014. In December 2014, we made an initial payment of $53.8 million with available cash on hand. In the second quarter of 2015, we expect to make an additional payment of approximately $40.8 million, primarily related to pension funding. In addition, the purchase agreement provides for a post-closing cash payment to be made following December 31, 2015 based on changes in the Midwest Transaction Price between July 2, 2014 and December 31, 2015 and production levels at Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by Century to Alcoa is $22.5 million and by Alcoa to Century is $12.5 million. See Note 2 Business acquisitions to the consolidated financial statements included herein for additional information.
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2014, the principal and accrued interest for the E.ON contingent obligation was $18.2 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2014 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments. See Note 5 Derivative and hedging instruments and Note 6 Debt to the consolidated financial statements included herein for additional information.
Employee Benefit Plan Contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. The remaining contributions under this agreement are approximately $10.7 million, of which approximately $3.7 million was scheduled to be made in 2014. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In 2014 and 2015, we elected to defer contributions under the PBGC agreement and have provided the PBGC with the appropriate security.
In addition to the contributions required pursuant to the PBGC settlement, based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits ("SERB") plan of approximately $3.6 million and $1.7 million, respectively, for total pension contributions of $5.3 million during 2015. We may choose to make additional contributions to these plans from time to time at our discretion.
Other Items
During the second quarter of 2014, Nordural ehf participated in the 50/50 ISK Auctions (the "Auctions") sponsored by the Central Bank of Iceland ("CBI") and may participate in future auctions. The Auctions allow authorized investors to exchange foreign currency for ISK with 50% exchanged at the official rate set by the CBI and 50% exchanged at the auction rate. The ISK received in the Auction must be invested in Iceland for a minimum of five years.
During 2014, we paid Icelandic withholding taxes on intercompany dividends of approximately $5.5 million. We anticipate these payments will be refunded in November 2015. In November 2014, we received a refund for Icelandic withholding taxes paid in 2013 of $9.5 million. The withholding taxes and associated refunds are payable in Icelandic kronur ("ISK") and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.

In August 2011, our Board of Directors approved a $60 million common stock repurchase program. Through December 31, 2014, we had expended approximately $50 million under the program. In February 2015, our Board of Directors authorized a $20 million increase in the stock repurchase plan. In 2015 through February 27, 2015, we repurchased $5.8 million of our common stock. As of March 2, 2015, we had $24.3 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In June 2012, Nordural Grundartangi ehf entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of December 31, 2014, these power prepayments totaled approximately $2.1 million.
We are also defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 15 Commitments and contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures for 2014 were $55.1 million, compared to $68.1 million for 2013. Capital expenditures for 2014 include approximately $12.8 million for the Grundartangi expansion project and approximately $13.2 million was related to Vlissingen. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe total capital spending in 2015 will be approximately $80 to $90 million, primarily related to our ongoing expansion project at Grundartangi, our restart of the second furnace at Vlissingen and other investment projects at our North American facilities.
In connection with the restart and expansion of production capacity at Vlissingen, we made approximately $13.2 million in aggregate capital expenditures in 2014, compared to $18.2 million in 2013. In late 2014, we began a project to restart the second baking furnace at Vlissingen, which will increase total annual carbon anode production capacity to 150,000 tonnes. The project is expected to be completed by the end of 2015 at an estimated cost of $15 million.
In fourth quarter of 2014, we also began a capital project to improve the efficiency of Hawesville's carbon anode rodding operations. The project is expected to be completed in the fourth quarter of 2015 at an estimated cost of $16 million. We incurred $0.7 million in capital expenditures towards this project for the year ended December 31, 2014.
We have made aggregate capital expenditures through December 31, 2014 related to the construction and development of the Helguvik project of approximately $148 million and we continue to make capital expenditures for this project. We also have substantial future contractual commitments for the Helguvik project. Capital expenditures for 2014 for the Helguvik project were approximately $0.3 million. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12.1 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be less than $0.5 million per year until the restart of major construction activities at Helguvik. We cannot, at this time, predict when the restart of major construction activity will occur. See Item 1A, "Risk Factors — Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time" included herein.

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
The following table includes a reconciliation of adjusted EBITDA to operating income (loss), the most comparable GAAP financial measure.

	2014	2013	2012
	(dollars in thousands)
Operating income (loss)	$140,780	$(36,556)	$(7,274)
Depreciation	70,731	66,570	62,570
Sebree power contract amortization	(5,534)	(31,031)	—
Non-cash inventory adjustment	(1,247)	1,247	(19,818)
Litigation items	3,600	(2,225)	3,800
Corporate relocation	—	5,777
Non-cash, non-recurring pension charges	4,964	—	—
Separation of former senior executives	2,590	8,394	—
Adjusted EBITDA	$215,884	$12,176	$39,278
Historical Cash Flows
Our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 are summarized below:

	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$196,411	$19,718	$37,139
Net cash used in investing activities	(109,057)	(117,174)	(32,531)
Net cash used in financing activities	(8,200)	(2,432)	(4,033)
Change in cash and cash equivalents	$79,154	$(99,888)	$575
Net cash flow from operating activities for 2014 was $196.4 million, compared to $19.7 million for 2013. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to $204 million higher adjusted EBITDA in 2014 compared to 2013, $3 million lower interest payments in 2014 compared to 2013 and $3 million lower pension contributions in 2014 compared to 2013. These increases in cash provided by operating activities were primarily offset by lower cash provided by changes in working capital, $19 million lower in 2014 compared to 2013, $11 million higher income tax payments in 2014 compared to 2013 and a one-time separation payment to our former CEO of $10 million paid in 2014.
Our cash flows from operating activities decreased to $19.7 million in 2013 from $37.1 million in 2012. The decrease in net cash from operating activities in 2013 was primarily due to $27 million lower adjusted EBITDA in 2013 compared to 2012, $9 million higher pension contributions in 2013 related to the PBGC settlement. In addition, in 2013, we paid a litigation settlement of $1.6 million; we received an insurance settlement of $7.9 million in 2012. Offsetting these decreases in cash flows, we received $8.1 million in net tax refunds in 2013 versus $13.7 million in net tax payments in 2012.
Our net cash used in investing activities for 2014 was $109.1 million, compared to $117.2 million for 2013. The decrease in cash used was due to $8.0 million lower capital expenditures in 2014 compared to 2013, $5 million lower capital expenditures for Vlissingen in 2014 compared to 2013 as the restart of Vlissingen was completed. These decreases were offset by a $5.7 million increase in acquisitions, with the $53.8 million purchase of the Mt. Holly smelter in 2014 compared to the acquisition of the Sebree smelter in 2013 for $48.1 million.
Our net cash used in investing activities in 2013 was $117.2 million compared to $32.5 million in 2012. The increase in cash used was due to the purchase of the Sebree smelter in 2013, for $48.1 million. In addition, increased capital expenditures in 2013 compared to 2012 accounted for an increase of $29.3 million, primarily for the Grundartangi expansion project and Vlissingen restart. Restricted cash deposits were $1.2 million higher in 2013 compared to 2012 and payments received from joint ventures were $6.6 million lower in 2013.
Our net cash used in financing activities for 2014 was $8.2 million, compared to $2.4 million for 2013. In 2014, cash used in financing activities was related to $6 million in net repayments of the amounts borrowed under our revolving credit facilities and the extinguishment of the remaining $2.6 million of our 7.5% Notes due in 2014. In addition, we received $0.4 million from the exercise of stock options.
Our net cash used in financing activities during 2013 was $2.4 million. The cash used was primarily related to the tender offer, consent solicitation and redemption of our 7.5% Notes due 2014 and issuance of our 7.5% Notes. The net cost of our long-term debt transactions in 2013 was $8.5 million, offset by net borrowings under our revolving credit facilities of $6.0 million.

Critical Accounting Estimates
Our significant accounting policies are described in Note 1 Summary of significant accounting policies to the consolidated financial statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postretirement benefits ("OPEB"), deferred tax assets, accounting for business combinations and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.
Pension and Other Postretirement Benefit Liabilities
We sponsor several pension and other postretirement benefit plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care cost inflation rate and the long-term rate of return on plan assets.
Discount Rate Selection
It is our policy to select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to yields on high-quality zero coupon bonds.  We use the Ryan Discount Rate Curve (the "Ryan Curve") which is considered acceptable under generally accepted accounting principles in the United States ("GAAP"). We believe the Ryan Curve provides a method of developing spot curve yield (our discount rate) that is consistent with observable market conditions.
The Ryan Curve was specifically developed to meet the criteria set forth in ASC 715 "Compensation — Retirement Benefits."  The published information at the end of each calendar month includes spot rate yields (high quality zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Ryan Curve rate represents the assumed discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan (that we believe is consistent with our plans).

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

Weighted Average Discount Rate Assumption for:	2014	2013

Pension plans	4.05%	4.89%
OPEB	4.00%	4.99%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2014:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(18.4)	$20.5
OPEB plans	(10.6)	11.9
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
Medical cost inflation is initially estimated to be 8%, declining to 5% over seven years and thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2014:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$1.3	$(1.0)
Effect on accumulated postretirement benefit obligation	24.8	(20.1)
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
The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $748 million against all of our U.S. and Netherlands deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2014, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses.
Accounting for Business Combinations
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
Mt. Holly Acquisition
On December 1, 2014, we completed the acquisition of Alcoa’s 50.3% stake in Mt. Holly for a purchase price of $67.5 million in cash subject to working capital and other similar adjustments.
Contingent consideration
The acquisition agreement provides for a post-closing cash payment, either by Century to Alcoa, or by Alcoa to Century, to be made following December 31, 2015 based on (i) changes in the Midwest Transaction Price for aluminum between July 2, 2014 and December 31, 2015 and (ii) the aggregate cast house production of Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by (i) Century to Alcoa is $22,500 and (ii) Alcoa to Century is $12,500. Determining the fair value of the post-closing cash payment requires management to estimate the expected cast house production through December 31, 2015, and estimate the expected average Midwest Transaction Price during the remaining period through December 31, 2015. Our cast house production estimates are based on our business plan for the period covered. We estimated the Midwest Transaction Price using the LME forward curve and historical and estimated Midwest Premiums. There are no publicly published forward curves or future quotes for the Midwest Premium. We used estimates of the Midwest Premium that are consistent with our business planning activities. Changes in the estimates and assumptions we used could result in a materially different valuation of these assumed liabilities and their amortization, which could have had a material effect on our results of operations.
Sebree
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
Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future sales volumes, future selling prices and costs, alternative uses for the asset, and estimated proceeds from the disposal of the asset.  However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions at the time of such impairment reviews.
We are currently evaluating the Helguvik project’s cost, scope and schedule, in light of issues surrounding the Helguvik electrical power agreements.  These agreements contain certain conditions to the power suppliers' obligations and the power suppliers have alleged that certain of these conditions have not been satisfied. In July 2014, HS, one of our power suppliers, commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. We are currently in negotiations with both power suppliers with respect to such conditions and other matters pertaining to these agreements. If we are unable to reach agreement regarding the satisfaction of the remaining conditions to the power agreements, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if these suppliers do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.
The aggregate capital expenditures through December 31, 2014 related to the Helguvik project were approximately $148 million.  In evaluating the construction in progress at Helguvik, if we believe there are indicators of impairment, we would consider the costs to complete the construction and the estimated undiscounted future cash flows over the estimated useful life of Helguvik and compare the estimated undiscounted future cash flows to the carrying value and expected costs to complete construction of the Helguvik project to determine if an impairment exists.  If we do not restart construction, we may have to recognize a loss on our investment at the time that a decision is made to abandon the project.
In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was approximately $46 million at December 31, 2014.  If the estimated future undiscounted cash flows from the asset group were less than the carrying value of the asset group or our assumptions for the use of this facility were to change, we would recognize a loss on all or a portion of the assets at that time.  The estimated future undiscounted cash flows assume that the operations at the Ravenswood facility will resume once adequate LME prices for primary aluminum are reached and upon the successful negotiation and execution of certain critical enabling agreements for power and labor. If we believed that there are indicators of an impairment, we would compare the estimated undiscounted future cash flows to the carrying value of Ravenswood and the expected cost of restarting the facility to determine if an impairment exists.
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

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(dollars in millions)
Long-term debt (1)	$258	$—	$—	$—	$—	$—	$258
Estimated interest payments (2)	139	19	19	19	19	19	44
Purchase obligations (3)	1,430	261	211	99	101	104	654
OPEB obligations (4)	310	5	6	7	7	8	277
Other liabilities (5)	93	8	8	8	8	7	54
Total	$2,230	$293	$244	$133	$135	$138	$1,287

(1)
Long-term debt includes principal repayments on the 7.5% Notes due 2021 and the IRBs.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Based on the LME forward market prices for primary aluminum at December 31, 2014 and management's estimate of the LME forward market for periods beyond the quoted periods, we have assessed that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2014 rate for that debt continues until the respective due date.  We assume that no interest payments on the E.ON contingent obligation will be paid through the term of agreement, see above.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts, excluding market-based power and raw material requirements contracts.  For contracts with LME-based pricing provisions, including our long-term alumina contracts and Icelandic power contracts, we assumed a LME price using the LME forward curve as of December 31, 2014.

(4)	Includes the undiscounted estimated benefit payments for our OPEB obligations, which are unfunded.

(5)
Other liabilities include estimated SERB benefit payments, workers' compensation benefit payments and asset retirement obligations.  Asset retirement obligations are estimated disposal costs for the potliner currently in service.

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
Apart from the Glencore Grundartangi Metal Agreement, the Southwire Metal Agreement (which expired at the end of 2014) and the Glencore Sweep Agreement (a contract for all metal produced in the U.S. in 2013, less existing sales agreements and valued-added metal sales, which expired at the end of 2013), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	December 31, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	6,108	118,373
Other forward delivery contracts – Glencore	4,058	20,008
We had no outstanding primary aluminum forward financial sales contracts at December 31, 2014. We had no fixed price forward financial contracts to purchase aluminum at December 31, 2014.

Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements. Under the market-based power agreements, EDF and Kenergy purchase market-based electrical power on the open market and pass it through to Hawesville and Sebree at MISO pricing, plus transmission and other costs incurred by them. See Part I, Item 1, "Business - Supply Contracts - Electrical Power Supply Agreements" for additional information about these market-based power agreements.
Electrical Power Price Sensitivity
With the movement toward market-based power supply agreements, we have increased our electrical power price risk for our domestic operations due to fluctuations in the price of power available on the MISO market. Power represents our single largest operating cost, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our Hawesville, Sebree and Mt. Holly operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.
While we currently have not entered into any forward contracts to mitigate the price risk associated with our open market power purchases, we may manage our exposure by entering into certain forward contracts or option contracts in future periods.

Electrical power price sensitivity by location:
	Hawesville	Sebree	Total
Expected average load (in megawatts ("MW"))	482	385	867
Annual expected electrical power usage (in megawatt hours ("MWh"))	4,222,320	3,372,600	7,594,920
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$7,600
Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  We have deposits denominated in ISK in Icelandic banks; in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We may incur further capital expenditures for Vlissingen in future periods. In addition, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  Upon a restart of major construction for the Helguvik project, we have forecasted that a significant portion of the capital expenditures would be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of December 31, 2014, we had no foreign currency forward contracts outstanding.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Item 9A, Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Mt. Holly aluminum smelter, which was acquired on December 1, 2014, and whose financial statements constitute 10.4% of total assets and 1.3% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at the Mt. Holly aluminum smelter. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 2, 2015

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	2014	2013	2012
NET SALES:
Third-party customers	$668,941	$943,262	$719,812
Related parties	1,262,101	511,051	552,299
	1,931,042	1,454,313	1,272,111
Cost of goods sold	1,728,586	1,414,790	1,225,769
Gross profit	202,456	39,523	46,342
Other operating expense – net	12,481	8,602	18,253
Selling, general and administrative expenses	49,195	67,477	35,363
Operating income (loss)	140,780	(36,556)	(7,274)
Interest expense	(22,015)	(23,091)	(24,029)
Interest income	301	728	554
Net gain (loss) on forward and derivative contracts	179	16,598	(4,150)
Gain on bargain purchase	—	5,253	—
Gain on fair value of contingent consideration	7,943	—	—
Gain on remeasurement of equity investment	1,318	—	—
Loss on early extinguishment of debt	—	(3,272)	—
Other income – net	991	496	5,576
Income (loss) before income taxes and equity in earnings of joint ventures	129,497	(39,844)	(29,323)
Income tax expense	(18,308)	(3,131)	(8,910)
Income (loss) before equity in earnings of joint ventures	111,189	(42,975)	(38,233)
Equity in earnings of joint ventures	1,305	2,662	2,623
Net income (loss)	$112,494	$(40,313)	$(35,610)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.16	$(0.45)	$(0.40)
Diluted	1.15	(0.45)	(0.40)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Comprehensive income (loss):
Net income (loss)	$112,494	$(40,313)	$(35,610)
Other comprehensive income (loss) before income tax effect:
Net unrealized loss on financial instruments	—	—	(218)
Net loss reclassified to income on financial instruments	—	—	567
Net gain on foreign currency cash flow hedges reclassified as income	(186)	(186)	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(41,995)	56,795	(16,691)
Prior service cost arising during the period	(1,299)	—	—
Amortization of prior service benefit during the period	(3,504)	(3,920)	(4,113)
Amortization of net loss during the period	10,312	8,174	9,837
Change in equity in investee other comprehensive income	—	61	(4,236)
Other comprehensive income (loss) before income tax effect	(36,672)	60,924	(15,040)
Income tax effect	(1,829)	(1,564)	(1,564)
Other comprehensive income (loss)	(38,501)	59,360	(16,604)
Total comprehensive income (loss)	$73,993	$19,047	$(52,214)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$163,242	$84,088
Restricted cash	801	1,697
Accounts receivable — net	76,165	56,184
Due from affiliates	31,503	43,587
Inventories	283,480	239,615
Prepaid and other current assets	29,768	32,276
Deferred taxes	14,281	13,614
Total current assets	599,240	471,061
Property, plant and equipment — net	1,291,218	1,247,661
Other assets	123,577	91,474
TOTAL	$2,014,035	$1,810,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$151,443	$108,490
Due to affiliates	22,261	53,582
Accrued and other current liabilities	104,646	69,466
Accrued employee benefits costs	10,159	8,410
Industrial revenue bonds	7,815	7,815
Total current liabilities	296,324	247,763
Senior notes payable	246,888	246,528
Accrued pension benefits costs — less current portion	59,906	39,848
Accrued postretirement benefits costs — less current portion	152,894	129,284
Other liabilities	53,272	37,743
Deferred taxes	113,604	106,218
Total noncurrent liabilities	626,564	559,621
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 78,141 outstanding at December 31, 2014; 160,000 issued and 79,620 outstanding at December 31, 2013)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,851,103 issued and 89,064,582 outstanding at December 31, 2014; 93,496,798 issued and 88,710,277 outstanding at December 31, 2013)	939	935
Additional paid-in capital	2,510,261	2,508,574
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(117,682)	(91,832)
Accumulated deficit	(1,252,448)	(1,364,942)
Total shareholders’ equity	1,091,147	1,002,812
TOTAL	$2,014,035	$1,810,196

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2011	$1	$932	$2,506,842	$(45,891)	$(134,588)	$(1,289,019)	$1,038,277
Net loss – 2012	—	—	—	—	—	(35,610)	(35,610)
Other comprehensive loss	—	—	—	—	(16,604)	—	(16,604)
Issuance of common stock – compensation plans	—	1	(1)	—	—	—	—
Repurchase of common stock	—	—	—	(4,033)	—	—	(4,033)
Share-based compensation expense	—	—	613	—	—	—	613
Balance, December 31, 2012	$1	$933	$2,507,454	$(49,924)	$(151,192)	$(1,324,629)	$982,643
Net loss – 2013	—	—	—	—	—	(40,313)	(40,313)
Other comprehensive loss	—	—	—	—	59,360	—	59,360
Issuance of common stock – compensation plans	—	1	43	—	—	—	44
Share-based compensation expense	—	—	1,078	—	—	—	1,078
Conversion of preferred stock to common stock	—	1	(1)	—	—	—	—
Balance, December 31, 2013	$1	$935	$2,508,574	$(49,924)	$(91,832)	$(1,364,942)	$1,002,812
Net income – 2014	—	—	—	—	—	112,494	112,494
Other comprehensive loss	—	—	—	—	(38,501)	—	(38,501)
Elimination of equity in investee resulting from acquisition	—	—	—	—	12,651	—	12,651
Issuance of common stock – compensation plans	—	2	302	—	—	—	304
Share-based compensation expense	—	—	1,387	—	—	—	1,387
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2014	$1	$939	$2,510,261	$(49,924)	$(117,682)	$(1,252,448)	$1,091,147

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$112,494	$(40,313)	$(35,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss (gain) on forward contracts	—	(1,170)	2,987
Gain on bargain purchase	—	(5,253)	—
Gain on fair value of contingent consideration	(7,943)	—	—
Gain on remeasurement of equity investment	(1,318)	—	—
Unrealized gain on E.ON contingent obligation	(1,412)	(16,781)	—
Accrued and other plant curtailment costs — net	4,350	4,452	5,251
Lower of cost or market inventory adjustment	(1,247)	1,247	(19,818)
Depreciation	70,731	66,570	62,570
Sebree power contract amortization	(5,534)	(31,031)	—
Debt discount amortization	361	672	1,069
Pension and other postretirement benefits	6,939	1,740	3,129
Deferred income taxes	2,633	(1,493)	1,529
Stock-based compensation	1,334	1,078	613
Loss on early extinguishment of debt	—	3,272	—
Equity in earnings of joint ventures, net of dividends	425	871	(2,623)
Change in operating assets and liabilities:
Accounts receivable — net	(19,981)	(6,001)	(2,537)
Due from affiliates	12,084	(5,717)	2,202
Inventories	(16,513)	(21,740)	31,854
Prepaid and other current assets	3,392	5,318	4,946
Accounts payable, trade	11,797	25,224	(12,114)
Due to affiliates	3,058	13,845	(2,167)
Accrued and other current liabilities	18,071	5,834	(5,746)
Other — net	2,690	19,094	1,604
Net cash provided by operating activities	196,411	19,718	37,139
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(41,559)	(46,533)	(17,677)
Nordural expansion — Helguvik	(337)	(3,331)	(7,317)
Purchase of carbon anode assets and improvements	(13,230)	(18,213)	(13,814)
Purchase of Sebree smelter	(1,042)	(48,058)	—
Investments in and advances to joint ventures	—	(125)	(275)
Payments received from joint ventures	—	—	6,622
Purchase of remaining interest in Mt. Holly smelter	(53,831)	—	—
Proceeds from sale of property, plant and equipment	46	525	188
Restricted and other cash deposits	896	(1,439)	(258)
Net cash used in investing activities	(109,057)	(117,174)	(32,531)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,603)	(249,604)	—
Proceeds from issuance of debt	—	246,330	—
Borrowings under revolving credit facilities	92,423	22,725	18,076
Repayments under revolving credit facilities	(98,423)	(16,725)	(18,076)
Debt issuance costs	—	(3,994)	—
Debt retirement costs	—	(1,208)	—
Repurchase of common stock	—	—	(4,033)
Issuance of common stock	403	44	—
Net cash used in financing activities	(8,200)	(2,432)	(4,033)
CHANGE IN CASH AND CASH EQUIVALENTS	79,154	(99,888)	575
Cash and cash equivalents, beginning of year	84,088	183,976	183,401
Cash and cash equivalents, end of year	$163,242	$84,088	$183,976

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(amounts in thousands, except share and per share amounts)

 1. Summary of significant accounting policies

Organization and Basis of Presentation — Century Aluminum Company ("Century Aluminum," "Century," the "Company", "we", "us", "our" or "ours") is a holding company, whose principal subsidiaries are Century Kentucky, Inc. (together with its subsidiaries, "CAKY"), Nordural ehf ("Nordural"), Century Aluminum Sebree LLC ("Century Sebree"), Century Aluminum of South Carolina ("CASC"), and Century Aluminum of West Virginia, Inc. ("Century of West Virginia").  Century Kentucky, Inc. operates a primary aluminum reduction facility in Hawesville, Kentucky ("Hawesville").  Nordural Grundartangi ehf, a subsidiary of Nordural, operates a primary aluminum reduction facility in Grundartangi, Iceland ("Grundartangi").  Century Sebree operates a primary aluminum reduction facility in Robards, Kentucky ("Sebree"). Century of West Virginia owns a primary aluminum reduction facility in Ravenswood, West Virginia ("Ravenswood").  CASC operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("Mt. Holly"). We are constructing a primary aluminum facility in Helguvik, Iceland ("Helguvik" or the "Helguvik project") which is owned and would be operated through Nordural Helguvik ehf, a subsidiary of Nordural.

Mt. Holly was operated as a joint venture between us and Alumax of South Carolina Inc. ("Alumax of SC") until our wholly-owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), acquired Alumax of SC in December 2014. See Note 2 Business acquisitions for additional information about the Acquisition. Prior to the acquisition, Berkeley held a 49.7% interest in the partnership which operated Mt. Holly and a 49.7% undivided interest in the property, plant, and equipment comprising Mt. Holly.  The remaining interest in the partnership and the remaining undivided interest in Mt. Holly's property, plant and equipment were owned by Alumax of SC.  Alcoa managed and operated Mt. Holly pursuant to an Owners Agreement. Pursuant to the Owners Agreement, each owner furnished their own alumina, for conversion to aluminum, and was responsible for their pro rata share of the operating and conversion costs.

In 2013, Century Sebree, acquired Sebree from a subsidiary of Rio Tinto Alcan, Inc. ("RTA").

In 2012, our wholly owned subsidiary, Century Aluminum Vlissingen B.V. ("Century Vlissingen") purchased a carbon anode production facility located in Vlissingen, the Netherlands ("Vlissingen"). Vlissingen restarted operations in late 2013 and supplies carbon anodes to Grundartangi.

We also own a 40% stake in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  BHH supplies anodes to Grundartangi.

Prior to our initial public offering, we were an indirect, wholly-owned subsidiary of Glencore plc (together with its subsidiaries, "Glencore").  At December 31, 2014, based on their filings with the Securities and Exchange Commission, Glencore owned 41.8% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has an overall 46.5% economic ownership of Century.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts.

Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all intercompany transactions and accounts. Our interest in the BHH joint venture are accounted for under the equity method. For BHH, we report our investment in its results of operations on a one-quarter lag.
Reclassification — Certain immaterial amounts reported in previous years have been reclassified to conform to the current period presentation.

Revenue recognition — Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms.  In some instances, we invoice our customers prior to physical shipment of goods.  In such instances, revenue is recognized only when the customer has specifically requested such treatment and has made a commitment to purchase the product.  The goods must be complete, ready for shipment and physically separated from other inventory with risk of ownership passing to the customer.  We must retain no performance obligations.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $1,000 and $734 at December 31, 2014 and 2013, respectively.

Inventories — Our inventories are stated at the lower of cost or market ("LCM"), using the first-in, first-out ("FIFO") method.

Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Additions, renewals and improvements are capitalized.  Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in other income – net.  Maintenance and repairs are expensed as incurred.  We capitalize interest for the construction of qualifying assets.  Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

Building and improvements    10 to 45 years
Machinery and equipment         5 to 35 years

Impairment of long-lived assets — We review our property, plant and equipment for potential impairment whenever events or circumstances indicate that the carrying amount of these assets (asset group) may not be recoverable.  The carrying amount of the assets (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets (asset group). In that case, an impairment loss would be recognized for the amount in which the carrying amount exceeds the fair value of the assets (asset group), with the fair value determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. We estimate the future cash flows using management’s assumptions about the expected future use of the assets (asset group), the remaining useful life, expenditures to maintain the service potential, market and other cost assumptions.

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future sales volumes, future selling prices and cost, alternative uses for the asset, and estimated proceeds from the disposal of the asset.  However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions at the time of such impairment reviews. We did not recognize any impairment losses on our long-lived fixed assets during 2014, 2013 or 2012.

Business Acquisitions — We account for business acquisitions by applying the acquisition method in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 "Business Combinations." We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The difference between the fair value of the net assets acquired and the purchase price is recorded as either goodwill or a bargain purchase gain. We record the operating results of our acquired businesses in our consolidated statements of operations from the date of acquisition.

Other Assets — Other assets consist primarily of Century’s investments in joint ventures, deferred financing costs, assets held in a Rabbi trust to fund the non-qualified supplemental executive retirement benefits ("SERB") pension benefit obligation, prepaid power costs, internal use software and operating maintenance supplies not expected to be consumed within the year. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint ventures.  Deferred financing costs are amortized on a straight-line basis over the life of the related financial instrument.

Prior to the Acquisition, we accounted for our interest in the Mt. Holly partnership using the equity method of accounting.  Additionally, our undivided interest in certain property, plant and equipment of Mt. Holly was held outside of the partnership and the undivided interest in these assets of the facility was accounted for in accordance with the ASC 810-10-45-14 "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures."  Accordingly, prior to the Acquisition, the undivided interest in these assets and the related depreciation were accounted for on a proportionate gross basis.

Income Taxes — We account for income taxes using the asset and liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  Accordingly, we have a valuation allowance against all of our net federal and state deferred tax assets.  We have a valuation allowance against a portion of our Icelandic and all of our Hong Kong and the Netherlands net operating loss ("NOL") deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.  During 2012, we removed our election to permanently reinvest foreign earnings. See Note 14 Income taxes for additional information.

Defined Benefit Pension and Other Postretirement Benefits — We sponsor defined benefit pension and other postretirement benefit ("OPEB") plans for certain of our domestic hourly and salaried employees. We recognize expenses, assets and liabilities based on actuarial assumptions. We contribute to our defined benefit pension plans based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements.  In addition, we maintain the SERB plan for certain current and former executive officers.  We account for these plans in accordance with ASC 715 "Compensation — Retirement Benefits." We use a measurement date of December 31st to determine the pension and OPEB liabilities.

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

Derivatives and hedging — We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.  We also enter into fixed price financial sales contracts and put option contracts to manage our exposure to changing primary aluminum prices.

Certain physical delivery and financial sales contracts for primary aluminum that are not designated cash flow hedges or do not qualify for cash flow hedge treatment are marked-to-market quarterly.  Fluctuations in the London Metal Exchange ("LME") price of primary aluminum may have a significant impact on gains and losses included in our financial statements from period to period.  We recognize the unrealized and realized gains and losses associated with these contracts in net gain (loss) on forward and derivative contracts.

See Note 4 Fair value measurements and Note 5 Derivatives and hedging instruments for additional information about these contracts.

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona ("ISK") and the Chinese yuan.  Grundartangi and Vlissingen use the U.S. dollar as their functional currency, however a portion of the operating expenses of their respective facilities are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  Labor costs, maintenance costs and other local services at Vlissingen are denominated in euros. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income – net in the consolidated statements of operations. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s and Vlissingen's operating margins.  In addition, our joint venture investment in BHH uses the Chinese yuan as its functional currency.  For our joint venture investments, we record gains and losses associated with foreign currency exchange rates in equity in earnings of joint ventures.

Financial Instruments — Our receivables, certain life insurance policies, payables, borrowings under our revolving credit facilities and debt related to industrial revenue bonds ("IRBs") are carried at amounts that approximate fair value.  The following table provides the carrying amounts and approximate fair values (based on the last available trading data) of our 7.5% senior secured notes due 2021 (the "7.5% Notes due 2021") and our 7.5% senior unsecured notes due 2014 (the "7.5% Notes due 2014"). See Note 4 Fair value measurements for additional information about these financial instruments.

	December 31, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
7.5% Notes due 2021	$246,888	$256,408	$246,528	$244,375
7.5% Notes due 2014	—	—	2,603	2,487

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per share — Basic earnings (loss) per share ("EPS") amounts are calculated by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

Our Series A Convertible Preferred Stock has similar characteristics to a "participating security" as described by ASC 260 "Earnings per Share" and we calculate the amount of net income (loss) allocated to common stockholders and basic EPS using the Two-Class Method earnings allocation formula, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.

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

Asset Retirement Obligations — We are subject to environmental regulations which create certain legal obligations related to the normal operations of our domestic primary aluminum smelter operations. Our asset retirement obligations ("AROs") consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities. AROs are recorded on a discounted basis, at the time the obligation is incurred (when the pot liner is put in service) and accreted over time for the change in the present value of the liability. We capitalize the asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful lives.

Certain conditional asset retirement obligations ("CAROs") related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  CAROs are a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within our control. We would recognize a CARO in the period in which sufficient information exists to reasonably estimate the fair value of the liability. These CAROs relate to the remediation of our primary aluminum facilities for certain regulated assets and hazardous material, such as landfills and asbestos and various other materials.
Concentrations of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables.  Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers and collectability of our trade receivables.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The grant-date fair value of service-based share awards is equal to the closing stock price on the date of the grant. Stock option grant-date fair value is estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. We have not issued any stock options since 2009. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

We issue shares to satisfy the requirements of our share-based compensation plans. At this time, we do not plan to issue treasury shares to support our share-based compensation plans, but we may in the future.

We award performance units to certain officers and employees. The performance units may be settled in cash or common stock at the discretion of the Board. These awards have historically been settled in cash, and we expect that to continue.

Recently Issued Accounting Standards – We evaluate the impact of FASB Accounting Standards Updates ("ASUs") issued.  When the adoption or planned adoption of recently issued ASUs will potentially have a material impact on our consolidated financial position, results of operations and cash flows, we disclose the quantitative and qualitative effects of the adoption in our consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
2. Business acquisitions
Acquisition of Mt. Holly aluminum smelter
On October 23, 2014, Berkeley entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax Inc. ("Alumax"), a wholly owned subsidiary of Alcoa, to acquire Alcoa’s 50.3% stake in Mt. Holly. Upon closing of the transaction on December 1, 2014, Century owns 100% of Mt. Holly. Mt. Holly, located in Goose Creek, South Carolina, employs approximately 600 people and has an annual production capacity of 231,000 tonnes of primary aluminum.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley agreed to acquire all of the issued and outstanding shares of capital stock of Alumax of SC for $67,500 in cash less certain amounts owed by Alumax to Mt. Holly and subject to working capital and other similar adjustments, of which we have paid approximately $53,831 as of December 31, 2014. The acquisition was funded with available cash on hand. We incurred $1,087 of acquisition-related costs during 2014. All acquisition-related costs were expensed to selling, general and administrative expenses during 2014.
Pension funding obligations
Alcoa spun-off the pension plan assets for the Mt. Holly employees and former employees into a qualified defined benefit pension plan established by Century. The new Mt. Holly pension plan benefit obligations were measured based on termination basis under IRS Code Section 414(l). The Mt. Holly pension plan was fully funded using the Pension Benefit Guaranty Corporation ("PBGC") assumptions, which are more conservative than the assumptions we use to measure our defined benefit obligations, and resulted in the recognition of a pension asset at closing.
Contingent Consideration - Earn-out provision
The Stock Purchase Agreement provides for a post-closing cash payment to be made following December 31, 2015 based on (i) changes in the Midwest Transaction Price for aluminum between July 2, 2014 and December 31, 2015 and (ii) the aggregate cast house production of Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by (i) CASC to Alumax is $22,500 and (ii) Alumax to CASC is $12,500. We measured the fair value of the contingent consideration and recognized a $13,780 liability at December 1, 2014. Each period, until the end of the measurement period on December 31, 2015, we will remeasure the fair value of the contingent consideration. Any changes in the fair value will be recognized in earnings. In December 2014, we recognized $7,943 in gain on fair value of contingent consideration, primarily related to decreases in the forward curve of the LME price of primary aluminum.
Step Acquisition
In accordance with ASC 805, we accounted for this transaction as a step acquisition which required that we remeasure our existing 49.7% ownership interest (previously accounted for as an equity method investment) to fair value. The fair value of our interest in Mt. Holly was $56,723 at closing, resulting in a non-cash pre-tax gain of $1,318 included in gain on remeasurement of equity investment on our consolidated statements of operations for 2014. Our previously recorded equity method investment in Mt. Holly and the proportionally consolidated property, plant and equipment was derecognized from our consolidated balance sheets. Since the date of the step acquisition, the financial results of Mt. Holly were included within our consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. The purchase price allocation is preliminary and subject to change based on the finalization of the valuation of assets and liabilities and the fair value of the previously held equity investment. The amounts presented below represent our estimates based on a preliminary valuation of certain assets and liabilities in connection with the acquisition of the Mt. Holly smelter. The results of the valuation are currently under review by management and are expected to be finalized in the second quarter of 2015.

The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed as of the acquisition date:

Acquisition Date Fair Value as of December 1, 2014
Consideration:
Purchase price	$67,500
Pension funding (1)	46,546
Contingent consideration	13,780
Economic, working capital and other closing adjustments (1)	(12,324)
Settlement of partnership accounts	(23,172)
Fair value of existing equity investment	56,723
Total consideration	$149,053
Assets Acquired:
Inventories	$26,105
Due from Alumax	20,786
Prepaid and other current assets	2,527
Intangible asset	2,580
Pension asset (1)	30,842
Property, plant and equipment – net	127,089
Total assets acquired	$209,929
Liabilities Assumed:
Accounts payable, trade	$41,471
Accrued and other current liabilities	8,335
Accrued postretirement benefit costs (1)	2,857
Other liabilities	8,213
Deferred taxes	4,804
Total liabilities assumed	$65,680
Goodwill	$4,804

(1)
These amounts represents our preliminary estimates based on our current expectation of the pension, working capital, economic and other closing adjustments. These estimates are subject to review and approval by both parties. The final determination and payment of the settlement amounts is expected in the second quarter of 2015.

From the acquisition date of December 1, 2014 through December 31, 2014, the revenue and earnings that were attributable to the acquired Alcoa’s 50.3% stake in Mt. Holly included in the consolidated statement of operations is as follows:

Year ended December 31,
2014
Mt. Holly revenue	$25,911
Mt. Holly income from continuing operations (1)	3,024

(1)	The income attributable to the acquired Alcoa’s 50.3% stake in Mt. Holly excludes the gain on the fair value of the contingent consideration and the gain on remeasurement of the equity investment.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma financial information for the years ended December 31, 2014 and December 31, 2013 reflects our results of continuing operations as if the acquisition of the remaining interest in Mt. Holly had been completed on January 1, 2013. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2013, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

	Year ended December 31,
	2014	2013
Pro forma revenues	$2,176,552	$1,707,838
Pro forma earnings (loss) from continuing operations	125,847	(38,819)
Pro forma earnings (loss) per common share, basic	1.30	(0.44)
Pro forma earnings (loss) per common share, diluted	1.29	(0.44)
Transactions Recognized Separately from the Mt. Holly acquisition
As part of the acquisition, we recognized two transactions as separate and apart from the business combination with Mt. Holly. The Mt. Holly smelter tolled alumina for its partners and so had no alumina supply of its own. Upon the purchase, we negotiated with Alcoa to purchase alumina under two separate alumina supply agreements. We believe the price paid under these agreements was equivalent to a market rate that would be paid by a market participant. Contract prices were based on published alumina price indexes. In addition, we had a pre-existing relationship with Alcoa prior to the acquisition of Mt. Holly. Mt. Holly had receivables due from Alcoa's subsidiary, Alumax, that were part of the normal operations of the business. We assessed that these receivables were effectively settled as a result of the acquisition and were accounted for separately from the business combination. The receivables will be settled at an amount calculated consistent with the practices of Mt. Holly. The amounts due from Alumax are identified in the table above and recorded in the consolidated financial statements in accrued and other current liabilities as an offset against amounts due to Alcoa.

Amounts Recognized Separately from the Acquisition:	Line item	Amount recognized

Amounts Due from Alumax	Accrued and other current liabilities	$20,786
Alumina Supply Agreements	Inventory	14,880
Acquisition of Sebree aluminum smelter
On June 1, 2013, Century Sebree acquired the Sebree aluminum smelter from a subsidiary of RTA. Sebree, located in Robards, Kentucky, had an annual hot metal production capacity of 205,000 tonnes of primary aluminum and employed approximately 500 people as of the acquisition date. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments). As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and funded the pension plan assumed by Century in accordance with the purchase agreement.
Working Capital Adjustment
In July 2014, we reached the final determination of the working capital adjustments for the Sebree acquisition, resulting in a final purchase price of $49,035. As the final determination was subsequent to the expiration of measurement period defined under ASC 805, we recognized a gain of approximately $965 in the second quarter of 2014 (these adjustments were not included as part of the gain on bargain purchase recorded in 2013). The gain was recorded in other income – net, from the release of accrued amounts related to the acquisition.
Purchase Price Allocation
Allocating the purchase price to the acquired assets and liabilities involves management judgment. We allocated the purchase price in accordance with ASC 805 using the estimated fair values at the date of acquisition. Based on the final purchase price allocation, we recorded a gain on bargain purchase of $5,253 in 2013.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

Acquisition Date Fair Value
Consideration:
Cash	$48,083
Deferred purchase price	1,910
Assets Acquired:
Inventories	$59,018
Prepaid and other current assets	2,273
Property, plant and equipment – net	55,520
Total assets acquired	$116,811
Liabilities Assumed:
Accrued and other current liabilities	$43,316
Accrued pension benefit costs	996
Accrued postretirement benefit costs	6,544
Other liabilities	7,476
Deferred taxes	3,233
Total liabilities assumed	$61,565
Gain on bargain purchase:	$5,253
From the acquisition date of June 1, 2013 through December 31, 2013, the revenue and earnings that were attributable to Sebree included in the consolidated statement of operations is as follows:

Year ended December 31, 2013
Sebree revenue	$247,178
Sebree income from continuing operations (1)	8,705

(1)
Our net income for the years ended December 31, 2014 and 2013, includes a non-recurring credit for the amortization of the deferred power contract liability of $5,534 and $31,031, respectively, related to the amortization of an unfavorable power contract assumed as part of the Sebree acquisition resulting in a credit to our depreciation and amortization expense within cost of goods sold on the consolidated statement of operations for the first quarter of 2014. The power contract terminated on January 31, 2014.

The following unaudited pro forma financial information for the year ended December 31, 2013 reflects our results of continuing operations as if the acquisition of Sebree had been completed on January 1, 2012. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2012, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

	Year ended December 31,
	2013	2012
Pro forma revenues	$1,662,707	$1,755,196
Pro forma loss from continuing operations	(83,035)	(260,505)
Pro forma loss per common share, basic	(0.94)	(2.94)
Pro forma loss per common share, diluted	(0.94)	(2.94)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Asset purchase

In June 2012, Century Vlissingen purchased substantially all of the assets of a carbon anode production facility located in Vlissingen, the Netherlands for approximately $12,500. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option. Century Vlissingen did not assume, and is indemnified by the seller against, historical liabilities of the facility.
Following the acquisition, we have undertaken a significant capital investment to modernize the facility, comply with environmental regulations and optimize anode production for our smelter in Grundartangi. Vlissingen restarted production in late 2013 with an initial annual carbon anode production capacity of 75,000 tonnes. In the third quarter of 2014, we began a project to restart the second baking furnace, which is expected to increase total annual production capacity to 150,000 tonnes. The project is currently expected to be completed by the end of 2015.

 4. Fair value measurements

ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  ASC 820 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date."  Fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

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

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$137,712	$—	$—	$137,712
Trust assets	8,067	—	—	8,067
Surety bonds	1,987	—	—	1,987
TOTAL	$147,766	$—	$—	$147,766
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$49,658	$—	$—	$49,658
Trust assets	11,151	—	—	11,151
Surety bonds	2,002	—	—	2,002
Midwest premium contracts	—	—	140	140
TOTAL	$62,811	$—	$140	$62,951
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
Primary aluminum sales contract	—	—	140	140
TOTAL	$—	$—	$140	$140

(1)	See Note 6 Debt for additional information about the E.ON contingent obligation.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Level 3 Fair Value Measurements during the years ended December 31,
	Derivative liabilities - net
	2014	2013
Beginning balance, January 1,	$—	$(16,539)
Total gain (loss) included in earnings	(940)	16,539
Settlements	940	—
Ending balance, December 31,	$—	$—
Amount of gain included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at December 31,	$—	$16,539

The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statements of operations under net gain (loss) on forward and derivative contracts.  See Note 5 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

Certain Financial Instruments

Certain of our financial instruments are reported at their carrying amount. We disclose the fair value measurements of our financial instruments which are reported at carrying amount. See Note 1 Summary of significant accounting policies for information about these financial instruments. The fair value of our 7.5% Notes due 2021 and our 7.5% Notes due 2014 was measured based on the latest available trading data as of the date presented. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered active and are therefore considered Level 2 fair value measurements.

 5. Derivative and hedging instruments

Derivatives.  Our current derivative contracts include the E.ON contingent obligation.  See Note 4 Fair value measurements for additional information about the fair value measurements of our derivative instruments. The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
		December 31,
	Balance sheet location	2014	2013
DERIVATIVE ASSETS:
Midwest premium contracts	Prepaid and other current assets	$—	$140
TOTAL		$—	$140
DERIVATIVE LIABILITIES:
Primary aluminum sales contract	Accrued and other current liabilities	$—	$140
E.ON contingent obligation - net (1)	Other liabilities	—	—
TOTAL		$—	$—

(1)	See Note 6 Debt for additional information about the E.ON contingent obligation.

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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	December 31, 2014	December 31, 2013
E.ON contingent obligation – net	Net gain (loss) on forward and derivative contracts	$1,412	$16,781
Primary aluminum sales contract	Related party sales	292	1,353
Midwest premium contracts	Net gain (loss) on forward and derivative contracts	(1,080)	140
Primary aluminum sales contract	Net gain (loss) on forward and derivative contracts	(153)	(323)
E.ON contingent obligation - net	Interest expense	(1,412)	(1,412)

We had the following outstanding forward contracts that were not designated as hedging instruments:

	December 31, 2014	December 31, 2013
Primary aluminum sales contract premium (tonnes) (1)	—	1,782
Midwest premium contracts (tonnes)	—	6,000

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 6. Debt

	December 31,
	2014	2013
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
7.5% senior unsecured notes due August 15, 2014, interest payable semiannually (2)(3)	—	2,603
Iceland revolving credit facility (3)(4)	—	6,000
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $3,112 and $3,472, respectively, interest payable semiannually	246,888	246,528
Total	$254,703	$262,946

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2014 was 0.24%.

(2)	The amount outstanding was repaid upon maturity.

(3)	These items are recorded in accrued and other current liabilities based on the repayment terms and expected maturity.

(4)	Borrowings under the Iceland revolving credit facility bear variable interest based on LIBOR plus the applicable margin per annum. The interest rate at December 31, 2013 was 3.92%.

U.S. Revolving Credit Facility

General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas and Morgan Stanley Senior Funding Inc., as lenders, are parties to the Amended and Restated Loan and Security Agreement (the "U.S. revolving credit facility"), dated May 24, 2013, as amended. The U.S. revolving credit facility has a term through May 24, 2018 and provides for borrowings of up to $150,000 in the aggregate, including up to $130,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
Status of our U.S. revolving credit facility:

December 31, 2014
Credit facility maximum amount	$150,000
Borrowing availability, net of outstanding letters of credit	38,617
Outstanding borrowings	—
Letter of credit sub-facility amount (1)	130,000
Outstanding letters of credit issued	111,383

(1)
In connection with the acquisition of Mt. Holly, the U.S. revolving credit facility was amended to increase the letter of credit sub-facility from $80,000 to $100,000. On December 1, 2014, we entered into an additional amendment to the U.S. revolving credit facility, increasing our letter of credit sub-facility to $130,000 for the period from December 1, 2014 through March 1, 2015.

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

Iceland Revolving Credit Facility

General. Nordural Grundartangi ehf, as borrower, and Landsbankinn hf., as lender, entered into a $50,000 Committed Revolving Credit Facility agreement (the "Iceland revolving credit facility"), dated November 27, 2013. Grundartangi may in the future use the Iceland revolving credit facility to repay existing indebtedness or to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 27, 2016.
Status of our Iceland revolving credit facility:

December 31, 2014
Credit Facility maximum amount	$50,000
Borrowing availability	49,940
Outstanding borrowings	—

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8% Notes Tender Offer, Consent Solicitation and Redemption

In May 2013, we commenced a tender offer and consent solicitation (the "Tender Offer") to the holders of our then outstanding 8% Senior Secured Notes due 2014 (the "8.0% Notes"). Investors electing to participate in the Tender Offer consented to certain amendments and modifications to the indenture governing the 8.0% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.

We received tenders and consents from holders of a majority of the outstanding principal amount of the 8.0% Notes. The remaining 8.0% Notes outstanding that had not participated in the Tender Offer were redeemed at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest (the "Redemption"). Together the Tender Offer and Redemption satisfied and discharged our obligations under the 8.0% Notes and the related indenture. We used the net proceeds from the issuance of the 7.5% Senior Secured Notes due 2021 (the "7.5% Notes due 2021") and available cash on hand to fund the Tender Offer and the Redemption.  As of December 31, 2014 and 2013, we had no principal amounts outstanding on the 8% Notes.

In accordance with ASC 470 "Debt", based on an evaluation of the characteristics of the 8.0% Notes and the 7.5% Notes due 2021 that were issued, we treated the tender and redemption of the 8.0% Notes as an extinguishment of the debt and accordingly, we recorded a loss on early extinguishment of debt in 2013. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the Tender Offer.
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

Guaranty.  Our obligations under the 7.5% Notes due 2021 are guaranteed by all of our existing and future domestic restricted subsidiaries (the "Guarantor Subsidiaries"), except for foreign owned holding companies and any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantor Subsidiaries, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor Subsidiaries but effectively senior to unsecured debt.

Collateral. Our obligations under the 7.5% Notes due 2021 and the Guarantor Subsidiaries' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):

(i)	all of our and the Guarantor Subsidiaries' property, plant and equipment;

(ii)
all equity interests in domestic subsidiaries directly owned by us and the Guarantor Subsidiaries and 65% of equity interests in foreign subsidiaries or foreign holding companies directly owned by us and the Guarantor Subsidiaries;

(iii)	intercompany notes owed by any non-guarantor to us or any Guarantor Subsidiary to us; and

(iv)	proceeds of the foregoing.

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

Exchange offer and consent solicitation.  In 2010 and 2009, we completed a series of debt for debt exchange offers and consent solicitation relating to our 7.5% Notes (the "7.5% Notes Exchange Offer") in which we issued our 8.0% Notes in exchange for our 7.5% Notes due 2014.  In addition, certain investors consented to certain amendments and modifications to the indenture governing the 7.5% Notes due 2014 to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.  The 7.5% Notes due 2014 matured on August 15, 2014 and was repaid upon maturity.

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

Based on the LME forward market prices for primary aluminum at December 31, 2014 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $1,412 and $16,781 in net gain (loss) on forward and derivative contracts for the years ended December 31, 2014 and 2013. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.

Interest rate.  Interest accrues at an annual rate equal to 10.94%.

Maturity.  The term of the agreement is through December 31, 2028.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	December 31, 2014	December 31, 2013
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(5,291)	(3,879)
E.ON contingent obligation – derivative asset	Other liabilities	18,193	16,781
		$—	$—

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
Principal Payments on Long Term Debt
We have no principal payments due in the next five years for our long-term borrowings.

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

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2014, 2013 and 2012:

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Balance as of December 31, 2011	80,718	4,386,521	88,844,327
Repurchase of common stock	—	400,000	(400,000)
Conversion of convertible preferred stock	(435)	—	43,556
Issuance for share-based compensation plans	—	—	60,754
Balance as of December 31, 2012	80,283	4,786,521	88,548,637
Conversion of convertible preferred stock	(663)	—	66,244
Issuance for share-based compensation plans	—	—	95,396
Balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(1,479)	—	147,952
Issuance for share-based compensation plans	—	—	206,353
Balance as of December 31, 2014	78,141	4,786,521	89,064,582

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.

From August 11, 2011 through December 31, 2014, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We have made no repurchases since March 2012 and had approximately $10,076 remaining under the repurchase program authorization as of December 31, 2014. See Note 22 Subsequent events for information about share repurchases and additional authorization amounts approved in 2015.

 8. Inventories

Inventories, at December 31, consist of the following:

	2014	2013
Raw materials	$78,599	$69,776
Work-in-process	33,941	22,183
Finished goods	19,969	17,661
Operating and other supplies	150,971	129,995
Inventories (1)	$283,480	$239,615

(1)	Includes inventory acquired in connection with the Mt. Holly acquisition. See Note 2 Business acquisitions for additional information about the Mt. Holly acquisition.

9. Property, plant and equipment

Property, plant and equipment, at December 31, consist of the following:

	2014	2013
Land and improvements	$51,748	$16,021
Buildings and improvements	403,784	340,609
Machinery and equipment	1,395,221	1,464,532
Construction in progress	182,393	221,101
	2,033,146	2,042,263
Less accumulated depreciation	(741,928)	(794,602)
Property, plant and equipment - net	$1,291,218	$1,247,661

For the years ended December 31, 2014, 2013 and 2012, we recorded depreciation expense of $70,731, $66,570 and $62,570, respectively.

At December 31, 2013, the cost of property, plant and equipment includes $179,702 and accumulated depreciation includes $119,275, representing our undivided interest in the property, plant and equipment comprising Mt. Holly. See Note 2 Business acquisitions for additional information about the Mt. Holly acquisition.

In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was approximately $45,683 at December 31, 2014.   The aggregate capital expenditures through December 31, 2014 related to the Helguvik project were approximately $147,587.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Supplemental financial statement information

Composition of certain balance sheet accounts at December 31:

Components of Prepaid and other current assets:	2014	2013
Prepaid and other assets	$19,601	$15,051
Income/withholding tax receivable – current	5,389	11,437
VAT receivable	4,778	5,648
Derivative assets	—	140
	$29,768	$32,276

Components of Other assets:	2014	2013
Investment in BHH and other equity investments	$34,478	$35,767
Pension asset related to Mt. Holly	30,842	—
Cash surrender value of life insurance and trust assets	26,636	27,857
Maintenance and operating supplies – non-current	17,771	17,827
Other assets	13,850	10,023
	$123,577	$91,474

Components of Accrued and other current liabilities:	2014	2013
Accrued payable to Alcoa for Mt. Holly acquisition	$39,208	$—
Accrued compensation and related benefits	19,602	11,829
Income taxes payable	14,302	6,198
Other accrued and current liabilities	10,573	14,842
Accrued vacation pay	9,101	9,135
Asset retirement obligations – current	6,006	4,230
Deferred tax liability – current	2,241	1,555
Accrued severance pay	2,050	11,438
Accrued bond interest	1,563	1,636
Revolving credit facility	—	6,000
Current portion of long-term debt	—	2,603
	$104,646	$69,466

Components of Other liabilities:	2014	2013
Asset retirement obligations – non-current	$30,944	$22,884
Other liabilities	9,275	7,576
Contingent consideration	5,837	—
Accrued workers’ compensation cost – non-current	7,216	7,283
E.ON contingent liability and accrued interest	—	—
	$53,272	$37,743

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Accumulated Other Comprehensive Loss:	2014	2013
Defined benefit plan liabilities	$(128,664)	$(92,177)
Equity in investee other comprehensive income (1)	—	(12,650)
Unrealized loss on financial instruments	(1,249)	(1,064)
Other comprehensive loss before income tax effect	(129,913)	(105,891)
Income tax effect (2)	12,231	14,059
Accumulated other comprehensive loss	$(117,682)	$(91,832)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly until it was acquired.

(2)	The allocation of the income tax effect to the components of other comprehensive income is as follows:

	2014	2013
Defined benefit plan liabilities	$12,812	$14,256
Equity in investee other comprehensive income	—	418
Unrealized loss on financial instruments	(581)	(615)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, December 31, 2011	$(124,948)	$(7,918)	$(1,722)	$(134,588)
Other comprehensive income (loss) before reclassifications	(16,691)	(4,306)	(218)	(21,215)
Net amount reclassified to net loss	4,198	—	413	4,611
Balance, December 31, 2012	(137,441)	(12,224)	(1,527)	(151,192)
Other comprehensive income (loss) before reclassifications	56,795	(8)	—	56,787
Net amount reclassified to net loss	2,725	—	(152)	2,573
Balance, December 31, 2013	(77,921)	(12,232)	(1,679)	(91,832)
Other comprehensive income (loss) before reclassifications	(42,926)	(419)	—	(43,345)
Net amount reclassified to net income	4,995	—	(151)	4,844
Elimination of equity in investee resulting from acquisition	—	12,651	—	12,651
Balance, December 31, 2014	$(115,852)	$—	$(1,830)	$(117,682)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Operations
AOCI Components	Location	2014	2013	2012
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$6,237	$3,264	$4,670
	Selling, general and administrative expenses	569	990	1,055
	Income tax expense	(1,811)	(1,529)	(1,527)
	Net of tax	$4,995	$2,725	$4,198

Equity in investee other comprehensive income	Cost of goods sold	$—	$—	$—
	Income tax expense	(419)	(70)	(70)
	Net of tax	$(419)	$(70)	$(70)

Unrealized loss on financial instruments	Cost of goods sold	$(185)	$(186)	$381
	Income tax expense	34	34	32
	Net of tax	$(151)	$(152)	$413

11. Pension and other postretirement benefits

Pension Benefits

We maintain noncontributory defined benefit pension plans for all of our domestic hourly and salaried employees.  For the domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act 1974 ("ERISA"). Plan assets consist principally of U.S. and international equities and fixed income securities.  In addition, we maintain the SERB plan for certain current and former executive officers.  We account for these plans in accordance with ASC 715. We use a measurement date of December 31st to determine the pension and OPEB liabilities.

Partial Freeze

In the fourth quarter of 2014, we amended our Salaried Pension Plan to eliminate future accruals for participants who are under age 50 as of January 1, 2015. The plan was also closed to new entrants. The amendment lowered the plans' projected benefit obligations by approximately $6,600 and resulted in a $263 curtailment charge for 2014.

Pension Settlement - Lump Sum Payout

In the fourth quarter of 2014, we offered certain former employees with vested pension benefits a lump sum payout in an effort to reduce our long-term pension obligations. As a result, net periodic benefit cost for our pension plans increased by a settlement charge of $4,701 for 2014 and the projected benefit obligation decreased by $19,573.

Employer contributions

During the year ended December 31, 2014, we made contributions of approximately $5,584 to the qualified defined benefit and SERB plans we sponsor.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PBGC settlement
In April 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility.  While we do not believe that a "cessation of operations" has occurred, we reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016.  In 2013, we made the contributions pursuant to this agreement of approximately $6,700. The remaining contributions under this agreement are approximately $10,700, of which approximately $3,700 was scheduled to be made in 2014. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In the first quarter of 2014, we elected to defer contributions for 2014 under the PBGC agreement and have provided the PBGC with the appropriate security.

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

Retiree medical benefits changes

In 2012, Century Aluminum of West Virginia ("CAWV") amended its postretirement medical benefit plan for all current and former salaried employees, their dependents and all bargaining unit employees who retired before October 1, 2012, and their dependents.  Effective January 1, 2013, CAWV no longer provided retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to October 1, 2012.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.  For those retirees impacted by the changes and who have elected COBRA coverage, CAWV waived COBRA premiums through June 30, 2013.

The 2012 plan amendment resulted in the immediate recognition of any unamortized prior service cost benefits that were accrued in accumulated other comprehensive loss as of the date of the amendments.

Under the current Hawesville labor agreement, employees who retire during the term of the labor agreement have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service.  Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant.  The health reimbursement accounts will be funded by CAKY based on established rates per hour worked by each eligible participant.  Eligible participants will be able to withdraw from their health reimbursement accounts to fund their own retiree medical coverage.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$238,319	$174,954	$134,652	$149,263
Service cost	5,605	4,735	1,591	2,527
Interest cost	11,629	8,908	6,420	5,681
Plan amendments	(5,308)	—	—	—
Medicare Part D	—	—	273	—
Actuarial loss (gain)	32,772	(21,539)	17,669	(24,170)
Acquisition	84,743	82,988	2,857	6,544
Benefits paid	(11,895)	(11,727)	(4,681)	(5,193)
Settlements	(19,573)	—	—	—
Benefit obligation at end of year	$336,292	$238,319	$158,781	$134,652

	Pension		OPEB
	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$199,304	$96,234	$—	$—
Actual return on plan assets	16,118	21,675	—	—
Acquisition	115,982	81,992	—	—
Employer contributions	5,584	11,130	4,681	5,193
Benefits paid	(11,895)	(11,727)	(4,681)	(5,193)
Settlements	(19,573)	—	—	—
Fair value of assets at end of year	$305,520	$199,304	$—	$—

	Pension		OPEB
	2014	2013	2014	2013
Funded status of plans:
Funded status	$(30,772)	$(39,015)	$(158,781)	$(134,652)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$30,842	$2,547	$—	$—
Current liabilities	(1,744)	(1,714)	(6,118)	(5,368)
Non-current liabilities	(59,870)	(39,848)	(152,663)	(129,284)
Net amount recognized	$(30,772)	$(39,015)	$(158,781)	$(134,652)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$63,360	$45,642	$79,720	$65,754
Prior service cost (benefit)	1,335	376	(15,751)	(19,595)
	$64,695	$46,018	$63,969	$46,159

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2014	2013	2014	2013	2014	2013
Sebree hourly pension plan	$90,320	$80,369	$90,320	$80,369	$84,432	$82,916
CAWV hourly pension plan	61,989	66,866	61,989	66,852	55,273	64,905
Salaried pension plan	71,017	66,686	68,247	60,870	49,367	51,483
CASC pension plan	85,605	—	82,556	—	116,448	—
SERB plan	27,361	24,398	25,851	23,369	—	—
Total	$336,292	$238,319	$328,963	$231,460	$305,520	$199,304

The assets held in the Rabbi trust are restricted to funding the SERB plan.  However, the Rabbi trust is classified as a general asset of the company (not plan assets) and therefore, the SERB plan is considered unfunded.

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:

Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2014	2013	2012	2014	2013	2012
Service cost	$5,605	$4,735	$2,802	$1,591	$2,527	$1,790
Interest cost	11,629	8,908	6,871	6,420	5,681	5,512
Expected return on plan assets	(14,694)	(10,592)	(6,962)	—	—	—
Amortization of prior service costs	77	113	137	(3,844)	(3,995)	(4,250)
Amortization of net loss	1,907	3,152	3,642	3,704	5,022	6,195
Net periodic benefit cost	4,524	6,316	6,490	7,871	9,235	9,247
Settlements	4,701	—	—	—	—	—
Curtailment cost	263	(18)	—	—	(20)	—
Total net periodic benefit cost	$9,488	$6,298	$6,490	$7,871	$9,215	$9,247
Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2014	2013	2014	2013
Net loss (gain)	$24,326	$(32,624)	$17,669	$(24,171)
Prior service cost (benefit)	1,299	—	—	—
Amortization of net loss, including recognition due to settlement	(6,608)	(3,152)	(3,704)	(5,022)
Amortization of prior service benefit (cost), including recognition due to curtailment	(340)	(95)	3,844	4,015
Total amount recognized in other comprehensive loss	18,677	(35,871)	17,809	(25,178)
Net periodic benefit cost	9,488	6,298	7,871	9,215
Total recognized in net periodic benefit cost and other comprehensive loss	$28,165	$(29,573)	$25,680	$(15,963)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2015:
	Pension	OPEB
Amortization of net loss	$3,601	$4,712
Amortization of prior service cost (benefit)	99	(3,845)

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2014	2013	2014	2013
Discount rate	4.05%	4.89%	4.00%	4.99%
Rate of compensation increase (1)	3%/4%	3%/4%	3%/4%	3%/4%
Measurement date	12/31/2014	12/31/2013	12/31/2014	12/31/2013

(1)	The rate of compensation increase is 3% per year for first four years and 4% per year for year five and thereafter.

Discount rate change in estimate

In 2012, we changed the approach that we use to determine the yield from the Citigroup Pension Liability Index to the Ryan Discount Rate Curve (the "Ryan Curve"). This change in the approach for determining our discount rate is considered a change in accounting estimate under ASC 250 "Accounting Changes and Error Corrections." In 2012, the discount rates determined using the Ryan Curve were approximately 25 basis points higher than those determined using the Citigroup Pension Liability Index, which lowered the plan projected benefit obligations for our pension and OPEB plans by approximately $10,000 as a result.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2014	2013	2012	2014	2013	2012
Measurement date	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Fiscal year end	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Discount rate	4.89%	4.00%	4.25%	4.99%	4.01%	3.83%
Rate of compensation increase (1)	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%
Expected return on plan assets	7.25%	7.25%	8.00%	—	—	—

(1)
For 2014, the rate of compensation increase is 3% per year for first four years and 4% per year for year five and thereafter. For 2013 and 2012, the rate of compensation increase is 3% per year for first five years and 4% per year for year six and thereafter.

For measurement purposes, medical cost inflation is initially estimated to be 8%, declining to 5% over seven years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2014:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,258	$(1,019)
Effect on accumulated postretirement benefit obligation	24,815	(20,140)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan.

	2014	2013	2012
Company matching contribution to defined contribution (401(k)) plans	$1,547	$1,138	$748

Benefit Plan Assets

Pension Plan Investment Policy and Strategy

We have established the defined benefit pension plans (the "Pension Plans") as a retirement vehicle for the plan participant employees and as a funding vehicle to secure promised benefits.  The Pension Plans’ assets are invested in a prudent manner for the exclusive purpose of providing benefits to participants. Other objectives are to:

•
Provide a total return that, over the long term, provides sufficient assets to fund the pension plan liabilities subject to a level of risk, contributions and pension expense deemed appropriate by the company.

•
Minimize, where possible, pension expense volatility, and inclusion of liability driven investing as an investment strategy when appropriate. As the funding ratio improves, the objectives will evolve to minimize the funded status volatility.

•	Diversify investments within asset classes to reduce the impact of losses in single investments.

The assets of the Pension Plans are invested in compliance with ERISA, as amended, and any subsequent applicable regulations and laws.

Performance

Our performance objective is to outperform the return of weighing passive investment alternatives by the policy target allocations after fees at a comparable level of risk. This investment objective is expected to be achieved over the long term and is measured over rolling multi-year periods. Peer-relative performance comparisons will also be considered especially when performance deviates meaningfully from market indexes. Investment objectives for each asset class are included below.

Policy Portfolio

Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	Policy Target	December 31, 2014	December 31, 2013
Equities:
U.S. equities	50%	42%	43%
International equities	15%	18%	20%
Fixed income	35%	40%	37%
		100%	100%

U.S. and international equities are held for their long-term expected return premium over fixed income investments and inflation. Fixed income is held for diversification relative to equities.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value of Pension Plans’ assets included under the fair value hierarchy:

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$79,148	$—	$—	$79,148
International equities	33,720	—	—	33,720
Fixed income	76,204	—	—	76,204
Plan receivable (1)	—	—	116,448	116,448
Total	$189,072	$—	$116,448	$305,520
As of December 31, 2013
Equities:
U.S. equities	$86,323	$—	$—	$86,323
International equities	40,093	—	—	40,093
Fixed income	72,888	—	—	72,888
Total	$199,304	$—	$—	$199,304

(1)
Represents the receivable to the Century Aluminum of South Carolina defined benefit plan related to pension funding obligations under the Stock Purchase Agreement. Amount is subject to final approval by the parties which is expected in the second quarter of 2015.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Pension Plans’ assets are held in certain mutual funds.  The fair value of the mutual funds is based on the Net Asset Value ("NAV") which is calculated every business day. The value of the underlying securities within the mutual funds are determined as follows:

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

In December 2014, we entered into the Stock Purchase Agreement to acquire Alcoa’s 50.3% stake in Mt. Holly. As part of the transaction, Alcoa and Century agreed to spinoff and fully fund a defined benefit pension plan for eligible current and former Mt. Holly employees. We established a pension plan for the Mt. Holly plan participants with a receivable for the estimated amount required to meet the benefit obligations required under the Stock Purchase Agreement. See Note 2 Business acquisitions for additional information about the pension funding requirements. The plan receivable is considered a Level 3 asset because determining the fair value requires significant unobservable inputs, including census data and various actuarial assumptions.

Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.

Pension and OPEB Cash Flows

Contributions

We expect to make the following contributions for 2015:

2015
Expected pension plan contributions	$5,306
Expected OPEB benefits payments	6,118

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2015	$17,487	$6,118
2016	17,965	6,605
2017	18,191	7,212
2018	19,958	7,691
2019	19,830	8,216
2020 – 2024	97,247	43,357

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

The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USWA") sponsored multiemployer plan.  Our contributions to the plan are determined at a fixed rate per hour worked.

Century’s participation in the plan for the year ended December 31, 2014, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2014 (1)	Green
Pension Protection Act Zone Status 2013 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2014	$2,164
Contributions of Century Aluminum 2013	$2,171
Contributions of Century Aluminum 2012	$2,282
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2015

(1)
The most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan's year-end December 31, 2013 and December 31, 2012, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

 12. Share-based compensation

Amended and Restated Stock Incentive Plan — We award restricted share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 6,900,000 shares remaining at December 31, 2014.  Our share-based compensation consists of service-based (time vested) and performance share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service.  In the past, we have granted stock options that have a term of 10 years and typically vest one-third on the grant date and an additional one-third on the first and second anniversary dates of the grant.  Our most recent grant of stock options was in 2009.

As of December 31, 2014, options to purchase 544,171 shares of common stock and 464,485 service-based share awards were outstanding.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also grant annual long-term incentive awards under our Amended and Restated Long-Term Incentive Plan (the "LTIP"). The LTIP is designed to align compensation with the interests of our stockholders by linking compensation to share price appreciation and total stockholder return over a multi-year period. We provide two types of LTIP awards: time-vested performance share units and performance units.

Time-vested performance share units are stock-settled awards (which do not contain any performance-based vesting requirements) that are granted at the beginning of the performance period.  Performance units are generally cash-settled awards (although the Board of Directors retains the discretion to settle these awards in stock) and vest based on the achievement of pre-determined performance metrics, subject to the discretion of the Board. As of December 31, 2014, we recorded a performance unit liability for approximately $6,251. Both the performance units and time-vested performance share units vest, in their entirety, after three years.

A summary of activity under our Stock Incentive Plan during the year ended December 31, 2014 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	619,833	$24.77
Exercised	(61,495)	6.55
Forfeited/expired	(14,167)	23.76
Outstanding, fully vested and exercisable at December 31, 2014 (1)	544,171	$26.85	2.78	$3,794

(1)
As the result of actions in 2011 that were determined to be a "change of control" under the Stock Incentive Plan, all options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century.

Service-based share awards
Outstanding at January 1, 2014	442,737
Granted	258,662
Vested	(200,965)
Forfeited	(35,949)
Outstanding at December 31, 2014	464,485

	Year ended December 31,
	2014	2013	2012
Weighted average per share fair value of service-based share grants	$15.31	$8.19	$8.14
Total intrinsic value of option exercises	1,011	13	—

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

The following table summarizes the compensation cost recognized for the years ended December 31, 2014, 2013 and 2012 for all options, service-based share and performance-based share awards.  No share-based compensation cost was capitalized during these periods and there were no significant modifications (other than the accelerated vesting in 2011 described above) of any share-based awards in 2014, 2013 and 2012.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2014	2013	2012
Share-based compensation expense reported:
Performance-based share expense	$1,090	$475	$27
Service-based share expense	244	603	586
Stock option expense	—	—	—
Total share-based compensation expense before income tax	1,334	1,078	613
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$1,334	$1,078	$613

As of December 31, 2014, we had unrecognized compensation expense of $1,826 before taxes.  This expense will be recognized over a weighted average period of 1.00 years.

 13. Earnings (loss) per share

Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

The following table shows the basic and diluted earnings (loss) per share for 2014, 2013, and 2012:

	For the year ended December 31, 2014
	Net income	Shares (000)	Per-Share
Net income	$112,494
Amount allocated to common stockholders	91.81%
Basic EPS:
Net income allocated to common stockholders	103,283	88,823	$1.16
Effect of Dilutive Securities:
Share-based compensation plans		605
Diluted EPS:
Net income allocated to common stockholders with assumed conversion	$103,283	89,428	$1.15

	For the year ended December 31, 2013
	Net loss	Shares (000)	Per-Share
Net loss	$(40,313)
Amount allocated to common stockholders (1)	100.00%
Basic and Diluted EPS:
Net loss allocated to common stockholders	$(40,313)	88,612	$(0.45)

	For the year ended December 31, 2012
	Net loss	Shares (000)	Per-Share
Net loss	$(35,610)
Amount allocated to common stockholders (1)	100.00%
Basic and Diluted EPS:
Net loss allocated to common stockholders	$(35,610)	88,534	$(0.40)

(1)	We have not allocated net losses between common and preferred stockholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities excluded from the calculation of diluted EPS:
	2014	2013	2012
Stock options (1)	320,553	619,833	626,334
Service-based share awards (1)	—	442,737	396,133

(1)
In periods when we report a net loss, all share awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share.

14. Income taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2014	2013	2012
U.S.	$77,046	$(47,080)	$(38,762)
Foreign	52,451	7,236	9,439
Total	$129,497	$(39,844)	$(29,323)

Significant components of the income tax expense consist of the following:
	Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal current expense (benefit)	$(112)	$532	$(161)
State current expense (benefit)	2,252	(445)	(669)
Foreign current expense	15,098	6,198	9,808
Total current expense	17,238	6,285	8,978
Deferred:
U.S. federal deferred benefit	(1,696)	(3,905)	(1,564)
State deferred benefit	(12)	(207)	—
Foreign deferred tax expense	2,778	958	1,496
Total deferred benefit	1,070	(3,154)	(68)
Total income tax expense	$18,308	$3,131	$8,910

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2014	2013	2012
Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent differences	4.3	54.5	12.6
State taxes, net of Federal benefit	(6.3)	97.2	0.1
Foreign earnings taxed at different rates than U.S.	(0.5)	17.4	(369.5)
Valuation allowance	(25.4)	(265.9)	297.6
Changes in uncertain tax reserves	0.6	40.5	(6.7)
Other	6.4	13.4	0.5
Effective tax rate	14.1%	(7.9)%	(30.4)%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2014	2013
Deferred tax assets:
Accrued postretirement benefit cost	$15,683	$12,851
Accrued liabilities	4,494	2,355
Share-based compensation	7,350	5,327
Derivative and hedging contracts	58,687	116,550
Goodwill	10,521	12,421
Equity contra - other comprehensive loss	81,567	61,216
Dual consolidated losses and capital losses	7,509	14,512
Net operating losses and tax credits	646,158	637,721
Foreign basis differences	668	—
Other	1,239	1,533
Total deferred tax assets	833,876	864,486
Valuation allowance	(748,283)	(765,023)
Net deferred tax assets	$85,593	$99,463
Deferred tax liabilities:
Tax over financial statement depreciation	$(142,627)	$(145,945)
Pension	(14,222)	(11,543)
Unremitted foreign earnings	(30,308)	(35,344)
Foreign basis differences	—	(790)
Total deferred tax liabilities	(187,157)	(193,622)
Net deferred tax liability	$(101,564)	$(94,159)

Under ASC 740 "Accounting for Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.

The changes in the valuation allowance are as follows:

	2014	2013
Beginning balance, valuation allowance	$765,023	$656,352
Change in valuation allowance	(16,740)	108,671
Ending balance, valuation allowance	$748,283	$765,023

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of certain realization requirements of ASC Topic 718 "Compensation - Stock Compensation", the table of deferred tax assets and liabilities shown above does not include net operating loss deferred tax assets at December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Net operating losses of $7,499 will increase equity if and when such deferred tax assets are ultimately realized.

The significant components of our NOL carryforwards are as follows:

	2014	2013
Federal (1)	$1,306,482	$1,287,118
State (2)	2,078,105	2,077,890
Foreign (3)	446,234	459,457

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOLs begin to expire in 2027.

(3)	The Icelandic NOL begins to expire in 2017; Dutch NOL begins to expire in 2022.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2014	2013	2012
Balance as of January 1,	$1,200	$17,600	$15,900
Additions based on tax positions related to the current year	1,100	700	2,700
Decreases due to lapse of applicable statute of limitations	(300)	(2,800)	(800)
Settlements	—	(14,300)	(200)
Balance as of December 31,	$2,000	$1,200	$17,600

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

The components of our unrecognized tax positions are as follows:

	2014	2013	2012
Highly certain tax positions	$1,900	$1,100	$16,900
Other unrecognized tax benefits	100	100	700
Gross unrecognized tax benefits	$2,000	$1,200	$17,600
Accrued interest and penalties related to unrecognized tax benefits	$—	$100	$100

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our federal income tax returns have been reviewed by the IRS through 2010.  However, we have NOL's beginning in 2008 that are available for carryforward to future years.  Under US tax law, NOL's may be adjusted by the IRS until the statute of limitations expires for the year in which the NOL is used.  Accordingly, our 2008 and later NOL's may be reviewed until they are used or expire.  Material state and local income tax matters have been concluded for years through 2007.  The majority of our state returns beginning in 2008 are subject to examination.

As of December 31, 2014, we had federal net operating loss carryforwards of $1,306,482, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

Our Icelandic tax returns are subject to examination beginning with the 2009 tax year. A review of our 2010 through 2012 tax years was recently completed by the Directorate of Internal Revenue of Iceland and no further action is expected for this matter.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,101 and $999 at December 31, 2014 and 2013, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through December 31, 2014, we have expended approximately $1,033 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa in 1995.
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
PBGC Settlement
In June 2011, the PBGC informed us that it believed a "cessation of operations" under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a "cessation of operations" occurred, we entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement. During 2013, we made contributions pursuant to this agreement of approximately $6,700. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In the first quarter of 2014, we elected to defer contributions for 2014 under the PBGC agreement and have provided the PBGC with the appropriate security.
Power Commitments and Contingencies
Hawesville
Effective August 2013, we entered into a power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Hawesville smelter. The power supply arrangement has an effective term through December 2023. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs incurred by Kenergy. In connection with this power arrangement, CAKY has received approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF Trading North America, LLC ("EDF") replaced Big Rivers as our market participant with MISO under this arrangement.
Sebree
Effective February 2014, we entered into a power supply arrangement with Kenergy and Big Rivers which provides market based power to the Sebree smelter. The power supply arrangement has an effective term through December 2023. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by Kenergy.  Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF replaced Big Rivers as our market participant with MISO under this arrangement.
Mt. Holly
Mt. Holly has a power purchase agreement (the "Santee Cooper Agreement") with the South Carolina Public Service Authority ("Santee Cooper") with an effective term through December 2015.  The Santee Cooper Agreement provides power for Mt. Holly’s full production capacity requirements at prices based on published rate schedules (which are subject to change), with adjustments for fuel prices and other items.  The Santee Cooper Agreement restricts Mt. Holly’s ability to reduce its power consumption (or the associated payment obligations) below contracted levels and to terminate the agreement, unless, in each case, the LME falls below certain negotiated levels.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 30, 2014, Mt. Holly gave notice to Santee Cooper under the Santee Cooper Agreement to reduce the contract demand to zero effective December 31, 2015. We are continuing discussions with Santee Cooper and other parties regarding power arrangements for Mt. Holly following December 31, 2015.
Ravenswood
CAWV has a power purchase agreement (the "APCo Agreement") with the Appalachian Power Company ("APCo").  CAWV currently purchases a limited amount of power from APCo as necessary to maintain its curtailed smelter.  Power is supplied under the APCo Agreement at prices set forth in published tariffs (which are subject to change), with certain adjustments.
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
In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of December 31, 2014, these power prepayments totaled approximately $2,062.
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
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Ravenswood facilities are represented by labor unions, representing 59% of our total workforce.
81% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement expired on December 31, 2014. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the unions regarding the terms of a new agreement. 80% of Vlissingen's work force is represented by the FME, governed by a labor agreement that expires on May 1, 2015. The FME negotiates working conditions with trade unions on behalf of its members.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

54% of our U.S. based work force is represented by USWA. CAKY’s Hawesville employees represented by the USWA are under a collective bargaining agreement that expires on March 31, 2015. CAKY is currently in negotiations with the USWA for a new agreement. In July 2014, Century Sebree entered into a new collective bargaining agreement with the USWA for its employees at the Sebree smelter.  The agreement is effective through October 28, 2019. The labor agreement for CAWV’s Ravenswood plant employees represented by the USWA expired on August 31, 2010.

 16. Forward delivery contracts and financial instruments
As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  From time to time we enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
Forward Physical Delivery Agreements
Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Grundartangi Metal Agreement (1)	Glencore	All primary aluminum produced at Grundartangi, net of tolling and other sales commitments	January 1, 2014 through December 31, 2017	Variable, based on LME and European Duty Paid premium and product premiums, as applicable

(1)
The Glencore Grundartangi Metal Agreement is for all metal produced at Grundartangi from 2014 through 2017 less commitments under existing tolling and other sales contracts.  Grundartangi currently estimates that it will sell Glencore approximately 205,000 tonnes of aluminum under this agreement in 2015.

See Note 22 Subsequent events for additional information about a new aluminum supply agreement with Glencore.
Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Toll Agreement	Glencore	90,000 tonnes per year ("tpy")	Through July 2016	Variable, based on LME and European Duty Paid premium
Apart from the Glencore Grundartangi Metal Agreement, the Southwire Metal Agreement (which expired at the end of 2014) and the Glencore Sweep Agreement (a contract for all metal produced in the U.S. in 2013, less existing sales agreements and valued-added metal sales, which expired at the end of 2013), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	December 31, 2014	December 31, 2013
	(in tonnes)
Other forward delivery contracts – total	6,108	118,373
Other forward delivery contracts – Glencore	4,058	20,008
We had no outstanding primary aluminum forward financial sales contracts at December 31, 2014. We had no fixed price forward financial contracts to purchase aluminum at December 31, 2014.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 17. Asset retirement obligations ("ARO")

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2014	2013
Beginning balance, ARO liability	$27,113	$16,124
Additional ARO liability incurred	2,548	1,730
ARO liabilities settled	(4,731)	(2,580)
Accretion expense	1,517	1,733
Additional ARO liability from Sebree acquisition	—	10,106
Additional ARO liability from Mt. Holly acquisition	10,503	—
Ending balance, ARO liability	$36,950	$27,113

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18. Supplemental cash flow information

	Year Ended December 31,
	2014	2013	2012
Cash paid for:
Interest	$19,066	$20,539	$20,212
Income/withholding taxes (1)	12,189	28,654	41,455
Non-cash investing activities:
Accrued capital costs	$744	$9,409	$(683)

(1)
We paid withholding taxes in Iceland on intercompany dividends of $5,491, $18,067 and $22,633 during the years ended December 31, 2014, 2013 and 2011, respectively. Our tax payments in Iceland for withholding taxes, income taxes and any associated refunds are denominated in ISK.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 19. Quarterly information (Unaudited)

Financial results by quarter for the years ended December 31, 2014 and 2013 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
2014
4th Quarter (1)	$551,239	$89,996	$61,849	$56,824	$0.64	$0.63
3rd Quarter (2)	500,632	75,714	50,405	46,277	0.52	0.52
2nd Quarter (3)	458,324	38,504	20,344	18,675	0.21	0.21
1st Quarter (4)	420,847	(1,758)	(20,104)	(20,104)	(0.23)	(0.23)
2013
4th Quarter (5)	$401,174	$15,285	$(9,675)	$(9,675)	$(0.11)	$(0.11)
3rd Quarter (6)	399,928	12,354	(9,507)	(9,507)	(0.11)	(0.11)
2nd Quarter (7)	331,937	(5,698)	(29,384)	(29,384)	(0.33)	(0.33)
1st Quarter (8)	321,274	17,582	8,253	7,567	0.09	0.09

(1)
The fourth quarter of 2014 net income included a benefit of $7,943 for the gain on remeasurement of contingent consideration and a benefit of $1,318 for gain on remeasurement of our equity investment in Mt. Holly. Results were negatively impacted by $4,964 in non-cash, non-recurring pension charges and by $2,616 related to the separation of former senior executives.

(2)	The third quarter of 2014 net income reflects higher aluminum prices and lower power prices in the Midwestern U.S.

(3)
The second quarter of 2014 net income reflects higher aluminum prices and lower power prices in the Midwestern U.S. Results were negatively impacted by a charge of $500 for the finalization of a legal settlement.

(4)
The first quarter of 2014 cost of sales included a benefit of $5,534 related to deferred power contract liability amortization. Results were negatively impacted by a $3,100 charge for increased legal reserves.

(5)
The fourth quarter of 2013 cost of sales included a benefit of $16,570 related to deferred power contract liability amortization. During the quarter, inventory that had previously been written down to its market basis was consumed into cost of goods sold and inventory at the end of the quarter was written down to its market basis. The net impact of these valuation adjustments on costs of goods sold was a credit of $9,040. The financial results also include an $8,400 charge relating to the separation of our former CEO.

(6)
The third quarter of 2013 cost of sales included an $11,720 benefit for deferred power contract liability amortization. During the quarter, inventory that had previously been written down to its market basis was consumed into cost of goods sold and inventory at the end of the quarter was written down to its market basis. The net impact of these valuation adjustments on costs of goods sold was a credit of $5,762.

(7)
The second quarter of 2013 amounts differ from our reported second quarter results due to purchase price accounting adjustments related to the Sebree acquisition which were retroactively applied to the second quarter of 2013. The second quarter of 2013 net loss included a gain on bargain purchase of $5,253 and power contract amortization of $2,741 associated with the Sebree acquisition. Results were negatively impacted by a charge of $3,272 for the early extinguishment of our 8.0% Notes and a charge for severance and other expenses of $1,750 related to our corporate headquarters relocation. During the quarter, inventory that had previously been written down to its market basis was consumed into cost of goods sold and inventory at the end of the quarter was written down to its market basis. The net impact of these valuation adjustments on costs of goods sold was a charge of $10,211.

(8)
The first quarter of 2013 net income included a net benefit of $2,225 related to a litigation reserve adjustment and an unrealized gain of $15,722 related to a LME-based contingent obligation. Results were negatively impacted by severance and other expenses of $2,213 related to our corporate headquarters relocation. The net effect of reporting inventory on a lower of cost or market basis was a charge to cost of goods sold of $5,838 in the quarter.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 20. Business segments
Century Aluminum is a producer of primary aluminum, which trades as a global commodity. We are organized as a holding company with each of our operating primary aluminum smelters managed and operated as a separate facility reporting to our corporate headquarters. Each of our operating primary aluminum smelters meets the definition of an operating segment based on factors delineated in ASC 280 "Segment Reporting." We evaluated the similar economic and other characteristics, including nearly identical products, production processes, customers and distribution and have aggregated our four operating segments into one reportable segment, primary aluminum, based on these factors. In addition, all of our primary aluminum smelters share several key economic factors inherent in their common products and production processes. For example, all of our facilities' revenue is based on the LME price for primary aluminum.
A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2014	2013	2012
Primary	$1,971,900	$1,770,749	$1,730,321
Corporate, unallocated	42,135	39,447	46,005
Total assets	$2,014,035	$1,810,196	$1,776,326

(1)
Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2014	2013	2012
Net sales:
United States	$1,370,570	$1,022,081	$821,976
Iceland	560,472	432,232	450,135
Long-lived assets: (1)
United States	$487,536	$392,424	$368,897
Iceland	831,507	853,636	869,809
Other	95,752	93,075	50,223

(1)	Includes long-lived assets other than financial instruments.
Major customer information
The following table shows our major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The net sales revenue for these customers is as follows:

	Year Ended December 31,
	2014	2013	2012
Glencore	$1,262,101	$511,051	$552,299
Southwire	226,740	312,102	346,311
RTA	—	223,353	—
BHP Billiton	—	191,445	202,500

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Related party transactions
The significant related party transactions occurring during the years ended December 31, 2014, 2013 and 2012 are described below.
Sales to Glencore
We sold primary aluminum under spot and long-term sales contracts with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the Midwest premium (a premium typically added for deliveries of aluminum within the U.S.) and product premiums. In addition, we received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at Grundartangi. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum, as adjusted to reflect the exemption from the European Duty Paid premium for Icelandic primary aluminum. We believe that all of the transactions with Glencore were at prices that approximate market. See Note 16 Forward contracts and financial instruments for additional information about our forward physical delivery contracts and tolling agreements with Glencore.
We had a long-term contract to sell Glencore primary aluminum, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest premium, which expired at the end of 2013.  In addition, we had a contract to sell Glencore all U.S. produced primary aluminum, less existing sales agreements and high-purity metal sales, which expired at the end of 2013. We sold high-purity metal in 2013 on a spot basis at variable prices based on the LME, plus U.S. Midwest premium and product premiums.
See Note 22 Subsequent events for additional information about a new aluminum supply agreement with Glencore.
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
Alumina contract and amendments.  We are party to a long-term alumina supply agreement with Glencore, in which Glencore has agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum. In 2014, upon mutual agreement, approximately half of the purchases under this agreement was priced based on a published alumina index. For 2015, we have agreed to price all of the purchases under this agreement based on a published alumina index. We had additional agreements to buy alumina from Glencore, which expired at the end of 2014 and 2013.  In 2014, 2013 and 2012, the pricing on these alumina purchase agreements for Grundartangi was indexed to the LME price for primary aluminum. We believe that the alumina purchased from Glencore under these contracts was purchased at prices that approximate market.
Primary aluminum put options
During 2011, we entered into primary aluminum put option contracts with Glencore that settled in 2012.  We paid cash premiums to enter into these contracts.  We believe that the cash premiums paid to Glencore under these contracts were purchased at prices that approximate market.
Transactions with BHH
We own a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have a long-term agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2015.  We believe that the carbon anodes purchased from BHH were purchased at prices that approximate market.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary
A summary of the aforementioned related party transactions for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales to Glencore	$1,262,101	$511,051	$552,299
Purchases from Glencore	285,167	173,693	145,589
Purchases from BHH	47,804	86,678	39,337

22. Subsequent Events
We have evaluated all subsequent events through the date the financial statements were issued.
Aluminum Purchase Agreement
We have entered into a new aluminum supply agreement with Glencore pursuant to which we have agreed to sell, and Glencore has agreed to purchase, substantially all of our primary aluminum production in North America for 2015 and 2016 at variable prices determined by reference to the Midwest Transaction Price plus additional product premiums.

Century Aluminum Expands Share Repurchase Program

On February 26, 2015, we announced that our Board of Directors has increased the size of our ongoing share repurchase program by $20,000. In 2015 through February 27, 2015, we repurchased $5,840 of our common stock. Together with this increase and the 2015 repurchases, we had a total of $24,276 authorized for future share repurchases. See Note 7 Shareholders' equity for additional information about the stock repurchase program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2014.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Our evaluation of internal control over financial reporting did not include the internal control over financial reporting at the Mt. Holly aluminum smelter, which was acquired on December 1, 2014, and whose financial statements constitute 10.4% of consolidated total assets of the Company as of December 31, 2014 and 1.3% of consolidated net sales for the year then ended.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On December 1, 2014, we acquired the remaining interest in the Mt. Holly smelter and we are currently in the process of extending our internal controls over financial reporting to Mt. Holly's operations.

Item 9B. Other Information
Glencore Sales Agreement
We and our subsidiaries CASC, CAWV, NSA General Partnership and Century Sebree have entered into an agreement with Glencore Ltd., effective as of December 31, 2014, pursuant to which Glencore Ltd. will purchase substantially all of the aluminum produced at Century’s North American smelters during the 2015 and 2016 calendar years on a take or pay basis at market prices determined by reference to the Midwest Transaction Price plus additional negotiated product premiums. For certain products, Glencore Ltd. will make an additional payment to Century upon its sale of such product to its end-customer.
Shareholder Director Nominations
The Board of Directors has set June 22, 2015 as the date of the Company's 2015 Annual meeting of Stockholders (the "2015 Annual Meeting"). Because the 2015 Annual Meeting will be held more than 30 days prior to the anniversary of the Company's 2014 Annual Meeting of Stockholders, the Company has determined that proposals to be considered for inclusion in the Company's proxy statement for the 2015 Annual Meeting, must be received by the Company on or before the close of business on March 31, 2015. Stockholder proposals for inclusion in the proxy materials for the 2015 Annual Meeting should be addressed to our Corporate Secretary, 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606.
In addition, under the Company's Bylaws, stockholders who intend to submit a proposal to be brought before the 2015 Annual Meeting, regardless of whether included in our proxy statement, must give written notice of his or her intention to propose such business to our Corporate Secretary, which notice must be delivered to, or mailed and received at, our principal executive offices not earlier than the close of business on March 24, 2015 and not later than the close of business on April 23, 2015. Upon certain circumstances, different notice periods may apply and anyone seeking to bring business at an annual meeting should carefully review our Bylaws and comply with all rules and procedures included therein.
Notice of stockholder proposals must set forth as to each matter the stockholder proposes to bring before the annual meeting the information required by our Bylaws, which includes, among other things: (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address of the stockholder proposing such business, (iii) the class and number of shares which are beneficially owned by the stockholder (including any derivatives, short interests or other similar instruments held by the stockholder), (iv) any material interest of the stockholder in such proposal or any arrangements entered into with third parties with respect to such proposal and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies. The Bylaws further provide that the Chairman of the annual meeting may refuse to permit any business to be brought before an annual meeting that does not comply with the foregoing procedures. Any stockholder seeking to bring business at an annual meeting should carefully review our Bylaws and comply with all rules and procedures included therein.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2015, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2015.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2015, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2015, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2015, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2015.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2015, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2015.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) List of Financial Statements

The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the consolidated financial statements

(a) (2) List of financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

(a) (3) List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
2.1	Asset Sale Agreement, date April 28, 2013, by and between Century Echo LLC and Alcan Primary Products Corporation.	8-K	001-34474	April 30, 2013
2.2	Amendment No. 1, dated June 1, 2013, to Asset Sale Agreement, dated April 28, 2013, by and between Century Echo LLC (now Century Aluminum Sebree LLC) and Alcan Primary Products Corporation.	8-K	001-34474	June 6, 2013
2.3	Guaranty of Century Aluminum Company, dated April 28, 2013.	8-K	001-34474	April 30, 2013
2.4	Stock Purchase Agreement, dated October 23, 2014, by and between Berkeley Aluminum, Inc. and Alumax Inc.	8-K	001-34474	October 24, 2014
2.5	Guarantee of Century Aluminum Company, dated October 23, 2014.	8-K	001-34474	October 24, 2014
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company.	10-Q	001-34474	November 9, 2012
3.2	Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	September 18, 2012
4.1	Form of Stock Certificate.	S-1	33-95486	August 8, 1995
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008.	8-K	000-27918	July 8, 2008
4.3
Indenture for Century Aluminum Company's 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee.

		8-K	000-27918	September 1, 2004

4.4
Supplemental Indenture No. 1 for Century Aluminum Company's 7.5% Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee.
		10-Q	000-27918	August 9, 2005
4.5	Supplemental Indenture No. 2 for Century Aluminum Company's 7.5% Senior Notes, dated as of December 29, 2006 among Century Aluminum Company, as Issuer, NSA General Partnership, as a Guarantor.	10-K	000-27918	March 16, 2006
4.6	Supplemental Indenture No. 3 for Century Aluminum Company's 7.5% Senior Notes, dated as of December 21, 2006 among Century Aluminum Company, as Issuer, Century California LLC, as a Guarantor.	10-K	000-27918	March 1, 2007
4.7
Supplemental Indenture No. 4 for Century Aluminum Company's 7.5% Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee.
		10-Q	000-27918	August 9, 2007
4.8	Supplemental Indenture No. 5 for Century Aluminum Company's 7.5% Senior Notes, dated as of December 9, 2009, among Century Aluminum Company as Issuer, and Wilmington Trust Company as Trustee.	8-K	001-34474	December 10, 2009
4.9
Indenture for Century Aluminum Company's 7.5% Senior Secured Notes due 2021, dated as of June 4, 2013, by and among Century Aluminum Company, as issuer and Wilmington Trust, National Association, as trustee and Noteholder Collateral Agent.

		8-K	001-34474	June 10, 2013
4.10
First Supplemental Indenture, dated December 18, 2014, for Century Aluminum Company's 7.5% Senior Secured Notes due 2021, by and among Century Aluminum Company, as issuer and Wilmington Trust, National Association, as trustee and Noteholder Collateral Agent.
X
4.11
Form of Note for the Indenture for Century Aluminum Company's 7.5% Senior Secured Notes due 2021, dated as of June 4, 2013, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee and Noteholder Collateral Agent.

		8-K	001-34474	June 10, 2013
10.1
Loan and Security Agreement, dated as of May 24, 2013, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.

		8-K	001-34474	May 28, 2013
10.2
First Amendment to Loan and Security Agreement, dated as of August 16, 2013, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
X
10.3
Second Amendment to Loan and Security Agreement, dated as of January 15, 2014, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
X

10.4
Third Amendment to Loan and Security Agreement, dated as of October 23, 2014, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	October 24, 2014
10.5
Fourth Amendment to Loan and Security Agreement, dated as of December 1, 2014, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
X
10.6
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 7.5% Senior Secured Notes.

		8-K	001-34474	June 10, 2013
10.7	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-34474	June 10, 2013
10.8	Committed Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.9	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.10
Agreement on the Transfer and Division of Right of Ground Lease and Right of Superficies and the Transfer of Movable Goods with Respect to the Property of Zeeland Aluminum Company N.V. (in Bankruptcy), dated as of June 11, 2012, by and among N.V. Zeeland Seaports, UTB Holdings B.V., Century Anodes B.V., The Trustees in the Bankruptcy of Zeeland Aluminum Company N.V. and N.V. Nationale Borg-Maatschappij.
		8-K	001-34474	June 14, 2012
10.11	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.12	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.13	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.14	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.15
Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the U.S. Securities and Exchange Commission on April 7, 2010).
		8-K	001-34474	April 7, 2010
10.16	Support Agreement, dated April 5, 2011, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG.	8-K	001-34474	April 6, 2011
10.17	Amended and Restated Employment Agreement, dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless.*	10-Q	001-34474	August 9, 2011

10.18	2nd Amended and Restated Severance Protection Agreement dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless.*	10-Q	001-34474	August 9, 2011
10.19	Termination of Employment and Severance Protection Agreements, dated June 27, 2014, by and between Century Aluminum Company and Michael Bless.*	8-K	001-34474	June 27, 2014
10.20	Offer Letter, dated April 24, 2014 and executed April 27, 2014, between Century Aluminum Company and Rick T. Dillon.*	8-K	001-34474	June 16, 2014
10.21	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*
10.22	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.23	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.24	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.25	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective January 1, 2008).*				X
10.26	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan.*	8-K	001-34474	March 25, 2013
10.27	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.28	Century Aluminum Company Amended and Restated Long-Term Incentive Plan.*	8-K	001-34474	March 25, 2013
10.29	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.30	Form of Time-Vesting Performance Share Unit Award Agreement for the January 1, 2012 to December 31, 2014 performance period and the January 1, 2013 to December 31, 2015 performance period.*	8-K	001-34474	March 25, 2013
10.31	Form of Time-Vesting Performance Share Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period.*	8-K	001-34474	June 27, 2014
10.32	Form of Performance Unit Award Agreement for the January 1, 2012 to December 31, 2014 performance period and the January 1, 2013 to December 31, 2015 performance period.*	8-K	001-34474	March 25, 2013
10.33	Form of Performance Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period.*	8-K	001-34474	June 27, 2014
10.34	Form of Stock Option Agreement - Employee.*	10-K	000-27918	March 16, 2006
10.35	Form of Amendment No. 1 to the Stock Option Agreement - Employee.*	10-Q	001-34474	August 9, 2011
10.36	Non-Employee Directors Stock Option Plan.*	S-1	33-95486	March 28, 1996
10.37	Form of Stock Option Agreement - Non-Employee Director.*	10-K	000-27918	March 16, 2006
10.38	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 16, 2010
10.39	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 16, 2010

10.40	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Certification required by Rule 13a-14(a)/15d-14(a)				X
32.1	Certification required by Section 1350(a)				X
101.INS	XBRL Instance Document (b)				X
101.SCH	XBRL Taxonomy Extension Schema (b)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)				X

*	Management contract or compensatory plan.
(a)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
Michael A. Bless
President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:	March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ MICHAEL A. BLESS	President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
Michael A. Bless
*	Chairman	March 2, 2015
Terence Wilkinson
*	Director	March 2, 2015
Jarl Berntzen
*	Director	March 2, 2015
Andrew Caplan
*	Director	March 2, 2015
Errol Glasser
*	Director	March 2, 2015
Daniel Goldberg
*	Director	March 2, 2015
Andrew Michelmore

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Charged to other accounts	Deductions	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2012
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$773,714	$—	$(117,362)	$—	$656,352
Year ended December 31, 2013
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$656,352	$—	$108,671	$—	$765,023
Year ended December 31, 2014
Allowance for doubtful trade accounts receivable	$734	$—	$266	$—	$1,000
Deferred tax asset - valuation allowance	$765,023	$—	$(16,740)	$—	$748,283