Form 10-K/A
period 2014-12-31
CENTURY ALUMINUM CO
filed 2015-04-30
CIK 949157

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐  No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2014, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $808,000,000.  As of April 24, 2015, 86,807,572 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None

EXPLANATORY NOTE
On March 2, 2015, Century Aluminum Company (the “Company or “Century”) filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) with the Securities and Exchange Commission (the “SEC”).
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the 2014 Form 10-K is being filed for the purpose of including the information required by Part III of Form 10-K due to the fact that Century's definitive proxy statement for its 2015 annual meeting of stockholders will be filed with the SEC more than 120 days after the end of its 2014 fiscal year, as permitted by General Instruction G(3) to Form 10-K.
This Amendment No. 1 amends and restates in their entirety the following items in the 2014 Form 10-K:

●	Item 9B.	Other Information
●	Item 10.	Directors, Executive Officers and Corporate Governance;
●	Item 11.	Executive Compensation;
●	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
●	Item 13.	Certain Relationships and Related Transactions, and Director Independence;
●	Item 14.	Principal Accountant Fees and Services; and
●	Item 15.	Exhibits and Financial Statement Schedules.
Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has filed the certifications required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.
Except as set forth in this Amendment No. 1, no other items in the 2014 Form 10-K are hereby amended.  Century has not updated or supplemented any other items in the 2014 Form 10-K, including (without limitation) Century's consolidated financial statements included therein (the “2014 Financial Statements”), to reflect any events occurring after March 2, 2015 or to modify or update information or disclosures in the 2014 Form 10-K or the 2014 Financial Statements affected by other subsequent events.  Accordingly this Amendment No. 1 should be read in conjunction with Century's 2014 Form 10-K and its subsequent filings made with the SEC.
As used in this Amendment No. 1, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Century and its subsidiaries and consolidated joint ventures.

PART II
Item 9B. Other Information
Stockholder Proposals for the 2015 Annual Meeting

The Board of Directors currently expects that the date of the Company's 2015 annual meeting of stockholders (the "2015 Annual Meeting") will be held within 30 days of the date of the Company's 2014 annual meeting of stockholders. Stockholder proposals for inclusion in the proxy materials for the 2015 Annual Meeting should be addressed to our Corporate Secretary, 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606 and must be received by the deadline prescribed by Rule 14a-8 under the Exchange Act (provided that the 2015 Annual Meeting is not held more than 30 days from the first anniversary of the 2014 annual meeting of stockholders, the applicable deadline will be May 11, 2015).  In addition, our Bylaws require that for business to be properly brought before an annual meeting by a stockholder, regardless of whether included in our proxy statement, the stockholder must give written notice of his or her intention to propose such business to our Corporate Secretary, which notice must be delivered to, or mailed and received at, our principal executive offices no later than the close of business on the sixtieth (60th) day prior to the first anniversary of our prior year's annual meeting; provided, however, that in the event the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice must be delivered not earlier than the close of business on the ninetieth (90th) day prior to the date of such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 70 days prior to the date of such annual meeting, the tenth (10th) day following the day on which public announcement of the day of such meeting is first made. Upon certain circumstances, different notice periods may apply and anyone seeking to bring business at an annual meeting should carefully review our Bylaws and comply with all rules and procedures included therein.

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

PART III
Item 10.  Director, Executive Officers and Corporate Governance.
Directors
The following table provides information for each of our current directors.  All the members of the Board of Directors have terms expiring at the 2015 Annual Meeting.

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Jarl Berntzen	48
Senior Director, Corporate Development at Dolby Laboratories, Inc. since 2011; Director, Corporate Development of Rambus, Inc. from November 2010 to August 2011. Founder, Global Strategic Advisers LLC from March 2009 to October 2010.

Mr. Berntzen has extensive experience in mergers and acquisitions (“M&A”), financial restructurings and corporate development activities, having served in senior M&A advisory positions at several international investment banks and advisory firms, including more than 10 years with Goldman, Sachs & Co., in addition to ThinkEquity Partners LLC and Barrington Associates.  Mr. Berntzen's financial acumen and expertise, investment banking experience and international M&A experience provides insight to the Board when considering Century's growth and development objectives.  In addition, as a citizen of Norway, Mr. Berntzen provides international perspective and diversity to the Board. The Board has determined that Mr. Berntzen is an "audit committee financial expert" within the meaning of applicable SEC rules.
			2006

Michael A. Bless	49
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
			2012

Andrew J. Caplan	45	Head of the Aluminum and Alumina Department of Glencore Plc (together with its subsidiaries, "Glencore") since June 2013; Manager of the Bauxite and Alumina Department of Glencore from 2007 to 2013. Director of the International Aluminum Institute. Mr. Caplan has extensive knowledge of the aluminum and alumina industries through his position as the Head of Glencore's Aluminum and Alumina Department and his many years of experience in the industry. The Board benefits from Mr. Caplan's significant commercial expertise in the alumina and aluminum markets.	2012

Errol Glasser	61
Partner and co-founder of Triangle Capital LLC since March 2005; Director of Regency Affiliates since 2002; Trustee of the Darrow School since 2007.

Mr. Glasser adds extensive expertise to the Board of Directors in corporate development activities by virtue of his having served in the financial sector for over 20 years. The Board also benefits from Mr. Glasser's substantial financial, accounting and investment knowledge and from his experiences serving on other boards and audit committees and as an advisor to other public and private companies. Mr. Glasser is a Chartered Accountant (SA) and the Board has determined that he is an "audit committee financial expert" within the meaning of applicable SEC rules.
			2015

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Daniel Goldberg	36	Asset and Investment Manager of the Aluminum and Alumina Department of Glencore since February 2005. Mr. Goldberg adds valuable expertise to our Board of Directors in the metals and mining industry by virtue of his experience as Asset and Investment Manager of the Aluminum and Alumina Department at Glencore. Mr. Goldberg provides extensive experience in all stages of aluminum production from alumina to aluminum production and marketing. In addition, as a South African citizen and a resident of Switzerland, Mr. Goldberg provides international perspective and diversity to the Board.	2011

Andrew G. Michelmore	62
Executive Director and Chief Executive Officer of MMG Limited since December 2010; Chief Executive Officer of Minerals and Metals Group from June 2009 to December 2010; Chief Executive Officer and Managing Director of OZ Minerals Council of Australia since June 2013; Chairman of the International Zinc Association since October 2011; Deputy Chairman of the International Council on Mining and Metals since May 2013; Chairman of the Jean Hailes Foundation since 1996; and Chairman of the Council of Ormond College at the University of Melbourne since 2003.

Mr. Michelmore adds valuable metals and mining expertise to the Board by virtue of his experience as Chief Executive Officer of MMG Limited and previous experience as Chief Executive Officer of Zinifex, OZ Minerals, EN+ Group and WMC Resources.  Mr. Michelmore also adds valuable engineering and international business experience to the Board by virtue of his positions as a Fellow of the Institution of Chemical Engineers, the Institution of Engineers Australia and the Australian Academy of Technological Sciences and Engineering and a member of the Business Council of Australia.  In addition, as an Australian citizen and having lived and worked in a number of different countries, Mr. Michelmore provides international diversity and perspective to the Board.
		2010

Terence A. Wilkinson	69
Our Chairman of the Board since June 2011; Director of Triland Metals Ltd. since 1998; Senior Independent Director of Eurasian Natural Resources Corporation Plc from May 2012 until October 2013 and Independent Director from September 2011 until October 2013.

Mr. Wilkinson has valuable metals and mining experience by virtue of the many leadership positions he has held in the metals and mining industry, including as Chief Executive Officer of Ridge Mining Plc, Chief Executive Officer of the Lonrho Group's South African division and Director and Chief Operating Officer of Lonmin Plc.  In addition, as a dual-citizen of South Africa and the United Kingdom, Mr. Wilkinson provides international perspective and diversity to the Board. The Board has determined that Mr. Wilkinson is an "audit committee financial expert" within the meaning of applicable SEC rules.
		2011

Executive Officers
The following table details certain information about our current executive officers. Information pertaining to Mr. Bless, who is both a director and an executive officer, may be found above under "Directors."

Name	Age	Position and Duration
Michael A. Bless	49	President and Chief Executive Officer since November 2011. Executive Vice President and Chief Financial Officer from January 2006 to October 2011.
Rick T. Dillon	44	Executive Vice President and Chief Financial Officer since June 2014.
Jesse E. Gary	35
Executive Vice President, General Counsel and Secretary since February 2013.  Associate General Counsel and Assistant Secretary from June 2010 to January 2013. Associate General Counsel from February 2010 to May 2010.

Michelle M. Harrison	39	Senior Vice President, Finance and Treasurer since January 2013. Vice President and Treasurer from February 2007 to December 2012. Treasurer since June 2006.
John E. Hoerner	58	Senior Vice President – North America Operations since March 2014; Vice President – North America Operations from September 2011 to March 2014.
Mr. Bless and Ms. Harrison joined Century in 2006 and 2000, respectively.  Their respective biographical information is set forth in the table above.
Prior to joining Century, Mr. Dillon served as Vice President of Finance - Surface Mining Group of Joy Global Inc. from June 2012 to June 2014 and Vice President, Corporate Controller & Chief Accounting Officer of Joy Global Inc. from November 2009 to June 2012.
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
Corporate Governance and Other Board Matters
Our Board of Directors presently consists of seven directors. The Board, which is responsible for supervision of the overall business affairs of Century, establishes corporate policies, sets strategic direction and oversees management, which is responsible for Century's day-to-day operations.  The Board met five times during 2014. There are no family relationships among any of our directors and executive officers.
Board Leadership Structure
The Board of Directors selects the Chairman of the Board in the manner and upon the criteria that it deems best for the Company at the time of selection. The Board believes that it is in the best interests of the Company and our shareholders to have Mr. Wilkinson, an independent director, serve as the non-executive Chairman of the Board at this time. The Board of Directors has not adopted a policy regarding whether the roles of the Chairman and Chief Executive Officer should be separate or combined, but recognizes the value to the Company of the separation of these positions and having an independent director serve as Chairman.  We believe that this structure is appropriate for the Company because it allows our independent Chairman to lead the Board in its fundamental role of governing the Company and providing advice to management, while also providing for effective independent oversight and allowing our President and Chief Executive Officer to focus on the execution of our business strategy, growth and development. The Board will continue to evaluate whether this leadership structure is in the best interests of our stockholders on a regular basis.
Board Oversight of Risk Management
The Board is engaged in company-wide risk management oversight.  The Board relies upon the Chief Executive Officer, Chief Financial Officer, General Counsel and other executive officers of the Company to supervise day-to-day risk management and to bring material risks to the Board's attention.  Each of the Chief Executive Officer, Chief Financial Officer and General Counsel provides reports directly to the Board and certain Board committees, as appropriate.  Directors may also from time to time rely on the advice of our outside advisors and auditors provided they have a reasonable basis for such reliance.

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
Board Committees and Meeting Attendance
To assist it in carrying out its duties, the Board has established various standing committees.  Each standing committee of the Board and its current members are listed in the table below. The Board will review committee appointments following the 2015 Annual Meeting:

Name	Audit	Compensation	Governance & Nominating	Health, Safety & Sustainability
Jarl Berntzen	X		X*	X
Michael Bless				X*
Errol Glasser	X*
Daniel Goldberg		X
Andrew Michelmore		X*	X	X
Terence Wilkinson	X	X	X

*Committee Chair
The Board designates the members of each committee and the committee chair annually based on the recommendations of the Governance and Nominating Committee.  The Board has adopted written charters for each of its committees, which are available in the “Investors” section of our website, www.centuryaluminum.com, under the tab “Corporate Governance.”  During 2014, each of our directors attended at least 75% of the Board and Board committees on which he served.
Independent Directors
The Board has determined that, of its current directors, each of Messrs. Berntzen, Glasser, Michelmore and Wilkinson are “Independent Directors” under the criteria established by the Nasdaq Global Select Market (“NASDAQ”) for membership on the Board and that each of these directors is independent under applicable SEC rules and the NASDAQ listing standards for service on the various committees of the Board on which they serve. Our Independent Directors are scheduled to meet in executive session without the presence of management no fewer than two times each year.  Our Chairman leads these sessions. The Independent Directors met five times in 2014.
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
In 2014, the Audit Committee held five meetings. The Audit Committee also meets with management and our independent auditors at least quarterly to review our financial results prior to the filing of our quarterly and annual reports and related earnings announcements.
The Board has determined that all current members of the Audit Committee are independent under the criteria established by NASDAQ and applicable SEC rules and “audit committee financial experts” within the meaning of applicable SEC rules.
Compensation Committee
The Compensation Committee reviews and establishes the compensation for our executive officers and is responsible for administering and awarding grants of equity awards under our existing stock incentive plans.   The Compensation Committee held five meetings in 2014.
The Board has determined that, with the exception of Mr. Goldberg, all members of the Compensation Committee are independent under the criteria established by NASDAQ and applicable SEC rules. Although Mr. Goldberg was not determined to be “independent,” he served on the Compensation Committee for a portion of 2014 pursuant to an exception under NASDAQ rules which allows the Company to have a non-independent compensation committee member in certain circumstances. The Board determined that Mr. Goldberg's membership on the Committee was in the best interests of the Company and its stockholders due to his unique and extensive knowledge of the aluminum industry. Because a member appointed under this exception may not serve longer than two years, Mr. Goldberg will be required to step down as a member of the Compensation Committee in 2016.
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
In 2014, the Governance and Nominating Committee held four meetings.

The Board has determined that all members of the Governance and Nominating Committee are independent under the criteria established by NASDAQ and the applicable SEC rules.
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
•skills in finance, metals and mining, international business and knowledge about the global aluminum industry;
•personal qualities of leadership, character, judgment and integrity; and
•requirements relating to composition of the Board under applicable law and listing standards.
The Governance and Nominating Committee also strongly considers diversity when evaluating any recommendations for nominations to the Board.  The Governance and Nominating Committee takes into consideration each potential nominee's diverse attributes and variety of experiences and viewpoints but does not make decisions to include or exclude a potential nominee solely or largely based on race, ethnicity, gender, national origin or sexual orientation.  While the Board has not adopted a formal policy with respect to diversity, the Governance and Nominating Committee believes that diversity is an important aspect in Board composition.  In selecting a director nominee, the Governance and Nominating Committee focuses on skills, education, experience and qualities that would complement the existing Board, recognizing our diverse global business structure.  Reflecting this diversity, our Board consists of directors who are citizens or residents of five different nations.  Our directors come from diverse business backgrounds including financial, industrial, non-profit and governmental.
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
The HSS Committee held five meetings in 2014 and holds regular update calls with Company management between meetings.
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
We intend to disclose any amendments to or waivers of our code of ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and persons performing similar functions on our website at www.centuryaluminum.com.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of the Company's equity securities.  These same persons are also required to furnish the Company with copies of all such forms.  Based solely on a review of the copies of the forms furnished to the Company, or written representations that no Form 5 filings were required, we believe that, with respect to the 2014 fiscal year, all required Section 16(a) filings were timely made, with the exception of Robert Hoffman's initial Form 3 and Mr. Hoffman's Form 4 filed on April 3, 2014 reporting the withholding of shares vested on March 22, 2014 and the 2,428 shares units granted to him on March 24, 2014.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis is designed to provide the Company's shareholders with an understanding of the Company's compensation program and to discuss the compensation earned for 2014 by the Company's named executive officers. The Company's Compensation Committee (the “Committee”) oversees the Company's executive compensation program. The Committee reviews and establishes the compensation for the Company's executive officers and is responsible for administering and awarding grants of equity awards under the Company's existing stock incentive plans.
Our 2014 executive compensation program:

•	Aligns the interests of the Company's executives with those of the Company's shareholders through long-term stock-based awards and cash payouts linked to pre-established Company performance targets;

•	Ties a significant portion (75% in the case of the CEO) of long-term incentive awards to the Company’s total shareholder return relative to its peers;

•	Links compensation to share price appreciation by awarding additional long-term incentive awards in the form of time-vested performance shares; and

•	Awards annual incentive bonuses based on the achievement of pre-established Company performance targets (70% weighting) and the executive’s individual performance (30% weighting).
2014 Key Compensation Actions
While we believe that the core elements of the Company's executive compensation program support the Company's business strategy and encourage the creation of shareholder value, the Committee is also committed to continued improvement in response to executive compensation trends and regulatory developments. As a result, in June 2014 we implemented the following changes to the Company's executive compensation program:

•
Amended and restated the Company's Executive Severance Plan to remove excise tax gross-ups and to adjust severance and change in control payments to be more in-line with current executive compensation trends; and

•
Terminated all individual employment and severance protection agreements with the Company's executives, thereby eliminating tax gross-ups, moving all severance and change-in-control benefits to plan documents and creating only at-will employment relationships with the Company's executives.

Named Executive Officers
For 2014, the Company's named executive officers were:

•	Michael Bless, President and Chief Executive Officer;

•	Rick Dillon, Executive Vice President and Chief Financial Officer;

•	Jesse Gary, Executive Vice President, General Counsel and Secretary;

•	John Hoerner, Senior Vice President, North American Operations; and

•	Michelle Harrison, Senior Vice President, Finance and Treasurer.

Our Philosophy on Executive Compensation
The Company's compensation program is designed to enable Century and its subsidiaries to provide competitive compensation packages that attract, retain and motivate talented executives and managers while aligning management's and stockholders' interests in the enhancement of Company performance and stockholder value. Consistent with this philosophy, target cash bonus opportunities for 2014 under the Company's annual incentive plan were heavily weighted (70%) on company performance to closely link executive compensation with the near-term business goal of increasing the Company's operating profitability and safety results, and performance unit awards granted under our long-term incentive plan were based 100% on total stockholder return in order to incentivize management to maximize the Company's share price performance over the long-term.
The Company's compensation programs are structured as a balanced portfolio using multiple elements to deliver a total package consisting of base salary, annual incentive awards, long-term incentive awards, and retirement benefits.  In addition, the Committee retains discretion to make adjustments necessary to balance the overall performance of Century and the individual performance of the Company's executive officers and to pay for performance.
The size of previous equity-based grants and current equity holdings do not affect future grants and are not considered by the Committee when making long-term incentive award decisions.  The Committee does, however, consider the combination of compensation and benefit offerings when making compensation decisions. The Committee generally applies its compensation philosophy and policies consistently in determining the compensation of each of our executives, while being mindful of individual differences such as experience, level of responsibility, potential contributions to future growth opportunities and individual performance, as well as the practical implications of arms-length negotiations at the time each executive is hired or promoted.
Consideration of Say-on-Pay Results
At the Company's annual meeting of stockholders held in September 2014, over 98% of the votes cast on the advisory vote to approve the compensation of the Company's named executive officers were voted in favor of the proposal. The Committee believes this affirms our stockholders' support for the Company's approach to executive compensation.
Our Process for Executive Compensation
The Committee oversees the Company's executive compensation program. The Committee develops and approves the overall compensation package for our Chief Executive Officer and, with the additional assistance of our Chief Executive Officer, for each of our other executive officers. Although objective criteria are used, the Committee retains final discretion in determining the compensation of our executive officers.  In general, the Committee makes its final determination of both annual incentive awards and awards earned based on long-term performance in the first quarter following the end of each performance period.
In implementing and administering the Company's compensation philosophy, the Committee, in consultation with its independent executive compensation consultant, regularly:

•	Reviews market data to assess the competitiveness of the Company’s compensation policies;

•	Evaluates the Company’s compensation policies compared to its peers and in the context of the broader economy;

•	Reviews Company performance against the Company’s plans and budgets and considers the degree of attainment of pre-established performance goals;

•	Reviews the individual performance of each executive officer; and

•	Considers the results of the advisory "say-on-pay" vote of the Company's shareholders and regularly engages with the Company's shareholders regarding the Company's compensation program.
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
The Committee dedicated significant time and attention to management compensation in 2014, including holding five meetings.

Benchmarking Executive Compensation
The Company's philosophy emphasizes competitive objectives for executive pay, while being mindful of individual differences such as experience, responsibility-level and performance, as well as the practical implications of pay, on occasion, being the product of an arms-length negotiation at the time an executive is hired or promoted.  Elements of compensation that are benchmarked, separately and in the aggregate, include base salary, annual incentive, long-term incentive and retirement benefits.
The Company's incentive plans are designed to reward outstanding performance above the targeted range in the case of outstanding performance (subject to a maximum payout of 200% of target); conversely, when performance is below expectations, the Company's plans are designed to deliver compensation that is below the targeted range.  Generally, the Committee targets total compensation (annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) at or near the midpoint of the compensation ranges for comparable positions at similarly situated companies.
For purposes of setting 2014 compensation, the Committee, with input from management and its independent executive compensation consultant, reviewed the practices of a group of comparably-sized, asset-intensive, metals and other industrial companies.  The Committee chose these parameters, and ultimately the companies noted below, to permit pay to be evaluated in a context that considers businesses with similar exposure to economic forces and business cycles.  The composition of this group is reviewed regularly and the group is refined, when appropriate, to ensure its relevance in light of Century's relative size, as well as with respect to mergers, acquisitions, growth, etc. among the companies. Following this analysis, the Committee decided that, for purposes of fiscal 2014 compensation matters, it would use the same peer group as it had used for 2013.
For purposes of fiscal 2014 compensation matters, the following companies were included in the Company's peer group:

●	AM Castle & Co.	●	Minerals Technologies Inc.
●	Buckeye Technologies Inc.	●	Mueller Industries, Inc.
●	Carpenter Technology Corp	●	Noranda Aluminum Holding Corp.
●	Eagle Materials Inc.	●	Schnitzer Steel Industries Inc.
●	Genesee & Wyoming Inc.	●	Stillwater Mining Co.
●	Gibraltar Industries Inc.	●	Texas Industries Inc.
●	Kaiser Aluminum Corp.	●	Valmont Industries, Inc.
●	Koppers Holdings Inc.	●	Worthington Industries
●	Martin Marietta Materials Inc.
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

•	Working with the Committee regarding the approval of all general compensation plans and policies, including pension, savings, incentive and equity-based plans;

•	Reviewing with, and recommending to, the Committee the respective corporate and individual goals and objectives for the other named executive officers relevant to their compensation;

•	Providing the Committee an evaluation of the performance of the other named executive officers in light of their respective corporate and individual goals and objectives; and

•	Recommending to the Committee the compensation levels of the other named executive officers.
The Committee considers the recommendations of the Company's Chief Executive Officer, together with the review by its independent compensation consultant, in making independent determinations regarding executive compensation.
The Company's Chief Executive Officer attends all Committee meetings, other than those portions that are held in executive session, and he is not present during voting or deliberations on matters involving his compensation in accordance with the Committee's charter.

Role of Compensation Committee Consultants
The Committee has authority under its charter to retain its own advisers, including compensation consultants. To assist in its review and oversight of the Company's executive compensation program, the Committee has engaged Frederic W. Cook & Co., Inc. (“Frederic Cook”) as its independent compensation consultant. The Committee consults with Frederic Cook regularly throughout the year. Frederic Cook advised the Committee in connection with designing and implementing the Company's executive compensation program for 2014, including with respect to compensation philosophy, objectives, annual and long-term plan designs and market pay levels.  In compliance with SEC rules, the Committee has assessed the independence of Frederic Cook and concluded that no conflict of interest exists that would prevent Frederick Cook from independently representing the Committee. Frederic Cook did not provide any services to the Company in 2014 other than the services provided directly to the Committee.
Overview of Compensation Elements
The list below summarizes the general elements and characteristics of our executive compensation program.  Detailed narratives of these compensation elements are provided below under "Compensation Program Details."

•	Base salary: Base salary is determined by our philosophy, the position (skills, duties, responsibilities, etc.), market pay levels and trends, individual performance and prior salary;

•
Annual incentive awards: Variable compensation based on the Committee's review of achievement of pre-set performance goals payable in cash (or at the discretion of the Committee, common stock or stock options) following the fiscal year the pay is earned;

•	Long-term incentives: Variable compensation based 100% on total stockholder return over the measurement period payable in cash and/or common stock; and

•
Retirement benefits: Defined contribution plan for salaried employees of our U.S. companies who meet certain eligibility requirements.  Additional benefits are provided under a tax qualified defined benefit plan which was closed to new participants as of January 1, 2015 and a nonqualified defined benefit plan with benefits above the level permitted under a qualified plan for certain senior executives.

Compensation Program Details
Base Salary
Base salary provides a secure fixed level of compensation in an amount that recognizes the roles and responsibilities of the executive officer, as well as experience, performance and contributions. The Committee reviews the salaries of the Company's named executive officers annually. The amount of any increase is based primarily on the named executive officer's performance, the level of his or her responsibilities and the external competitiveness of the base salary and overall total compensation. In addition, the Committee may review the salaries of our named executive officers in connection with a promotion or other change in responsibility. The Committee's review of these factors is subjective and no fixed value or weight is assigned to any specific factor when making salary decisions.
Annual Incentive Awards
The Company's Annual Incentive Plan (the "AIP") is designed to motivate and reward our executive officers for achieving the Company's short-term financial and operational objectives. Under the AIP, the Company's named executive officers are eligible to receive an award, which has historically been paid in cash, but may be paid, at the discretion of the Committee, in cash, common stock or stock options.
Target Awards
For fiscal 2014, a target annual incentive award was established for each named executive officer subject to the achievement of pre-established corporate and individual goals, as described below. For our named executive officers, 70% of their award is based on the degree to which corporate performance goals are achieved and 30% is based on their individual performance and achievements. For fiscal 2014, the two metrics used to measure corporate performance for determining payouts were: (i) EBITDA, which had a 50% weighting and (ii) safety performance, which had a 20% weighting. These metrics and their assigned weights reflect the Company's near-term business goals of increasing operating profitability and improving the safety of the Company's workplaces.
For purposes of this program, EBITDA is defined as the Company's net income excluding, as applicable: (i) income tax expense/benefit, (ii) net gain/(loss) on forward contracts, (iii) interest expense/income, (iv) depreciation and (v) amortization. For each of the

Company's named executive officers other than Mr. Hoerner, the Committee considered EBITDA for the Company on a consolidated basis. Because Mr. Hoerner’s responsibilities relate primarily to the Company’s North American operations, for purposes of determining Mr. Hoerner’s payout under the AIP, 50% of Mr. Hoerner's payout on this factor was based on EBITDA specific to the Company’s North American operations and the other 50% was based on EBITDA for the Company on a consolidated basis.
For each of the Company's named executive officers other than Mr. Hoerner, the 2014 safety targets were to achieve a combined weighted average (based on total headcount) at the Company's U.S. and Icelandic operations on a consolidated basis of a: (i) total recordable case incident rate ("TCIR") of 1.85 and (ii) days away, restrictions and job transfers rate ("DART") of 1.07. With respect to Mr. Hoerner, 50% of his safety target was based solely on safety performance at our Hawesville and Sebree facilities, with targets of (i) TCIR of 2.09 and (ii) DART of 1.30. Each of TCIR and DART had a 10% weighting.
The following table summarizes the performance range and payout for these performance metrics:

Performance Metric		Threshold	Target			Maximum
EBITDA (50% weighting)	Performance Range	90% of target	100% of target	110% of target	120% of target	130% of target
	Payout Level	50%	100%	125%	160%	200%

TCIR (10% weighting)	Performance Range	10% worse than target	100% of target	8% better than target	16% better than target	23% better than target
	Payout Level	50%	100%	133%	167%	200%

DART (10% weighting)	Performance Range	10% worse than target	100% of target	6% better than target	13% better than target	19% better than target
	Payout Level	50%	100%	133%	167%	200%
The Committee reviews and approves the performance metrics and target levels of performance annually.  The Committee sets targets that it believes are challenging but reasonably attainable.  In general, payouts may be above or below target depending on performance above or below the targeted levels based on a straight line interpolation.  If the Company achieved its targeted performance for each of the metrics, the payout percentage for the Company portion of the target bonus would be 100%. The maximum payout percentage for the Company portion of the target bonus was 200%. If the threshold amounts were not achieved for a particular metric, no amount is to be paid for that metric.  However, in each case, the Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted. The following table summarizes the Company's achievements with respect to the AIP EBITDA and safety performance metrics for 2014:

Operating Result	% of Aggregate Award If Target Achieved	Targets	Achievement

EBITDA	50%
We consider the EBITDA targets to be confidential, and the disclosure of those targets would cause competitive harm to Century. The EBITDA targets are based on business plan assumptions that may allow our competitors to be able to predict our pricing strategies or our ability to match certain prices.

Performance of this factor was below target for the measurement period on a consolidated basis, which resulted in a 36.1% payout of target for this factor for each of Messrs. Bless, Dillon, Gary and Ms. Harrison. North American Operations EBITDA was also below target, resulting in a 30.6% payout of target for Mr. Hoerner.

Safety	20% (10% weighted to each of TCIR and DART)
For each named executive officer other than Mr. Hoerner, (i) consolidated TCIR of 2.04 and (ii) consolidated DART of 1.16. For Mr. Hoerner, North American operations (i) TCIR of 2.31 and (ii) DART of 1.40

Consolidated TCIR was 109% of target, which resulted in a 9.9% payment for this factor. North American operations TCIR was 86.1% of target, which resulted in a 158.1% payout for this factor for Mr. Hoerner.

Consolidated DART was 143.3% of target, which resulted in a 0% payment for this factor. North American operations DART was 116.8% of target, which resulted in a 0% payout for this factor for Mr. Hoerner.

As explained above, 30% of an executive officer's target annual incentive relates to individual job performance. The Committee's evaluation of individual contributions is based, in part, on individual performance goals established at the beginning of each period and the Committee's subjective evaluation of the achievement thereof. For our named executive officers, individual performance objectives for 2014 included goals and objectives tied to operational performance and other Company initiatives and strategies applicable to each executive's area of responsibility. The Committee also reserves the right to use its discretion in assessing each executive's individual performance. For 2014, the Committee approved individual performance for our named executive officers ranging from 85% to 150% of target.
Target annual incentive opportunities for 2014 were based on a percentage of base salary:  Mr. Bless 100%; Messrs. Dillon, Gary and Hoerner each 70%; and Ms. Harrison 50%.  The Committee determined these target annual incentive opportunities as part of its total compensation program to provide Century's named executive officers total compensation (including annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) that, assuming success in meeting or surpassing criteria under the Company's various incentive plans, was positioned, on average, around the midpoint of the compensation ranges for comparable positions at similarly situated companies.
2014 Payout
The annual incentives paid to Messrs. Bless, Dillon, Gary, Hoerner and Ms. Harrison for 2014 were as follows:

Name	Target Non-Equity Incentive Compensation pursuant to the 2014 Annual Incentive Plan	Actual Non-Equity Incentive Compensation Paid pursuant to the 2014 Annual Incentive Plan
Mr. Bless	$825,000	$553,781
Mr. Dillon	280,000	102,288	(a)
Mr. Gary	262,500	215,578
Mr. Hoerner	280,000	214,095
Ms. Harrison	137,500	100,547
(a)	Mr. Dillon's employment with the Company commenced on June 16, 2014. As such, the amounts paid to him for 2014 reflect his pro-rated incentive compensation for the partial year of service.

Long-Term Incentive Awards
The LTIP is designed to align executive compensation with the interests of the Company's stockholders by linking compensation to share price appreciation and total stockholder return over a multi-year period and supporting the retention of our management team. We provide two types of LTIP awards: time-vested performance share units and performance units.
Time-vested performance share units are stock-settled awards (which do not contain any performance-based vesting requirements) that are granted at the beginning of the performance period.  Performance units are generally cash-settled awards (although the Committee retains the discretion to settle these awards in common stock) and vest based on the achievement of pre-determined Company performance metrics, subject to the discretion of the Committee. Both the performance units and time-vested performance share units vest, in their entirety, after three years.
2014-2016 LTIP. In 2014, the Committee approved annual target grants of long-term incentive awards to the Company’s named executive officers expressed as a percentage of base salary: Mr. Bless 250%, Mr. Dillon 120%, Mr. Gary 110%, Mr. Hoerner 120% and Ms. Harrison 50%.
For each of the Company’s named executive officers receiving such awards, other than Mr. Bless, two-thirds of the awards granted under the 2014-2016 LTIP were granted in the form of performance units and one-third were granted in the form of time-vested performance share units. Three-fourths of Mr. Bless’ 2014-2016 LTIP awards were granted in the form of performance units and one-fourth in the form of time-vested performance share units. The high proportion of performance-based awards reflects the Company's commitment to the pay-for-performance philosophy. The time-based stock awards also align the Company's named executive officers interests with the Company's shareholders as the value of the award increases or decreases with the Company's stock price.
In March 2014, the Committee reviewed the vesting schedule and performance metrics used for the 2013 performance unit grants and decided to utilize the same performance metric for the 2014 grants. The 2014 performance units vest 100% at the end of a three-year performance period commencing on January 1, 2014 and ending on December 31, 2016 (the “Performance Period”) based 100% upon the Company's total stockholder return ("TSR") relative to the average TSR of the following peer group of aluminum industry companies for the Performance Period: Alcoa Inc., Alumina Limited, Aluminum Corp. of China Limited, Noranda Aluminum Holding Corporation, Norsk Hydro ASA and United Co Rusal PLC.
The Committee established the following range of targets and achievement percentages with respect to TSR for the Performance Period:

	TSR Percentile Ranks	Achievement Percentage
Maximum	150% of Peer Average	200%
Target	100% of Peer Average	100%
Threshold	70% of Peer Average	50%
Below Threshold	<70% of Peer Average	0%
The Committee believes that basing the 2014-2016 LTIP performance unit awards 100% on TSR aligns management's and the Company's stockholders' interests by incentivizing management to increase the Company's long-term share price performance. TSR is defined as the change in value of the applicable stock price for the Performance Period, with any dividends during such period being reinvested. For purposes of determining TSR, the applicable stock price shall be calculated based on the average closing stock price for the 20 trading days immediately prior to the beginning and end of the Performance Period. TSR is calculated by the Committee.
The time-vested performance share units granted to the Company's named executive officers in 2014 also vest at the conclusion of the three-year Performance Period. The Committee believes that awarding some portion of the Company's long-term incentive awards in the form of time-vested equity compensation encourages retention and, more importantly, considered together with the Company's stock ownership guidelines (as further discussed below), ensures that the Company's executives own a minimum number of shares of the Company's common stock, thus aligning the interests of the executives with those of the Company's shareholders and creating incentives for long-term value creation.
Results for 2012-2014 LTIP Awards. Awards under the 2012-2014 LTIP consisted of both time-vested performance share units and performance units. As noted above, time-vested performance share units are stock-settled awards (which do not contain any performance-based vesting requirements) and performance units are generally cash-settled awards (subject to Committee discretion to settle these awards in stock). Performance units awarded under the 2012-2014 LTIP vest based 100% based on the Company's TSR relative to a pre-approved peer group of aluminum companies, subject to the discretion of the Committee, and with the same range of targets as noted above under the description of the 2014-2016 LTIP. Both the performance units and time-vested performance share units vest, in their entirety, after three years.
For the 2012-2014 performance period, the Company's TSR was 170%. As a result, the performance units awarded under the 2012-2014 LTIP vested at 200% of target, the maximum payout percentage. In settling such awards, the Committee exercised its discretion to settle all or a portion of such awards in stock. For each of the Company’s named executive officers who had received such awards, other than Mr. Bless, 50% was settled in stock and 50% was settled in cash. All of Mr. Bless’ 2012-2014 performance units were settled in stock. The Committee believes that settling a portion of the 2012-2014 awards in stock will facilitate compliance with the Company's stock ownership guidelines and creates further incentives for long-term value creation. The table below reflects the actual cash payments made and common stock issued under the 2012-2014 LTIP:

Name	Target Value of Performance Units Under 2012-2014 LTIP($)	Performance Units Settled in Cash Under 2012-2014 LTIP($)	Performance Units Settled in Stock(#)	Time-Vested Performance Share Units Vested Under 2012-2014 LTIP(#)
Mr. Bless	1,095,000	—	150,967	37,834
Mr. Dillon(a)	58,131	58,131	4,007	1,984
Mr. Gary	—	—	—	—
Mr. Hoerner	176,088	176,088	12,139	9,112
Ms. Harrison	80,040	80,040	5,518	4,142
(a)	Mr. Dillon's target bonus potential and time-vested performance share units awarded under the 2012-2014 LTIP were pro-rated to account for his partial year of service.
Stock Options
Option grants are made on a case-by-case basis to executive officers in connection with hiring awards and to recognize promotions and under other circumstances where deemed appropriate in the Committee's discretion.  It has been the Committee's practice to approve all option grants at Committee meetings.  For initial option grants to the Company's executives made in connection with their employment by Century, the Committee approves the options at the time it approves the executive's overall compensation arrangement and the terms of his or her employment agreement, if any.  Option grants are a high-risk, high return component of the executive total compensation program because stock options deliver value to an executive only if the share price is above the grant price after the date of vesting.  Therefore, the stock options directly align executive officer and stockholder interests.  No option grants to named executive officers have been made since 2009.
Retirement Benefits
We maintain a 401(k) Plan for our U.S. based salaried employees, including our named executive officers. The Century Aluminum 401(k) Plan is a tax-qualified retirement savings plan pursuant to which our U.S. based salaried employees are able to contribute a percentage, up to the limits prescribed by the Internal Revenue Service, of their annual compensation on a pre-tax basis.  The Company also makes a matching contribution equal to 100% of eligible employees' pre-tax contributions to the 401(k) Plan up to 4% of eligible compensation, and 50% of eligible employees' pre-tax contributions equal to the next 2% of eligible compensation.  Generally, “eligible compensation” used for purposes of calculating contributions under the Plan is the amount paid to an employee as base salary plus bonuses (excluding certain gifts, awards, severance pay, relocation pay, performance shares and amounts realized from the exercise of certain stock awards) up to the IRS annual compensation limit of $260,000 in 2014. Each named executive officer was eligible to participate in these benefits in 2014.
Although closed to new participants, we also maintain a non-contributory defined benefit pension plan which we refer to as our Qualified Plan for our U.S. based salaried employees who were employed prior to January 1, 2015 and who meet certain additional eligibility requirements, including at least one full year of service with the Company. The Qualified Plan provides lifetime annual benefits starting at age 62 equal to 12 multiplied by the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under predecessor plans which we acquired. We determine final average monthly compensation under the Qualified Plan as the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants' pension rights vest after a five-year period of service, or earlier if the participant has reached the age of 62. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available. The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").
The Qualified Plan was amended in the fourth quarter of 2014 to eliminate future accruals for participants who are under age 50 as of January 1, 2015 and to close the plan to new participants. Employees, including our named executive officers, who are under age 50 and are no longer eligible for future accruals under the Qualified Plan, will receive an additional matching contribution under the Century Aluminum 401(k) Plan equal to 100% of such employee's pre-tax contributions up to 6% of eligible compensation. Employees of the Company prior to January 1, 2015 who have achieved age 50 will continue under the Qualified Plan with no changes.
Mr. Bless and Ms. Harrison also participate in a Supplemental Retirement Income Benefit Plan, or “SERP.” The SERP, which is also closed to new participants, provides participating executive officers with an additional retirement benefit equal to the amount that would normally be paid under our Qualified Plan if there were no annual compensation limitations under Sections 415 and 401(a)(17) of the Code.  Final average monthly compensation for purposes of calculating the supplemental benefit will be based on the greater of (a) projected final annual compensation, assuming specified annual increases until retirement age, or (b) the average of the highest three years' annual compensation over the last 10 years of employment.
Benefits triggered by retirement are valued and described below under the caption “Post-Employment Compensation; Pension Benefits” and “Executive Compensation; Potential Payments upon Termination or Change of Control.”
Policies & Other Considerations
Stock ownership guidelines
We maintain stock ownership guidelines for our executives and independent directors.  We adopted these guidelines to further underscore our belief that management's interests should be aligned with those of our stockholders.
The current guidelines for Century's officers are summarized in the table below.  The guidelines are based on a fixed number of shares, which was established after giving consideration to the value of the fixed share guidelines as a percent of pay salary.  The guidelines of peers and, on a broader basis, industry practices were considered in developing this policy.

Category	Share Guideline
Chief Executive Officer	150,000
Executive Vice Presidents	48,000
Senior Vice Presidents	18,000
Vice Presidents	6,000
Officers have five years from the later of the date of hire or the effective date of the guidelines to meet these ownership guidelines.  Officers who are subsequently promoted to a higher category of participant level will have five years from the date of promotion to achieve their increased share guideline.  Each of our current named executive officers is in compliance with these guidelines or within the applicable grace period.
Anti-Hedging Policy
The Company has a policy that prohibits the Company's officers, directors and all other employees from engaging in transactions in which they may profit from short-term speculative swings in the value of the Company's securities. Such short-term holdings include “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future), “put” and “call” options and other derivatives. In addition, this policy is designed to ensure compliance with all insider trading rules relating to the Company's securities.
Clawback
The Company maintains an Incentive Compensation Recoupment Policy.  Under this policy, the Company's Board will, to the extent permitted by applicable law, in all appropriate cases, require reimbursement of any bonus or incentive compensation paid to an employee after January 1, 2008, cause the cancellation of restricted or deferred stock awards and outstanding stock options, and seek reimbursement of any gains realized on the exercise of stock options attributable to such awards, if and to the extent that: (a) the amount of incentive compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement; (b) the Board or an appropriate committee determines that the employee engaged in any fraud or misconduct which caused or contributed to the need for the restatement; and (c) the amount of the bonus or incentive compensation that would have been awarded to the employee had the financial results been properly reported would have been lower than the amount actually awarded.
Timing of Equity Awards
Generally, the Committee makes incentive pay decisions for our named executive officers at regularly scheduled Committee and Board meetings.  Typically, annual incentive awards are approved in the first quarter of each year. The Committee may also make compensation determinations at other times during the year for newly-hired executives or in connection with the promotion of existing employees.  The Committee does not time any form of compensation award, including equity-based awards, to coincide with the release of material non-public information.
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
Compensation Risk Assessment
The Compensation Committee reviews the relationship between the Company's risk management policies and practices and the incentive compensation provided to the Company's named executives to confirm that the Company's incentive compensation does not encourage unnecessary or excessive risks. The Compensation Committee also reviews the relationship between risk management policies and practices, corporate strategy and senior executive compensation.  The Company's compensation programs are balanced and focused on the long-term. Under this structure, management can achieve the highest amount of compensation through consistent superior performance over extended periods of time. This incentivizes management to manage the Company for the long term and to avoid excessive risk-taking in the short-term. Goals and objectives reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure and the elements of compensation are similarly balanced among cash, time-vested performance share units (which do not contain any performance-based vesting requirements and settle in Century stock), and performance-based awards. With limited exceptions, the Compensation Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted.  Based on its assessment of the Company's compensation policies and practices, the Compensation Committee has determined that it is not reasonably likely that Century's compensation and benefit plans would have a material adverse effect on Century.
Employment Agreements
The Company does not currently have employment agreements with any of the executive officers, each of whom is an at-will employee of the Company.  The Company previously had an employment agreement with Mr. Bless. Mr. Bless’ employment agreement was terminated in June 2014.
Severance and Change in Control Benefits
The Company's policy is to provide certain severance and change in control protections to the Company's named executive officers based on competitive practice in the industry.  We believe that providing the Company's executives with specified benefits in the event of termination of employment under certain circumstances (such as by the Company without cause or upon the death or disability of the executive) or in connection with a change in control of the Company helps us to retain executives and maintain leadership stability. Furthermore, we believe the change in control protections serve to maximize stockholder value by creating incentives for named executive officers to explore strategic transactions and work to bring such transactions to fruition if appropriate.

Historically, we have provided for such protections under our Stock Incentive Plan, our Long-Term Incentive Plan, the Company's Executive Severance Plan, severance protection agreements and employment agreements.  These arrangements have been intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in the metals and mining sectors.
In June 2014, the Company terminated the Executive Severance Plan in effect since 2009 (the “Previous Severance Plan") and adopted an Amended and Restated Executive Severance Plan (the “A&R Executive Severance Plan") to provide for benefits that we believe are more consistent with current executive compensation trends. The Company also amended and restated our Stock Incentive Plan and our Long-Term Incentive Plan to conform these plans to the A&R Executive Severance Plan. Following the adoption of our A&R Executive Severance Plan, and in consideration for Mr. Bless and Ms. Harrison being named as participants in the A&R Executive Severance Plan, the Company agreed with Mr. Bless and Ms. Harrison, as applicable, to terminate the employment agreement with Mr. Bless and the severance protection agreements with each of Mr. Bless and Ms. Harrison, thereby moving all severance and change-in-control benefits to plan documents and creating at-will employment relationships with all of our executives. We are no longer party to any individual employment agreement or severance protection agreement with any of the Company's executive officers.
Severance benefits under both the previous and new arrangements following a change in control are only provided on a “double trigger” basis, meaning that payment of the benefit is not awarded unless the executive's employment is terminated by the Company without cause or by the executive upon certain enumerated changes in his or her employment terms (as specified in the applicable agreement or plan) within an agreed period following the transaction.
We believe the double trigger vesting structure strikes a balance between the severance protection and retention effects described above, without providing these benefits to executives who continue to enjoy employment with an acquiring company in the event of a change in control transaction.  We also believe this structure is more attractive to potential acquiring companies, who may place significant value on retaining members of our executive management and who may perceive this goal to be undermined if executives receive significant acceleration payments in connection with such a transaction and are no longer required to continue employment to earn these payments.
Provisions of these arrangements for the Company's named executive officers that relate to severance pay and termination benefits (including upon a change in control) are described below in further detail below in the section entitled "Potential Payments and Benefits Upon Termination."
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this proxy statement with Century management and based on such review and discussions, the Compensation Committee recommended to Century's Board of Directors that the Compensation Discussion and Analysis be included in Century's 2014 Annual Report on Form 10-K and Century's 2015 proxy statement.
Respectfully Submitted,
The Compensation Committee

Daniel Goldberg	Andrew Michelmore (Chair)	Terence Wilkinson

SUMMARY COMPENSATION TABLE
The following table sets forth the compensation of our named executive officers during the 2014, 2013 and 2012 fiscal years. In accordance with SEC rules, 2012 compensation is not presented for Mr. Gary and 2013 and 2012 compensation is not presented for Mr. Dillon because such individuals were not named executive officers in those years.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(c)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)(d)	Change in Pension Value and Nonquali- fied Deferred Compensation ($)(e)	All Other Compensation ($(f)	Total ($)
Michael Bless	2014	815,863		—		524,061	—	2,743,781	798,213	25,517	4,907,435
President and Chief Executive Officer	2013	750,988		—		375,995	—	911,625	145,087	78,692	2,262,387
	2012	730,000		—		365,855	—	845,280	246,940	855	2,188,930

Rick Dillon	2014	216,667	(a)	118,059	(b)	31,248	—	218,550	—	64,703	649,227
Executive Vice President and Chief Financial Officer

Jesse Gary	2014	375,000		—		139,614	—	215,578	49,074	13,530	792,796
Executive Vice President, General Counsel and Secretary	2013	375,000		—		124,890	—	244,500	—	139,934	884,324

John Hoerner	2014	393,750		—		162,460	—	566,271	74,074	15,660	1,212,215
Senior Vice President, North American Operations	2013	350,000		—		93,251	—	324,520	33,614	12,750	814,135
	2012	330,000		—		88,113	—	260,000	58,697	6,355	743,165

Michelle Harrison	2014	275,000		—		46,538	—	260,627	208,295	13,290	803,750
Senior Vice President, Finance and Treasurer	2013	275,000		—		45,793	—	172,650	—	13,040	506,483
	2012	240,000		—		40,053	—	164,100	82,796	13,611	540,560

(a)								Mr. Dillon's employment with the Company commenced on June 16, 2014 and his base salary was pro-rated accordingly for the partial year of service.
(b)
For 2014, the amount shown for Mr. Dillon represents a one-time "signing bonus" paid in accordance with the terms of his offer letter. There were no other discretionary bonuses paid to the named executive officers in 2014, 2013 or 2012.

(c)
Represents the grant date fair value of stock awards granted to the named executive officer in the respective fiscal year, calculated in accordance with ASC 718 Compensation - Stock Compensation. A discussion of the assumptions used in calculating the award values may be found in Note 12 to our 2014 audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

(d)
Represents both (i) the fair value of amounts earned by the named executive officer under the 2014 AIP and (ii) for each of Mr. Bless, Mr. Dillon (on a pro-rated basis), Mr. Hoerner and Ms. Harrison, the settlement value of performance units vested under the 2012-2014 LTIP. For each of the Company’s named executive officers who received awards under the 2012-2014 LTIP, other than Mr. Bless, 50% was settled in stock and 50% was settled in cash. All of Mr. Bless’ 2012-2014 performance units were settled in stock.

(e)
Represents the change in the actuarial present value of accumulated retirement benefits. For Mr. Gary and Ms. Harrison, the actual change for 2013 was $(711) and $(63,671), respectively. Decreased interest rates, which are used to discount future payments under the pension plans, significantly increased the present value of pension benefits in 2014.

(f)
Amounts presented in the “All Other Compensation” column for 2014 include: for Mr. Dillon, relocation benefits of $53,879 and Company contributions under the Company’s 401(k) plan of $10,000 and, for each of Messrs. Gary, Hoerner and Ms. Harrison, Company contributions under the Company’s 401(k) plan of $13,000.

2014 GRANTS OF PLAN BASED AWARDS
The following table sets forth information regarding the long-term incentive awards granted to our named executive officers for 2014.

		Number of Non-Equity Incentive Plan Units (#)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards($)			All Other Stock Awards: Number of Shares of Stock(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards (#/Sh)	Grant Date Fair Value of Stock and Option Award($) (d)
Name	Grant Date		Threshold	Target	Maximum

Michael Bless
AIP (a)			412,500	825,000	1,650,000
2014-2016 LTIP (b)	3/24/2014	1,546,875	773,438	1,546,875	3,093,750
2014-2016 LTIP (c)	3/24/2014					42,161			515,629
Rick Dillon
AIP (a)			140,000	280,000	560,000
2014-2016 LTIP (b)	6/23/2014	271,669	135,835	271,669	543,338
2014-2016 LTIP (c)	6/23/2014					9,270			113,372
Jesse Gary
AIP (a)			131,250	262,500	525,000
2014-2016 LTIP (b)	3/24/2014	276,375	138,188	276,375	552,750
2014-2016 LTIP (c)	3/24/2014					11,232			137,367
John Hoerner
AIP (a)			140,000	280,000	560,000
2014-2016 LTIP (b)	3/24/2014	321,600	160,800	321,600	643,200
2014-2016 LTIP (c)	3/24/2014					13,070			159,846
Michelle Harrison
AIP (a)			68,750	137,500	275,000
2014-2016 LTIP (b)	3/24/2014	92,125	46,063	92,125	184,250
2014-2016 LTIP (c)	3/24/2014					3,744			45,789

(a)
Represents the threshold, target and maximum potential cash payments under the 2014 AIP. Subject to the discretion of the Committee, if the minimum performance criteria are not achieved for the threshold level, no cash payments will be awarded. Targeted performance bonus potential payout for 2014 was 100% of base salary for Mr. Bless, 70% of base salary for each of Mr. Dillon, Mr. Gary and Mr. Hoerner and 50% of base salary for Ms. Harrison. The actual amounts earned for 2014 are included in the amounts reflected in the Non-Equity Incentive Payments column of the Summary Compensation Table.

(b)
Represents the threshold, target and maximum potential awards for performance units granted under the 2014-2016 Long Term Incentive Plan. Subject to the discretion of the Committee, if the minimum performance criteria are not achieved for the threshold level, no payments will be awarded. Performance units are generally cash-settled awards but may be settled in stock at the discretion of the Committee. Awards will be settled in 2017 after consideration by the Committee.

(c)	Represents the number of time-vested performance share units granted to the named executive officer under the 2014-2016 Long-Term Incentive Plan.
(d)	The values represent the grant date fair value of the stock awards determined in accordance with ASC 718 Compensation - Stock Compensation.

2014 OUTSTANDING EQUITY AWARDS AS OF FISCAL YEAR-END
The following table sets forth information regarding outstanding equity awards for our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)	Equity Incentive Plans: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(#)		Market Value of Shares or Units of Stock that Have Not Vested($) (f)
Michael Bless	30,000	—	—	29.92	1/23/2016	87,407	(a)	2,132,731
	27,618	—		6.55	5/4/2019	—		—

Rick Dillon	—	—	—	—		14,897	(b)	363,487

Jesse Gary	—	—	—	—		28,761	(c)	701,768

John Hoerner	—	—	—	—		24,292	(d)	592,725

Michelle Harrison	3,600	—	—	24.70	12/8/2015	9,256	(e)	225,822
	5,000	—	—	37.31	6/9/2016	—		—
	14,398	—	—	6.55	5/4/2019	—		—

(a)
The amount represents (1) 42,161 of time-vested performance share units granted under the 2014-2016 Long-Term Incentive Plan, which vest on December 31, 2016 and (2) 45,246 of time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015.

(b)
The amount represents (1) 9,270 of time-vested performance share units granted under the 2014-2016 Long-Term Incentive Plan, which vest on December 31, 2016 and (2) 5,627 of time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015.

(c)
The amount represents (1) 11,232 of time-vested performance share units granted under the 2014-2016 Long-Term Incentive Plan, which vest on December 31, 2016, (2) 15,029 of time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015 (3) 2,500 of time-vested performance share units granted under the 2012-2015 Long-Term Incentive Plan, which vest on April 16, 2015.

(d)
The amount represents (1) 13,070 of time-vested performance share units granted under the 2014-2016 Long-Term Incentive Plan, which vest on December 31, 2016 and (2) 11,222 of time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015.

(e)
The amount represents (1) 3,744 of time-vested performance share units granted under the 2014-2016 Long-Term Incentive Plan, which vest on December 31, 2016 and (2) 5,511 of time-vested performance share units granted under the 2013-2015 Long-Term Incentive Plan, which vest on December 31, 2015.

(f)	Based on the closing market price for shares of our common stock of $24.40 on December 31, 2014.

2014 OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding option exercises and vesting and settlement of performance shares for our named executive officers as of December 31, 2014.

Name	Number of Shares Acquired on Vesting(#)		Value Realized on Vesting($)
Michael Bless	37,834	(a)	$923,150
Rick Dillon	1,984	(a)	$48,410
Jesse Gary	2,500	(b)	$44,550
	3,000	(c)	$24,120
John Hoerner	9,112	(a)	$222,333
	10,000	(d)	$118,400
Michelle Harrison	4,142	(a)	$101,065

(a)	Shares received pursuant to the 2012-2014 Long-Term Incentive Plan that vested on December 31, 2014.
(b)	Shares received pursuant to the 2012 non-officer restricted stock awards grant that vested on April 16, 2014.
(c)	Shares received pursuant to the 2011 non-officer restricted stock awards grant that vested on March 22, 2014.
(d)	Shares received pursuant to an initial equity grant vested and settled on February 28, 2014.
Post-Employment Compensation
Pension Benefits
As discussed above under the heading “Retirement Benefits,” we maintain a non-contributory defined benefit pension plan which we refer to as our Qualified Plan for our U.S. based salaried employees who were employed prior to January 1, 2015 and who meet certain additional eligibility requirements, including at least one full year of service with the Company. Although closed to new participants, the Qualified Plan provides lifetime annual benefits starting at age 62 equal to 12 multiplied by the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under predecessor plans which we acquired. We determine final average monthly compensation under the Qualified Plan as the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants' pension rights vest after a five-year period of service, or earlier if the participant has reached the age of 62. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available. The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Code.
The Qualified Plan was amended in the fourth quarter of 2014 to eliminate future accruals for participants who are under age 50 as of January 1, 2015 and to close the plan to new participants. Employees, including our named executive officers, who are under age 50 and are no longer eligible for future accruals under the Qualified Plan, will receive an additional matching contribution under the Century Aluminum 401(k) Plan equal to 100% of such employee's pre-tax contributions up to 6% of eligible compensation. Employees of the Company prior to January 1, 2015 who have achieved age 50 will continue under the Qualified Plan with no changes.
Mr. Bless and Ms. Harrison also participate in the SERP.  The SERP, which is also closed to new participants, provides participating executive officers with an additional retirement benefit equal to the amount that would normally be paid under our Qualified Plan if there were no annual compensation limitations under Sections 415 and 401(a)(17) of the Code.  Final average monthly compensation for purposes of calculating the supplemental benefit will be based on the greater of (a) projected final annual compensation, assuming specified annual increases until retirement age, or (b) the average of the highest three years' annual compensation over the last 10 years of employment.

 The following table sets forth the present value, as of December 31, 2014, of accumulated benefits payable to each of our current named executive officers, including the number of years of service credited to each such named executive officer, under the Qualified Plan and the SERP, determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements.

2014 Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service		Present Value of Accumulated Benefit ($)
Michael Bless	Non-Contributory Defined Pension Plan	8.92	(a)	570,501
	Supplemental Retirement Income Benefit Plan (SERP)			1,146,513

Rick Dillon	Non-Contributory Defined Pension Plan	0.00	(a)	—

Jesse Gary	Non-Contributory Defined Pension Plan	4.83	(a)	99,251

John Hoerner	Non-Contributory Defined Pension Plan	3.33	(a)	166,385

Michelle Harrison	Non-Contributory Defined Pension Plan	14.67	(a)	408,484
	Supplemental Retirement Income Benefit Plan (SERP)			126,434

(a)				Under the Qualified Plan, as amended, participants who are under age 50 years of age are no longer eligible for future accruals.
Potential Payments upon Termination or Change of Control
Amended and Restated Executive Severance Plan
As noted above, in June 2014, the Company terminated the existing severance plan and adopted the A&R Executive Severance Plan to provide for benefits that we believe are more consistent with current executive compensation trends. The Company also amended and restated our Stock Incentive Plan and our Long-Term Incentive Plan to conform these plans to the A&R Executive Severance Plan. The material differences between the A&R Executive Severance Plan and the previous plan are the removal of excise tax gross-ups, the provision of tiered severance benefits based on the circumstances of the termination of employment and revisions to the definitions of “change in control” and “good reason.” Each of the Company's named executive officers is a participant in the A&R Executive Severance Plan.
Under the terms of the A&R Executive Severance Plan, upon a termination of employment outside of a Change in Control Protection Period or an Acquisition Protection Period (each as defined below) either (1) by the Company other than “for cause” or (2) by the executive for “good reason,” the executive is entitled to receive termination payments equal to: (i) 18 months, for a Tier 1 participant, 12 months, for a Tier 2 participant, or 6 months, for a Tier 3 participant, of the executive’s base salary as of the date of termination; and (ii) a pro-rata portion of the executive’s annual incentive bonus for the year of termination, as determined in good faith by the Company’s Board of Directors or Compensation Committee. The A&R Executive Severance Plan does not provide for accelerated vesting of outstanding equity unless termination occurs during an Acquisition Protection Period or a Change in Control Protection Period.
Upon termination of employment during an Acquisition Protection Period (defined generally as the 6 months preceding and the 24 month period following the date of any acquisition by the Company of securities representing 50% or more of the combined voting power or all of the assets or employees of another entity) either (1) by the Company other than “for cause” or (2) by the executive for “good reason” and the executive’s title or responsibilities are assumed by an employee of the acquired company, the executive is entitled to receive termination payments equal to (i) and (ii) above (except that the pro-rata portion of the executive’s annual incentive bonus is calculated using the target bonus) plus 1.5 times, for a Tier 1 participant, 1 times, for a Tier 2 participant, or 0.5 times, for a Tier 3 participant, of the executive’s target bonus for the year of termination. Upon termination of employment during an Acquisition Protection Period, the executive shall also be entitled to receive a pro-rata portion of outstanding incentive awards at target.
Upon termination of employment during a Change in Control Protection Period (defined generally as the 6 months preceding and the 24 month period following the date of any “change in control” of the Company) either (1) by the Company other than “for cause” or (2) by the executive for “good reason,” the executive is entitled to receive termination payments equal to: (i) in the case of termination on or prior to December 31, 2015, 2.5 times, for a Tier 1 participant, 2 times, for a Tier 2 participant, or 1.5 times, for a Tier 3 participant, or, in the case of termination after December 31, 2015, 2 times, for a Tier 1 participant, 1.5 times, for a Tier 2 participant, or 1 times, for a Tier 3 participant, the sum of the executive’s base salary plus his or her target bonus for the year in which termination occurs and (ii) a pro-rata portion of the executive’s target annual incentive bonus for the year of termination. Upon termination of employment during a Change in Control Protection Period, the executive shall also be entitled to receive all outstanding incentive awards at target.
Following the adoption of our A&R Executive Severance Plan, and in consideration for Mr. Bless and Ms. Harrison being named as a Tier 1 and Tier 2 participant, respectively, in the A&R Executive Severance Plan, the Company agreed with each of Mr. Bless and Ms. Harrison, as applicable, to terminate the employment agreement with Mr. Bless and the severance protection agreements with each of Mr. Bless and Ms. Harrison, thereby moving all severance and change-in-control benefits to plan documents and creating at-will employment relationships with all of our executives. We are no longer party to any individual employment agreement or severance protection agreement with any of our executive officers. All of the Company’s other named executive officers have been approved by the Committee as Tier 2 participants in the A&R Executive Severance Plan.
Equity Awards
In the event of termination due to death, disability or retirement after age 62, performance units and time-vested performance share units vest pro-rata based on the number of days of the plan period which have passed prior to termination due to retirement, death or disability, or in such greater amount as shall be determined by the Committee in its discretion. Performance units will be paid out after determination by the Committee of the achievement of the applicable performance measures.
Unless otherwise provided in an agreement between the Company and the executive, in the event of termination of employment for any other reason, all outstanding options and unvested performance units and time-vested performance shares are forfeited.
409A and other tax considerations
Any amounts payable to each officer by reason of his termination of employment that are determined to constitute payments of “nonqualified deferred compensation,” as that term is used for purposes of Section 409A of the Code, shall be payable, together with interest thereon, on the first business day of the seventh month following his termination of employment.
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
Estimated Severance and Change in Control Payments
The following table sets forth the amount of compensation payable to each of our current named executive officers upon termination following a change of control or qualifying acquisition, involuntary termination for cause, involuntary termination not-for-cause, death, disability, retirement and voluntary resignation. The amounts shown assume that such termination was effective as of December 31, 2014.  The actual amount to be paid can only be determined at the time of such executive's termination.

Potential Payments upon Termination or Change of Control Table
Named Executive Officer	Voluntary		By Company without Cause or by Officer with Good Reason		By Company with Cause		Retirement		Disability		Death		Following a Change in Control		Following a Qualifying Acquisition by the Company
Michael Bless
Salary	$—		$1,237,500		$—		$—		$—		$—		$2,062,500		$1,237,500
Bonus	—		825,000	(a)	—		825,000	(a)	825,000	(a)	825,000	(a)	2,887,500		2,062,500
Qualified Retirement Benefits	570,501	(b)	570,501	(b)	570,501	(b)	570,501	(b)	570,501	(b)	285,251	(c)	570,501	(b)	570,501	(b)
SERP	1,146,513	(b)	1,146,513	(b)	1,146,513	(b)	1,146,513	(b)	1,146,513	(b)	573,257	(c)	1,146,513	(b)	1,146,513	(b)
Performance Shares	—		—		—		1,078,936	(d)	1,078,936	(d)	1,078,936	(d)	2,132,731	(d)	1,078,936	(d)
Performance Units	—		—		—		1,267,385	(e)	1,267,385	(e)	1,267,385	(e)	2,674,725	(e)	1,267,385	(e)
Insurance Continuation	—		39,269		—		—		—		—		39,269		39,269
Total	$1,717,014		$3,818,783		$1,717,014		$4,888,335		$4,888,335		$4,029,829		$11,513,739		$7,402,604

Rick Dillon
Salary	—		$400,000		$—		$—		$—		$—		$800,000		$400,000
Bonus	—		280,000	(a)	—		280,000	(a)	280,000	(a)	280,000	(a)	840,000		560,000
Performance Shares	—		—		—		166,899	(d)	166,899	(d)	166,899	(d)	363,487	(d)	166,899	(d)
Performance Units	—		—		—		200,457	(e)	200,457	(e)	200,457	(e)	436,573	(e)	200,457	(e)
Insurance Continuation	—		27,005		—		—		—		—		27,005		27,005
Total	$—		$707,005		$—		$647,356		$647,356		$647,356		$2,467,065		$1,354,361

Jesse Gary
Salary	$—		$375,000		$—		$—		$—		$—		$750,000		$375,000
Bonus	—		262,500	(a)	—		262,500	(a)	262,500	(a)	262,500	(a)	787,500		525,000
Qualified Retirement Benefits	99,251	(b)	99,251	(b)	99,251	(b)	99,251	(b)	99,251	(b)	49,626	(c)	99,251	(b)	99,251	(b)
Performance Shares	—		—		—		390,951	(d)	390,951	(d)	390,951	(d)	701,768	(d)	390,951	(d)
Performance Units	—		—		—		282,575	(e)	282,575	(e)	282,575	(e)	525,263	(e)	282,575	(e)
Insurance Continuation	—		26,710		—		—		—		—		26,710		26,710
Total	$99,251		$763,461		$99,251		$1,035,277		$1,035,277		$985,652		$2,890,492		$1,699,487

Named Executive Officer	Voluntary		By Company without Cause or by Officer with Good Reason		By Company with Cause		Retirement		Disability		Death		Following a Change in Control		Following a Qualifying Acquisition by the Company
John Hoerner
Salary	$—		$400,000		$—		$—		$—		$—		$800,000		$400,000
Bonus	—		280,000	(a)	—		280,000	(a)	280,000	(a)	280,000	(a)	840,000		560,000
Qualified Retirement Benefits	166,385	(b)	166,385	(b)	165,385	(b)	165,385	(b)	165,385	(b)	83,193	(c)	166,385	(b)	166,385	(b)
Performance Shares	—		—		—		288,832	(d)	288,832	(d)	288,832	(d)	592,725	(d)	288,832	(d)
Performance Units	—		—		—		231,662	(e)	231,662	(e)	231,662	(e)	508,360	(e)	231,662	(e)
Insurance Continuation	—		28,840		—		—		—		—		28,840		28,840
Total	$166,385		$875,225		$165,385		$965,879		$965,879		$883,687		$2,936,310		$1,675,719

Michelle Harrison
Salary	$—		$275,000		$—		$—		$—		$—		$550,000		275,000
Bonus	—		137,500	(a)	—		137,500	(a)	137,500	(a)	137,500	(a)	412,500		275,000
Qualified Retirement Benefits	408,484	(b)	408,484	(b)	408,484	(b)	408,484	(b)	408,484	(b)	204,242	(c)	408,484	(b)	408,484	(b)
SERP	126,434	(b)	126,434	(b)	126,434	(b)	126,434	(b)	126,434	(b)	63,217	(c)	126,434	(b)	126,434	(b)
Performance Shares	—		—		—		120,111	(d)	120,111	(d)	120,111	(d)	225,822	(d)	120,111	(d)
Performance Units	—		—		—		91,850	(e)	91,850	(e)	91,850	(e)	183,838	(e)	91,850	(e)
Insurance Continuation	—		26,470		—		—		—		—		26,470		26,470
Total	$534,918		$973,888		$534,918		$884,379		$884,379		$616,920		$1,933,548		$1,323,349

(a)	Amounts shown assume a payout at target under the 2014 AIP.
(b)
Amount shown will not be paid to named executive as a lump sum. Rather, the amount represents the actuarial calculated present value of benefits that will be received upon obtaining normal retirement age (62).

(c)
Amount shown will not be paid to named executive as a lump sum. Rather, amount represents the actuarial calculated present value of benefits that will be paid to a surviving spouse as an annuity upon named executive obtaining death.

(d)
Represents the value Time Vested Performance Share Units under the 2013-2015 LTIP and 2014-2016 LTIP. Time Vested Performance Share Units vest on a pro-rated basis due to retirement, disability, death or termination of employment in connection with a qualifying acquisition and at 100% of target following termination of employment in connection with a change in control. Value is based on our December 31, 2014 closing stock price.

(e)
Represents the value of Performance Units under the 2013-2015 LTIP and 2014-2016 LTIP. Final award determination for the 2013-2015 LTIP and 2014-2016 LTIP will be made by the Compensation Committee in 2016 and 2017, respectively. Performance Units vest on a pro-rated basis due to retirement, disability, death or a qualifying acquisition and at 100% of target following a change in control. Performance units are valued at $1 per unit.

Director Compensation and Stock Ownership Guidelines
The following table sets forth the compensation paid to each non-employee director in 2014.

2014 Director Compensation

Director (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Total
Jarl Berntzen	$85,250	$100,341	$185,591
Andrew Caplan	—	—	—
Errol Glasser	41,500	100,341	141,841
Daniel Goldberg	—	—	—
Peter Jones	37,000	—	37,000
Steven Kalmin	—	—	—
Andrew Michelmore	93,000	100,341	193,341
John O'Brien	41,500	—	41,500
Terence Wilkinson	103,500	100,341	203,841

(a)	Represents all non-employee directors who served on the Board during 2014. Mr. Bless did not receive compensation for serving as a Board member.
(b)	Represents retainer and meeting fees paid to each non-employee director during 2014 (other than Messrs. Caplan, Goldberg and Kalmin, who waived their right to receive compensation).
(c)
Represents the grant date fair value of the September 9, 2014 grant of time based performance units awarded to each non-employee director continuing in office after the Annual Meeting of stockholders (other than Messrs. Caplan and Goldberg who waived their right to receive compensation), calculated in accordance with ASC 718 Compensation - Stock Compensation. Mr. Berntzen elected to defer the settlement of all time-vested performance share units awarded to him in 2014 until his service on the Board terminates.

The following table sets forth the number of outstanding options and stock awards held by current non-employee directors as of December 31, 2014:

Name	Number of Options Outstanding as of 12/31/2014 (a)	Number of Stock Awards Outstanding as of 12/31/2014 (b)
Jarl Berntzen	16,000	23,577
Andrew Caplan	—	—
Errol Glasser	—	3,495
Daniel Goldberg	—	—
Peter Jones	13,000	—
Steven Kalmin	—	—
Andrew Michelmore	—	8,060
John O'Brien	9,000	—
Terence Wilkinson	—	22,225
(a) All options were fully vested as of December 31, 2014.
(b) Represents time-vested performance shares held by the named director that have not yet vested or for which settlement has been deferred.
The Board and the Compensation Committee annually review the adequacy and form of our directors' compensation. Directors who are full-time salaried employees of Century are not compensated for their service on the Board.  The Board believes that compensation for independent directors should be a mix of cash and equity-based compensation and for non-employee, non-independent Board members compensation should only be in cash in order to avoid indirectly increasing the beneficial ownership of any stockholder at whose direction a member of our Board serves. For 2014, all of our non-employee, non-independent Board members waived their rights to receive compensation of any kind.

Equity Awards, Meeting Fees and Retainers. In September 2014, on the recommendation of the Compensation Committee, the Board increased the annual grant of time-vested performance share units from a value of $75,000 to a value of $80,000 and eliminated the initial one-time grant of 1,000 time-vested performance share units to each newly elected independent director. Each independent director continuing in office after the Annual Meeting of stockholders received an annual grant of time-vested performance share units valued at $80,000.  Subject to earlier vesting in the event of a change in control or the director's having attained the age of 65, these time-vested performance share units vest 100% on the one year anniversary of the grant date.  The shares were granted on the business day following the 2014 annual meeting based on the average closing price of Century's common stock for the 30 trading days preceding the grant date.
During 2014, non-employee directors (other than our non-employee, non-independent Board members, who waived their rights to receive compensation) were entitled to receive an annual retainer of $45,000 for their services. Mr. Wilkinson, as Chairman of the Board, was also entitled to an additional retainer of $65,000, which the Board increased to $90,000 effective in September 2014. The Chairs of the Audit and Compensation Committees were also entitled to receive an additional $10,000 and the Chair of the Governance and Nominating and Health, Safety and Sustainability Committees an additional $5,000 annual retainer. The additional annual retainer paid to the Chair of the Governance and Nominating was also increased in September 2014 to $7,500. In addition, each independent director received a fee of $2,000 for each Board or Board committee meeting attended. The Chair of the Audit Committee and, beginning in September 2014 the Chair of the Compensation Committee, received an additional $1,000 per Audit Committee or Compensation Committee meeting attended, as applicable.  All fees are paid quarterly and based on each non-employee director's service on the Board or any committee thereof.
Expense Reimbursement.  All directors are reimbursed for their travel and other expenses incurred in attending Board and Board committee meetings, other than Messrs. Caplan, Goldberg and Kalmin, who waived their right to receive expense reimbursement.
Independent Director Stock Ownership Guidelines. Under our stock ownership guidelines, each independent director is required to accumulate, within five years of election to the Board, 20,000 shares of our common stock. Non-employee, non-independent directors are not subject to these guidelines, although they are urged to follow them. The guidelines are based on a fixed number of shares, which was established after giving consideration to the value of the fixed share guidelines as a percent of pay (salary for executives and cash retainer for independent directors).  The guidelines of peers and, on a broader basis, industry practices were considered in developing this policy. As of the date of this filing, each of our independent directors is in compliance with our stock ownership guidelines or within the applicable grace period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information concerning the beneficial ownership of the Company's common stock, as of the dates noted below, by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of the Company's common stock.  The percent of class shown below is based on 86,807,572 shares of common stock outstanding as of April 24, 2015.

Name	Amount and Nature of Beneficial Ownership(a)	Percent of Class
Glencore AG (b)	37,199,838	42.9%
Dimensional Fund Advisors LP (c)	7,227,667	8.3%
BlackRock, Inc. (d)	6,041,354	7.0%

(a)	Each entity has sole voting and dispositive power, except as otherwise indicated.
(b)
Based on information set forth in a Form 4 filing dated April 1, 2015, by Glencore AG, Glencore International AG and Glencore Plc.  Glencore's principal business address is Baarermattstresse 3, P.O. Box 1301, CH-6341 Baar, V8, Switzerland,  In addition, the above information excludes 7,806,109 shares of our common stock issuable upon conversion of the Company's Series A Convertible Preferred Stock owned by Glencore AG, which are convertible only upon the occurrence of events that have not transpired and that are outside of the control of Glencore AG, or in circumstances that would not result in an increase in the percentage of the outstanding shares of the Company's common stock beneficially owned by Glencore.  In addition, Glencore has entered into cash-settled total return swaps that give Glencore economic exposure to an additional 9,129,302 shares of the Company's common stock.

(c)
Based on information set forth in a Schedule 13G/A filing dated February 5, 2015, by Dimensional Fund Advisors LP (“Dimensional”).  Dimensional is an investment advisor and furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (“Funds”).  As an investment advisor, sub-advisor and/or manager, Dimensional possesses voting and/or investment power over these shares, and it may be deemed to be the beneficial owner of these shares.  However, these shares are owned by the Funds and Dimensional specifically disclaims beneficial ownership of these securities.  The principal business address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(d)
Based on information set forth in a Schedule 13G/A filing dated February 2, 2015, by Blackrock, Inc. (“Blackrock”).   Blackrock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). The principal business address of Blackrock, Inc. is 55 East 52nd Street, New York, New York 10022.

Security Ownership of Directors and Named Executive Officers
The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of April 24, 2015 by: (i) each of our current directors, (ii) each of the Company's named executive officers, and (iii) all of the Company's directors and named executive officers as a group.  No director or executive officer beneficially owned more than 1% of our outstanding common stock. All of the Company's directors and named executive officers as a group beneficially owned less than 1% of the Company's outstanding common stock.

	Amount and Nature of Beneficial Ownership (a)
Name	Common Stock		Exercisable Stock Options (b)
Jarl Berntzen	46,259	(c)	16,000
Michael Bless	137,246		57,618
Andrew Caplan	—	(d)	—
Rick Dillon	4,102		—
Jesse Gary	10,936		—
Errol Glasser	—		—
Daniel Goldberg	—	(d)	—
Michelle Harrison	30,130	(e)	22,998
John Hoerner	31,847		—
Andrew Michelmore	26,353	(f)	—
Terence Wilkinson	37,990	(g)	—
All Directors and Executive Officers as a Group (11 persons)	324,863		96,616

(a)			Each individual has sole voting and dispositive power except as otherwise noted.
(b)			Represents shares that are subject to options that are presently exercisable or exercisable within 60 days of April 24, 2015.
(c)			Includes 20,082 shares held by the named director that have vested or for which settlement has been deferred.
(d)
Excludes 37,199,838 shares owned by Glencore, for which Mr. Goldberg serves as the Asset and Investment Manager of the Aluminum and Alumina Department and Mr. Caplan serves as the Head of the Aluminum and Alumina Department.

(e)			Represents shares that are jointly owned or held in a trust and subject to shared voting and dispositive power.
(f)			Includes 4,565 shares held by the named director that have vested or for which settlement has been deferred.
(g)			Includes 22,225 shares held by the named director that have vested or for which settlement has been deferred.
Equity Compensation Plan Information
Equity Compensation Plan Information (a)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,008,656	26.85	(b)	6,900,000

(a)	As of December 31, 2014.
(b)
Represents the weighted-average exercise price of 544,171 options outstanding under the 1996 Plan.  There is no exercise price associated with 464,485 service-based share awards also outstanding under the 1996 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Person Transaction Policy
The Company has a written policy and written procedures for the review, approval and monitoring of transactions involving Century or its subsidiaries and “related persons.” For the purposes of the policy, “related persons” include executive officers, directors and director nominees and their immediate family members, and stockholders owning five percent or greater of our outstanding stock and their family members. A copy of the Company's Related Person Transaction Policy is available in the Investor section of the Company's website, www.centuryaluminum.com, under the tab “Corporate Governance.”
The Company's Related Person Transaction Policy applies to all related person transactions entered into after its adoption. This policy applies, subject to certain specific exclusions, to any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which Century or any of its subsidiaries was or is to be a participant and where any related person had or will have a direct or indirect interest. Pursuant to the policy, the Audit Committee is responsible for reviewing related person transactions. However, all material transactions with Glencore and any other transaction the Audit Committee Chair determines is material are reviewed by the independent directors, acting as a separate body of our Board of Directors. Based on its consideration of all relevant facts and circumstances, whether the transaction is on terms that are fair and reasonable to Century and whether the transaction is in the business interests of Century, the Audit Committee or independent directors, as the case may be, will decide whether or not to approve or ratify such transaction. If a related person transaction is submitted for approval after the commencement of the transaction, the Audit Committee or independent directors, as the case may be, will evaluate all options available, including the ratification, rescission or termination of such transaction, if appropriate. The policy defines certain ordinary course, non-material transactions with Glencore that are pre-approved by the independent directors.
Recent Related Party Transactions with Glencore
Approval of Transactions with Glencore
All transactions with Glencore, our largest stockholder, were subject to our approval policy described above and were approved by the Audit Committee or by a special committee comprised solely of independent directors.
Sales to Glencore
In 2014, we sold primary aluminum produced at our Grundartangi facility to Glencore under a long-term direct sales contract at prices based on the LME price for primary aluminum, as adjusted to reflect the European Duty Paid premium, and any applicable product premiums. We also received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at our Grundartangi facility. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
We sold primary aluminum in 2014 to Glencore from our U.S. smelters on a spot basis at variable prices based on the LME, plus Midwest delivery and product premiums.
We believe that all of the sales transactions with Glencore were at prices that approximate market.
Hedging with Glencore
In the past, we have entered into primary aluminum forward financial purchase contracts with Glencore. We entered into these forward contracts to manage our primary aluminum price risk exposure. While we currently are not party to any forward contracts with Glencore, we may enter into certain forward financial contracts with Glencore in future periods.
Purchases from Glencore
We purchase alumina from Glencore on both a spot and long-term contract basis. For alumina purchased from Glencore on a spot basis, we determined the market price for the spot alumina we purchased based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms.  Based on this survey, we believes that all of the alumina purchased on a spot basis from Glencore was purchased at prices that approximate market.
We are also party to a long-term alumina supply agreement with Glencore, pursuant to which Glencore has agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum. In 2014, upon mutual agreement, approximately half of the purchases under this agreement was priced based on a published alumina index. For 2015, we have agreed to price all of the purchases under this agreement based on a published alumina index. We had additional agreements to buy alumina from Glencore, which expired at the end of 2014 and 2013.  In 2014, 2013 and 2012, the pricing on these alumina purchase agreements for Grundartangi was indexed to the LME price for primary aluminum. We believe that the alumina purchased from Glencore under these contracts was purchased at prices that approximate market.
Transactions with BHH
We own a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have a long-term agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2015.  We believe that the carbon anodes purchased from BHH were purchased at prices that approximate market.
Summary
A summary of the aforementioned related party transactions for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales to Glencore	$1,262,101	$511,051	$552,299
Purchases from Glencore	285,167	173,693	145,589
Purchases from BHH	47,804	86,678	39,337

Item 14. Principal Accountant Fees and Services.
For the years ended December 31, 2014 and 2013, the aggregate fees billed by Deloitte & Touche LLP are set forth below:

	2014	2013
Audit Fees(a)	$2,489,824	$2,235,000
Audit - Related Fees(b)	—	5,000
Tax Fees(c)	106,325	92,000
All Other Fees(d)	151,868	228,000
Total Fees	$2,748,017	$2,560,000

(a)
Audit Fees.  Audit Fees include professional services rendered in connection with the audit of the Company's consolidated financial statements, audit of the effectiveness of the Company's internal control over financial reporting, statutory audits, reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q, consultation on accounting matters, and review of documents filed with the SEC.

(b)	Audit-Related Fees. Audit-Related Fees include a review of pro forma financials relating to the Sebree acquisition in 2013.
(c)	Tax Fees. Tax Fees include the preparation of federal and state tax returns, and consultation related to tax planning, tax advice, tax compliance and acquisitions.
(d)	All Other Fees. All Other Fees include due diligence, registration statements and consultation on accounting matters.

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
		10-K	001-34474	March 2, 2015
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
		10-K	001-34474	March 2, 2015
10.3
Second Amendment to Loan and Security Agreement, dated as of January 15, 2014, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		10-K	001-34474	March 2, 2015
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
		10-K	001-34474	March 2, 2015
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
		8-K	001-34474	April 7, 2010
10.16	Support Agreement, dated April 5, 2011, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG.	8-K	001-34474	April 6, 2011
10.17	Amended and Restated Employment Agreement, dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless.*	10-Q	001-34474	August 9, 2011
10.18	2nd Amended and Restated Severance Protection Agreement dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless.*	10-Q	001-34474	August 9, 2011
10.19	Termination of Employment and Severance Protection Agreements, dated June 27, 2014, by and between Century Aluminum Company and Michael Bless.*	8-K	001-34474	June 27, 2014
10.20	Offer Letter, dated April 24, 2014 and executed April 27, 2014, between Century Aluminum Company and Rick T. Dillon.*	8-K	001-34474	June 16, 2014
10.21	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.22	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.23	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.24	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014

10.25	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-34474	March 2, 2015
10.26	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan.*	8-K	001-34474	March 25, 2013
10.27	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.28	Century Aluminum Company Amended and Restated Long-Term Incentive Plan.*	8-K	001-34474	March 25, 2013
10.29	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.30	Form of Time-Vesting Performance Share Unit Award Agreement for the January 1, 2012 to December 31, 2014 performance period and the January 1, 2013 to December 31, 2015 performance period.*	8-K	001-34474	March 25, 2013
10.31	Form of Time-Vesting Performance Share Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period.*	8-K	001-34474	June 27, 2014
10.32	Form of Performance Unit Award Agreement for the January 1, 2012 to December 31, 2014 performance period and the January 1, 2013 to December 31, 2015 performance period.*	8-K	001-34474	March 25, 2013
10.33	Form of Performance Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period.*	8-K	001-34474	June 27, 2014
10.34	Form of Stock Option Agreement - Employee.*	10-K	000-27918	March 16, 2006
10.35	Form of Amendment No. 1 to the Stock Option Agreement - Employee.*	10-Q	001-34474	August 9, 2011
10.36	Non-Employee Directors Stock Option Plan.*	S-1	33-95486	March 28, 1996
10.37	Form of Stock Option Agreement - Non-Employee Director.*	10-K	000-27918	March 16, 2006
10.38	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 16, 2010
10.39	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 16, 2010
10.40	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
21.1	List of Subsidiaries	10-K	001-34474	March 2, 2015
23.1	Consent of Deloitte & Touche LLP	10-K	001-34474	March 2, 2015
24.1	Powers of Attorney	10-K	001-34474	March 2, 2015
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X

*	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ Michael A. Bless
Name:	Michael A. Bless
Title:	President and Chief Executive Officer
Date:	April 30, 2015