Form 10-Q
period 2015-03-31
CENTURY ALUMINUM CO
filed 2015-05-01
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
☐ Yes ☒ No

The registrant had 86,807,572 shares of common stock outstanding at April 24, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2015	2014
NET SALES:
Related parties	$575,729	$285,583
Third-party customers	12,182	135,264
Total net sales	587,911	420,847
Cost of goods sold	493,816	422,605
Gross profit (loss)	94,095	(1,758)
Other operating expense – net	2,079	2,414
Selling, general and administrative expenses	11,971	10,062
Operating income (loss)	80,045	(14,234)
Interest expense	(5,551)	(5,477)
Interest income	142	140
Net gain (loss) on forward and derivative contracts	353	(879)
Unrealized gain on fair value of contingent consideration	6,527	—
Other income (expense) – net	1,054	(253)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	82,570	(20,703)
Income tax benefit (expense)	(9,301)	1,094
Income (loss) before equity in earnings (losses) of joint ventures	73,269	(19,609)
Equity in earnings (losses) of joint ventures	510	(495)
Net income (loss)	$73,779	$(20,104)

Net income (loss) allocated to common stockholders	$67,813	$(20,104)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.76	$(0.23)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,814	88,717
Diluted	89,369	88,717

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended March 31,
	2015	2014
Comprehensive income (loss):
Net income (loss)	$73,779	$(20,104)
Other comprehensive income before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(47)	(47)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(936)	(952)
Amortization of net loss during the period	1,444	1,811
Other comprehensive income before income tax effect	461	812
Income tax effect	(383)	(713)
Other comprehensive income	78	99
Total comprehensive income (loss)	$73,857	$(20,005)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$226,431	$163,242
Restricted cash	21,813	801
Accounts receivable — net	3,464	76,165
Due from affiliates	85,062	31,503
Inventories	297,814	283,480
Prepaid and other current assets	23,809	29,768
Deferred taxes	14,281	14,281
Total current assets	672,674	599,240
Property, plant and equipment — net	1,285,845	1,291,218
Other assets	124,529	123,577
TOTAL	$2,083,048	$2,014,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$140,093	$151,443
Due to affiliates	50,033	22,261
Accrued and other current liabilities	107,374	104,646
Accrued employee benefits costs	10,058	10,159
Industrial revenue bonds	7,815	7,815
Total current liabilities	315,373	296,324
Senior notes payable	246,983	246,888
Accrued pension benefits costs — less current portion	57,722	59,906
Accrued postretirement benefits costs — less current portion	153,586	152,894
Other liabilities	47,990	53,272
Deferred taxes	122,447	113,604
Total noncurrent liabilities	628,728	626,564
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 78,061 outstanding at March 31, 2015; 160,000 issued and 78,141 outstanding at December 31, 2014)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,869,878 issued and 87,883,357 outstanding at March 31, 2015; 93,851,103 issued and 89,064,582 outstanding at December 31, 2014)	939	939
Additional paid-in capital	2,510,665	2,510,261
Treasury stock, at cost	(76,385)	(49,924)
Accumulated other comprehensive loss	(117,604)	(117,682)
Accumulated deficit	(1,178,669)	(1,252,448)
Total shareholders’ equity	1,138,947	1,091,147
TOTAL	$2,083,048	$2,014,035
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73,779	$(20,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gain on fair value of contingent consideration	(6,527)	—
Unrealized gain on E.ON contingent obligation	(353)	(353)
Accrued and other plant curtailment costs — net	1,077	1,092
Lower of cost or market inventory adjustment	—	(1,107)
Depreciation	18,131	17,768
Sebree power contract amortization	—	(5,534)
Debt discount amortization	95	88
Pension and other postretirement benefits	(984)	2,613
Deferred income taxes	8,851	512
Stock-based compensation	405	198
Equity in (earnings) losses of joint ventures, net of dividends	(510)	495
Change in operating assets and liabilities:
Accounts receivable — net	72,702	10,566
Due from affiliates	(53,559)	(12,545)
Inventories	(14,335)	(11,377)
Prepaid and other current assets	5,960	(2,958)
Accounts payable, trade	(18,508)	(3,825)
Due to affiliates	27,773	20,798
Accrued and other current liabilities	2,874	(6,620)
Other — net	(604)	(448)
Net cash provided by (used in) operating activities	116,267	(10,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,960)	(9,700)
Nordural expansion — Helguvik	(73)	(93)
Purchase of carbon anode assets and improvements	(1,594)	(5,724)
Restricted and other cash deposits	(21,012)	665
Net cash used in investing activities	(33,639)	(14,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	455	18,870
Repayments under revolving credit facilities	(455)	(24,870)
Repurchase of common stock	(19,439)	—
Issuance of common stock	—	3
Net cash used in financing activities	(19,439)	(5,997)
CHANGE IN CASH AND CASH EQUIVALENTS	63,189	(31,590)
Cash and cash equivalents, beginning of period	163,242	84,088
Cash and cash equivalents, end of period	$226,431	$52,498

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2015 and 2014
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Related party transactions
The significant related party transactions occurring during the three months ended March 31, 2015 and 2014 are described below.
Sales to Glencore
We have entered into an agreement with Glencore pursuant to which we have agreed to sell, and Glencore has agreed to purchase, substantially all of our primary aluminum production in North America for 2015 and 2016 on a take-or-pay basis at market prices determined by reference to the Midwest Transaction Price plus additional negotiated product premiums.
In 2014, we sold primary aluminum produced at our Grundartangi facility under a long-term sales contract with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the European Duty Paid premium and any applicable product premiums. We also received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at our Grundartangi facility. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
We sold primary aluminum in 2014 to Glencore from our U.S. smelters on a spot basis at variable prices based on the LME, plus Midwest delivery and applicable product premiums.
We believe that all of the transactions with Glencore were at prices that approximate market. See Note 12 Forward contracts and financial instruments for additional information about our forward physical delivery contracts and tolling agreements with Glencore.
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
We are also party to a long-term alumina supply agreement with Glencore, pursuant to which Glencore has agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum. In 2014, upon mutual agreement, approximately half of the purchases under this agreement were priced based on a published alumina index. For 2015, we have agreed to price all of the purchases under this agreement based on a published alumina index. We had additional agreements to buy alumina from Glencore which expired at the end of 2014.  In 2014, the pricing on these alumina purchase agreements was indexed to the LME price for primary aluminum. We believe that the alumina purchased from Glencore under these contracts was purchased at prices that approximate market.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Transactions with BHH
We own a 40% stake in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have an agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2015.  We believe that the carbon anodes purchased from BHH were purchased at prices that approximate market.
Summary
A summary of the aforementioned related party transactions for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Net sales to Glencore	$575,729	$285,583
Purchases from Glencore	107,814	63,857
Purchases from BHH	14,820	14,607

3.	Business acquisitions
Acquisition of Mt. Holly aluminum smelter
On October 23, 2014, our wholly-owned subsidiary, Berkeley Aluminum Inc. ("Berkeley") entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax Inc. ("Alumax"), a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"), to acquire Alcoa’s 50.3% stake in Mt. Holly. Upon closing of the transaction on December 1, 2014, Century owns 100% of Mt. Holly. Mt. Holly, located in Goose Creek, South Carolina, employed approximately 600 people and had an annual production capacity of 231,000 tonnes of primary aluminum as of the acquisition date.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley agreed to acquire all of the issued and outstanding shares of capital stock of Alumax of South Carolina Inc. ("Alumax of SC"), a wholly-owned subsidiary of Alumax, for $67,500 in cash less certain amounts owed by Alumax to Mt. Holly and subject to working capital and other similar adjustments, of which we have paid $53,831 as of December 31, 2014. The acquisition was funded with available cash on hand. We incurred $1,087 of acquisition-related costs through December 31, 2014 and $313 during the first quarter of 2015. All acquisition-related costs were expensed to selling, general and administrative expenses in the period that they were incurred.
Pension funding obligations
Alcoa and Century agreed to fund the Mt. Holly pension plan benefit obligations, measured in accordance with generally accepted accounting principles in the United States ("GAAP") using agreed upon assumptions, in proportion to their respective ownership percentage. In addition, Century agreed to fund the Mt. Holly pension benefit obligations based on termination basis under IRS Code Section 414(l) (the "414(l) liability"), in excess of the GAAP liability, net of certain pension asset gains or losses. Based on the Stock Purchase Agreement, our pension funding requirements for the acquisition were $46,546, which consisted of $15,704 for our share of the unfunded GAAP pension liability and $30,842 for 414(l) liability in excess of GAAP pension liability.
Alcoa spun-off the pension plan assets for the Mt. Holly employees and former employees into a qualified defined benefit pension plan established by Century. The Mt. Holly pension plan was fully funded using the Pension Benefit Guaranty Corporation (the "PBGC") assumptions and measured based on termination basis under IRS Code Section 414(l), which are more conservative than the assumptions we use to measure our defined benefit obligations, and resulted in the recognition of a pension asset at closing.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Contingent Consideration - Earn-out provision
The Stock Purchase Agreement provides for a post-closing cash payment to be made following December 31, 2015 based on (i) changes in the Midwest Transaction Price for aluminum between July 2, 2014 and December 31, 2015 and (ii) the aggregate cast house production of Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by (i) CASC to Alumax is $22,500 and (ii) Alumax to CASC is $12,500, which we estimate will be paid in the first quarter of 2016. We measured the fair value of the contingent consideration and recognized a $13,780 liability at December 1, 2014. Each period, until the end of the measurement period on December 31, 2015, we will remeasure the fair value of the contingent consideration. We classified the contingent consideration within Level 3 of the fair value hierarchy as its fair value was determined with inputs that are not readily observable in the market. Any changes in the fair value will be recognized in earnings. For the three months ended March 31, 2015, we recognized $6,527 in unrealized gain on fair value of contingent consideration, primarily related to decreases in the Midwest premium and the forward curve of the LME price of primary aluminum.
Economic Adjustment, working capital and other adjustments
The Stock Purchase Agreement provides for an economic adjustment that was established to put the parties in the same economic position as if the closing date for the acquisition had occurred on September 30, 2014. The related adjustments include metal off-take and aluminum sales agreements, cash funding and management fee adjustments, as well adjustments for inventory and transition services. Based on our estimates at the closing date, excluding alumina purchases which were recognized separately from the acquisition, we were due a credit of $10,000 from Alcoa for the economic adjustment.
The Stock Purchase Agreement also contained provisions for working capital settlement and several other adjustments. The working capital settlement was based on actual working capital at closing compared to established working capital targets. Other adjustments include credits due to Century for expected future post-employment benefit payments and business interruption premium share. There is also a reimbursement due to Alcoa related to the election of certain tax positions for the acquisition. Based on our calculations at closing, we estimated we were due $2,324 from Alcoa for the working capital and other adjustments.
Settlement of partnership receivable
At the closing date, our subsidiary, Berkeley, owed Mt. Holly partnership receivables of $23,172. The receivable was effectively settled upon the completion of the acquisition, eliminated upon consolidation and recognized as a reduction in the consideration paid for the acquisition.
The following table summarizes all of the elements of consideration for the transaction, including the preliminary estimate of certain post-closing adjustments.

As of December 1, 2014
Consideration:
Purchase price	$67,500
Pension funding (1)	46,546
Contingent consideration	13,780
Economic, working capital and other closing adjustments (1)	(12,324)
Settlement of partnership accounts	(23,172)
Total consideration	$92,330

(1)
While there were no additional acquisition-related payments in the first quarter of 2015, subsequent to the quarter end, we paid an additional payment of $38,162 primarily related to pension funding obligations, final economic adjustment, working capital and other adjustments, net of certain amounts owed by Alumax to Mt. Holly.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Step Acquisition

We accounted for this transaction as a step acquisition which required that we remeasure our existing 49.7% ownership interest, which was previously accounted for as an equity method investment, to fair value. The preliminary estimate of the fair value of our interest in Mt. Holly was $56,723 at closing, resulting in a non-cash pre-tax gain of $1,318 included in gain on remeasurement of equity investment on our consolidated statements of operations for 2014. Our previously recorded equity method investment in Mt. Holly and the proportionally consolidated property, plant and equipment was derecognized from our consolidated balance sheets. Since the date of the step acquisition, the financial results of Mt. Holly and all of its operating assets have been included within our consolidated financial statements.

The allocation of the purchase price and the fair value of the previous equity investment to all of the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. The following purchase price allocation is preliminary and subject to change based on the finalization of the valuation of acquired assets and liabilities and the fair value of the previously held equity investment and proportionally consolidated assets. The amounts presented below represent our estimates of the fair value based on a preliminary valuation of the assets and liabilities in connection with the acquisition.

Preliminary estimate of the acquisition date fair value as of December 1, 2014
Assets Acquired:
Inventories	$26,105
Due from Alumax	20,786
Prepaid and other current assets	2,527
Intangible asset	2,580
Pension asset	30,842
Property, plant and equipment – net	127,089
Total assets acquired	$209,929
Liabilities Assumed:
Accounts payable, trade	$41,471
Accrued and other current liabilities	6,045
Accrued postretirement benefit costs	2,857
Asset retirement obligations	10,503
Deferred taxes	4,804
Total liabilities assumed	$65,680
Goodwill	$4,804
The following unaudited pro forma financial information for the three months ended March 31, 2014 reflects our results of continuing operations as if the acquisition of the remaining interest in Mt. Holly had been completed on January 1, 2014. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2014, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

Three months ended March 31,
2014
Pro forma revenues	$474,155
Pro forma earnings (loss) from continuing operations	(24,217)
Pro forma earnings (loss) per common share, basic	(0.27)
Pro forma earnings (loss) per common share, diluted	(0.27)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Transactions Recognized Separately from the Mt. Holly acquisition
As part of the acquisition, we recognized certain transactions as separate and apart from the business combination with Mt. Holly. The Mt. Holly smelter tolled alumina for its partners and so had no alumina supply of its own. Upon the purchase, we negotiated with Alcoa to purchase alumina under two separate alumina supply agreements. We believe the price paid under these agreements was equivalent to a market rate that would be paid by a market participant. Contract prices were based on published alumina price indexes.

Amounts Recognized Separately from the Acquisition:	Line item	Amount recognized
Alumina Supply Agreements	Inventory	$14,880

4.	Fair value measurements
The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value and are categorized based on the fair value hierarchy described in Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures."

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
E.ON ("E.ON") contingent obligation	3
Quoted London Metal Exchange ("LME") forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at Century Aluminum of Kentucky, our wholly-owned subsidiary ("CAKY")

(1)
Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers. The trust has sole authority to invest the funds in secure interest producing investments consisting of short-term securities issued or guaranteed by the United States government or cash and cash equivalents.

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Recurring Fair Value Measurements	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$197,572	$—	$—	$197,572
Trust assets	7,378	—	—	7,378
Surety bonds	1,987	—	—	1,987
TOTAL	$206,937	$—	$—	$206,937
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$137,712	$—	$—	$137,712
Trust assets	8,067	—	—	8,067
Surety bonds	1,987	—	—	1,987
TOTAL	$147,766	$—	$—	$147,766
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

(1)	See Note 10 Debt for additional information about the E.ON contingent obligation.

See Note 5 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

5.	Derivative and hedging instruments

Derivatives.  Our only current derivative contract is the E.ON contingent obligation.  See Note 4 Fair value measurements for additional information about the fair value measurements of our derivative instrument. The following table provides the fair value and balance sheet classification of our derivative:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	March 31, 2015	December 31, 2014
E.ON contingent obligation – net (1)	Other liabilities	—	—

(1)	See Note 10 Debt for additional information about the E.ON contingent obligation.

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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended March 31,
	Location	2015	2014
E.ON contingent obligation – net	Net gain (loss) on forward and derivative contracts	$353	$353
Midwest premium contracts	Net gain (loss) on forward and derivative contracts	—	(1,080)
E.ON contingent obligation – net	Interest expense	(353)	(353)
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

6.Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
Our Series A Convertible Preferred Stock has similar characteristics to a "participating security" as described by ASC 260 "Earnings Per Share" and we calculate the amount of earnings (loss) available to common stockholders and basic EPS using the Two-Class Method earnings allocation formula, allocating undistributed income to our preferred stockholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table shows the basic and diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015			2014
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$73,779			$(20,104)
Amount allocated to common stockholders (1)	91.91%			100%
Basic EPS:
Net income (loss) allocated to common stockholders	67,813	88,814	$0.76	(20,104)	88,717	$(0.23)
Effect of Dilutive Securities:
Share-based compensation plans	—	555		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$67,813	89,369	$0.76	$(20,104)	88,717	$(0.23)

(1)	We have not allocated net losses between common and preferred stockholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

Securities excluded from the calculation of diluted EPS:	Three months ended March 31,
	2015	2014

Stock options (1)	333,266	603,032
Service-based share awards (1)	—	442,456

(1)
In periods when we report a net loss, all share awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share. In periods when we report net income, certain option awards may be excluded from the calculation of diluted EPS if the exercise price of the option award was greater than the average market price of the underlying common stock.

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
Stock Repurchase Program
In August 2011, our Board of Directors approved a $60,000 common stock repurchase program. In 2015, our Board expanded the repurchase program by approving an additional $70,000, increasing the authorization to repurchase up to $130,000. From August 2011 through March 31, 2015, we repurchased 5,986,521 shares of common stock for an aggregate purchase price of $69,363. In the first quarter of 2015, we repurchased 1,200,000 shares of common stock for an aggregate purchase price of $19,439. At March 31, 2015, we had approximately $60,637 remaining under the repurchase program

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

authorization and we had initiated share repurchases of $7,022 which did not settle until second quarter 2015. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the three months ended March 31, 2015 and 2014.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	1,200,000	(1,200,000)
Conversion of convertible preferred stock	(80)	—	7,947
Issuance for share-based compensation plans	—	—	10,828
Ending balance as of March 31, 2015	78,061	5,986,521	87,883,357

Beginning balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(255)	—	25,542
Issuance for share-based compensation plans	—	—	35,624
Ending balance as of March 31, 2014	79,365	4,786,521	88,771,443

8.	Income taxes
We recorded income tax expense for the three months ended March 31, 2015 of $9,301, which primarily consisted of foreign and state income taxes. Our domestic and certain foreign deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance.
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
As of March 31, 2015, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

9.	Inventories

Inventories consist of the following:	March 31, 2015	December 31, 2014
Raw materials	$98,993	$78,599
Work-in-process	32,190	33,941
Finished goods	4,492	19,969
Operating and other supplies	162,139	150,971
Total inventories	$297,814	$283,480
Inventories are stated at the lower of cost or market, using the first-in, first-out method.

10.	Debt

	March 31, 2015	December 31, 2014
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $3,017 and $3,112, respectively, interest payable semiannually	246,983	246,888
Total	$254,798	$254,703

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2015 was 0.22%.

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas, and Morgan Stanley Senior Funding Inc., as lenders, are parties to the Amended and Restated Loan and Security Agreement (the "U.S. revolving credit facility"), dated May 24, 2013, as amended. The U.S. revolving credit facility has a term through May 24, 2018 and provides for borrowings of up to $150,000 in the aggregate, including up to $100,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
Status of our U.S. revolving credit facility:

March 31, 2015
Credit facility maximum amount	$150,000
Borrowing availability, net of outstanding letters of credit	50,617
Outstanding borrowings	—
Letter of credit sub-facility amount (1)	100,000
Outstanding letters of credit issued	99,383

(1)
On December 1, 2014, we entered into an amendment to the U.S. revolving credit facility, increasing our letter of credit sub-facility to $130,000 for the period from December 1, 2014 through March 1, 2015 and to $100,000 thereafter.

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

March 31, 2015
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Based on the LME forward market prices for primary aluminum at March 31, 2015 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $353 and $353 in net gain (loss) on forward and derivative contracts for the three months ended March 31, 2015 and 2014, respectively. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	March 31, 2015	December 31, 2014
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(5,644)	(5,291)
E.ON contingent obligation – derivative asset	Other liabilities	18,546	18,193
		$—	$—

11.	Commitments and contingencies
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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,209 and $1,101 at March 31, 2015 and December 31, 2014, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through March 31, 2015, we

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

have expended approximately $1,033 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa in 1995.
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
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.
In January 2010, the USW filed a motion for preliminary injunction to prevent us from implementing any modifications to the retiree medical benefits while these lawsuits are pending, which was dismissed by the trial court, and affirmed upon appeal. CAWV has filed a motion for summary judgment of these actions. The case in chief is currently proceeding in the trial court, subject to the court’s ruling on the motion for summary judgment.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

PBGC Settlement
In June 2011, the PBGC informed us that it believed a "cessation of operations" under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a "cessation of operations" occurred, we entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement. During 2013, we made contributions pursuant to this agreement of approximately $6,700. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. We elected to defer contributions for 2014 and 2015 under the PBGC agreement and have provided the PBGC with the appropriate security. In March 2015, we made a prepayment of the deferred PBGC contributions of $1,076.
Power Commitments and Contingencies
Hawesville
Effective August 2013, we entered into a power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Hawesville smelter. The power supply arrangement has an effective term through December 2023. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. In connection with this power arrangement, CAKY has received approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF Trading North America, LLC ("EDF") replaced Big Rivers as our market participant with MISO under this arrangement. The arrangement with EDF has an effective term through May 2017, extending year to year thereafter unless a one year notice is given.
Sebree
 Effective February 2014, we entered into a power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Sebree smelter. The power supply arrangement has an effective term through December 2023. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF replaced Big Rivers as our market participant with MISO under this arrangement. The arrangement with EDF has an effective term through May 2017, extending year to year thereafter unless a one year notice is given.
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
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or at our aluminum reduction facility construction project in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), construction of which is currently curtailed, and a portion is currently being utilized at Grundartangi.
In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of March 31, 2015, these power prepayments totaled approximately $2,022.
Helguvik
Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The power purchase agreements with HS and OR to provide power to Helguvik contain certain conditions to HS’s and OR’s obligations. HS and OR have alleged that certain of these conditions have not been satisfied.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  In July 2014, HS commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. Nordural Helguvik ehf believes HS' renewed claims are without merit and intends to defend itself against them. Nordural Helguvik ehf is in discussions with both HS and OR with respect to such conditions and other matters pertaining to these agreements.

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
81% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. An agreement was entered into in March 2015 and is effective through

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

December 31, 2019. 80% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), governed by a labor agreement that expires on May 1, 2015. The FME negotiates working conditions with trade unions on behalf of its members.
54% of our U.S. based work force is represented by the USW. Our Hawesville employees are represented by the USW under a collective bargaining agreement that expired on April 8, 2015. CAKY is currently in negotiations with the USW for a new agreement. In July 2014, Century Sebree entered into a new collective bargaining agreement with the USW for its employees at the Sebree smelter.  The agreement is effective through October 28, 2019. The labor agreement for CAWV’s Ravenswood plant employees represented by the USW expired on August 31, 2010.

12.	Forward delivery contracts and financial instruments
As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices. From time to time we enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
Forward Physical Delivery Agreements
Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Grundartangi Metal Agreement (1)	Glencore	All primary aluminum produced at Grundartangi, net of tolling and other sales commitments	January 1, 2014 through December 31, 2017	Variable, based on LME and European Duty Paid premium
Glencore U.S. Aluminum Sales Agreement	Glencore	All primary aluminum produced in North America	January 1, 2015 through December 31, 2016	Variable, based on LME and Midwest premium and product premiums, as applicable

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
Apart from the Glencore Grundartangi Metal Agreement, the Glencore U.S. Aluminum Sales Agreement and the Southwire Metal Agreement (which expired at the end of 2014), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	March 31, 2015	December 31, 2014
	(in tonnes)
Other forward delivery contracts – total	221	6,108
Other forward delivery contracts – Glencore	—	4,058
We had no outstanding primary aluminum forward financial sales contracts at March 31, 2015. We had no fixed price forward financial contracts to purchase aluminum at March 31, 2015.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

13.	Supplemental cash flow information

	Three months ended March 31,
	2015	2014
Cash paid for:
Interest	$5	$131
Income/withholding taxes (1)	1,142	1,846
Non-cash investing activities:
Accrued capital costs	$1,202	$4,619

(1)	Our tax payments in Iceland for withholding taxes, income taxes and any associated refunds are denominated in Icelandic kronur ("ISK").

14.	Asset retirement obligations ("ARO")
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.
The reconciliation of the changes in the asset retirement obligations is presented below:

	Three months ended March 31, 2015	Year ended December 31, 2014
Beginning balance, ARO liability	$36,950	$27,113
Additional ARO liability incurred	1,476	2,548
ARO liabilities settled	(1,298)	(4,731)
Accretion expense	74	1,517
ARO liability from Mt. Holly acquisition	—	10,503
Ending balance, ARO liability	$37,202	$36,950
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
15.Components of accumulated other comprehensive loss

	March 31, 2015	December 31, 2014
Defined benefit plan liabilities	$(128,156)	$(128,664)
Unrealized loss on financial instruments	(1,296)	(1,249)
Other comprehensive loss before income tax effect	(129,452)	(129,913)
Income tax effect (1)	11,848	12,231
Accumulated other comprehensive loss	$(117,604)	$(117,682)
(1)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	March 31, 2015	December 31, 2014
Defined benefit plan liabilities	$12,421	$12,812
Unrealized loss on financial instruments	(573)	(581)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, December 31, 2014	$(115,852)	$—	$(1,830)	$(117,682)
Net amount reclassified to net income	117	—	(39)	78
Balance, March 31, 2015	$(115,735)	$—	$(1,869)	$(117,604)

Balance, December 31, 2013	$(77,921)	$(12,232)	$(1,679)	$(91,832)
Other comprehensive loss before reclassifications	—	(17)	—	(17)
Net amount reclassified to net loss	155	—	(39)	116
Balance, March 31, 2014	$(77,766)	$(12,249)	$(1,718)	$(91,733)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		For the three months ended March 31,
AOCI Components	Location	2015	2014
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$325	$590
	Selling, general and administrative expenses	183	268
	Income tax expense	(391)	(703)
	Net of tax	$117	$155

Equity in investee other comprehensive income	Income tax expense	$—	$(17)
	Net of tax	$—	$(17)

Unrealized loss on financial instruments	Cost of goods sold	$(47)	$(47)
	Income tax expense	8	8
	Net of tax	$(39)	$(39)

16.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended March 31,
	2015	2014
Service cost	$1,704	$1,587
Interest cost	3,388	2,640
Expected return on plan assets	(5,494)	(3,397)
Amortization of prior service costs	25	9
Amortization of net loss	620	787
Net periodic benefit cost	$243	$1,626

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2015	2014
Service cost	$562	$677
Interest cost	1,591	1,511
Amortization of prior service cost	(961)	(961)
Amortization of net loss	865	1,024
Net periodic benefit cost	$2,057	$2,251
Employer contributions
During the three months ended March 31, 2015, we made contributions of approximately $1,831 to the qualified defined benefit plans we sponsor.

17.	Restricted cash
In March 2015, we posted $21,000 cash collateral with EDF for the annual MISO power capacity auction and recorded restricted cash deposits. We collateralized the obligation with cash because we were approaching the limit of our letter of credit sub-facility under our U.S. credit facility as a result of additional letters of credit issued to Santee Cooper for the Mt. Holly acquisition.
In April 2015, EDF released back to Century our $21,000 cash collateral because it was no longer required based on the final auction clearing price.

18.	Subsequent events
Additional payment made for Mt. Holly aluminum smelter
In April 2015, we paid an additional payment of $38,162 for the acquisition of the Mt. Holly aluminum smelter for pension funding obligations, final working capital and economic adjustments, net of certain amounts owed by Alumax to Mt. Holly.

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

Forward-looking statements in this quarterly report and in our other reports filed with the Securities Exchange Commission (the "SEC"), for example, may include statements regarding:

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

•	Our ability to successfully manage transmission issues and wholesale market power price risk and to control or reduce power costs;

•	Our assessment of power pricing and our ability to successfully obtain and/or implement long-term competitive power arrangements for our operations and projects, including at Mt. Holly and Ravenswood;

•	Negotiations with labor unions representing our employees at Hawesville;

•	Our ability to successfully produce value-added products at our smelters;

•
Future construction investment and development, including the Helguvik Project, the restart of the second baking furnace at Vlissingen project and our expansion project at Grundartangi, including our ability to secure sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, timing, production capacity and sources of funding;

•	Our ability to derive benefits from acquisitions, including the acquisition of Mt. Holly and Sebree smelters, and to successfully integrate these operations with the rest of our business;

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments

Five-year labor agreement signed at Nordural
In March 2015, we reached a new labor agreement with the five labor unions representing approximately 81% of Grundartangi’s work force. The new labor agreement expires on December 31, 2019.
Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended March 31,
	2015	2014
	(In thousands, except per share data)
NET SALES:
Related parties	$575,729	$285,583
Third-party customers	12,182	135,264
Total net sales	$587,911	$420,847
Gross profit (loss)	$94,095	$(1,758)
Net income (loss)	$73,779	$(20,104)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.76	$(0.23)

SHIPMENTS - PRIMARY ALUMINUM

	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2015
1st Quarter	169,306	$421,141	45,967	$112,662	29,985	$46,617
2014
1st Quarter	136,532	$296,889	36,764	$74,370	33,489	$47,185

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2015	2014	$ Difference	% Difference
Three months ended March 31,	$587.9	$420.8	$167.1	39.7%
Higher shipment volumes, due to the acquisition of the Mt. Holly smelter on December 1, 2014 and a shift from toll to direct sales at Grundartangi, had a $90.1 million positive impact on net sales. Higher price realizations had a positive impact on net sales of $77.0 million. Direct shipments from our four operating smelters increased 41,977 tonnes in the first quarter of 2015 compared to the same period last year. Toll shipments decreased 3,503 tonnes relative to the same period last year.

Gross profit (loss) (in millions)	2015	2014	$ Difference	% Difference
Three months ended March 31,	$94.1	$(1.8)	$95.9	5,327.8%
During the three months ended March 31, 2015, higher price realizations, net of alumina and LME-based power costs, increased gross profit by $61.1 million, while increased volume, due to the acquisition of the Mt. Holly smelter and the mix shift between toll and direct sales at Grundartangi, increased gross profit by $2.8 million. In addition, we experienced $38.7 million in net cost decreases at our smelters relative to the same period in 2014, comprised of: lower costs for power and natural gas at our U.S. smelters, $44.3 million and other cost increases primarily related to increasing our presence in the value-added business, $5.6 million.
As part of the accounting for the purchase of the Sebree smelter, we recorded a $36.6 million estimated liability for the power contract based on the difference between the forecasted contract rates and market power rates through the contract termination date in January 2014. This liability was fully amortized over the period from June 1, 2013 through January 31, 2014, resulting in a credit to our depreciation and amortization expense. During 2014, the credit for the amortization of the power contract was $5.5 million. The impact of the 2014 amortization on the 2015 and 2014 comparative results is a decrease in gross profit of $5.5 million.
Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations may have a significant impact on cost of goods sold and gross profit in any period. On average our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the new basis for inventory as it turns in subsequent periods.
As of March 31, 2015, the market value of our inventory was above its cost basis requiring no valuation adjustments. As of December 31, 2013, the market value of our inventory was below its cost basis, resulting in the recording of a lower of cost or market ("LCM") valuation adjustment and a charge to cost of goods sold of $1.2 million for 2013.  During the three months ended March 31, 2014, inventory with a $1.2 million market valuation adjustment was consumed into cost of goods sold at the lower basis. The net impact of the 2013 market valuation adjustment on the 2015 and 2014 comparative results is a decrease in gross profit of $1.2 million.

Selling, general and administrative expenses (in millions)	2015	2014	$ Difference	% Difference
Three months ended March 31,	$12.0	$10.1	$1.9	18.8%
During the three months ended March 31, 2015, selling, general and administrative expenses were greater than the same period last year. Major contributors to the increased charges were external professional service support and additional charges related to the separation of a former senior executive.

Unrealized gain on fair value of contingent consideration (in millions)	2015	2014	$ Difference	% Difference
Three months ended March 31,	$6.5	$—	$6.5	N/A
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly. The purchase agreement provides for a post-closing payment based on changes in the Midwest Transaction Price and production levels at Mt. Holly during the applicable measuring period. The measurement period for this potential payment ends on December 31, 2015. Due to movements in aluminum market prices during the first quarter of 2015, the fair value of the contingent consideration was reduced by $6.5 million, resulting in a $6.5 million unrealized gain. See Note 3 Business acquisitions to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2015	2014	$ Difference	% Difference
Three months ended March 31,	$(9.3)	$1.1	$(10.4)	(945.5)%
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The significant driver of period to period differences in income tax expense is the change in earnings at our foreign entities that are not subject to a valuation allowance. See Note 8 Income taxes to the consolidated financial statements included herein for additional information.
Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and borrowing capacity under our existing revolving credit facilities. We have also raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), maintenance of curtailed production facilities, debt service requirements, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital, repurchases of common stock and other general corporate requirements.
Our consolidated cash and cash equivalents balance at March 31, 2015 was approximately $226 million compared to approximately $163 million at December 31, 2014.
Availability Under Our Credit Facilities
We have a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150 million in the aggregate (the "U.S. revolving credit facility"). We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). Century's U.S. revolving credit facility matures in May 2018 and our Iceland revolving credit facility matures in November 2016.
As of March 31, 2015, our credit facilities had approximately $101 million of net availability, after consideration of our outstanding letters of credit. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. We did not have a material amount of borrowings and repayments under our credit facilities for the three months ended March 31, 2015.
In connection with the Mt. Holly acquisition, and in part to cover new security obligations relating to the power arrangement with Santee Cooper for Mt. Holly, we amended the U.S. revolving credit facility to increase our letter of credit sub-facility to $130 million for the period from December 1, 2014 through March 1, 2015 and to $100 million thereafter. As of March 31, 2015, we had approximately $99 million of letters of credit outstanding under our U.S. revolving credit facility with 85% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments. With the acquisition of Mt. Holly, Santee Cooper required us to post a $60 million letter of credit to secure our power obligations under the existing power contract. This letter of credit reduces automatically on a monthly basis beginning on April 1, 2015 by an amount between $4 and $6 million until the letter of credit expires in February 2016. We are in discussions with Santee Cooper regarding power arrangements at Mt. Holly following December 31, 2015 and we may be required to post additional security in the form of letters of credit at such time.
In addition, on January 1, 2015, EDF replaced Big Rivers as our market participant with MISO for our power supply arrangements in Kentucky. The transition to EDF reduced our outstanding letters of credit by approximately $40 million, however collateral requirements can fluctuate with power prices and other factors beyond our control.

The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable and inventory. Our Glencore U.S. Aluminum Sales agreement has shorter payment terms than we have had historically. The shorter payment terms will reduce our accounts receivable and amounts due from affiliates, which comprise part of the borrowing base of our revolving credit facilities, and could result in a corresponding reduction in availability under the revolving credit facilities. Although the shorter payment terms will reduce our borrowing base, it should improve our cash and cash equivalents balance by accelerating payments from our customer and reducing finished goods inventory on-hand. In addition, any future curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances.
Senior Secured Notes
We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021.
Acquisitions
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash less certain amounts owed by Alumax to the Mt. Holly operating partnership and subject to working capital and several other adjustments. The acquisition is also subject to economic adjustments intended to place the parties in approximately the same economic position as they would have been in had the acquisition closed on September 30, 2014. In December 2014, we made an initial payment of $53.8 million with available cash on hand. In April 2015, we made an additional payment of approximately $38.2 million, primarily related to pension funding obligations, final working capital and economic adjustments, net of certain amounts owed by Alumax to Mt. Holly.
In addition, the purchase agreement provides for a post-closing cash payment to be made following December 31, 2015 based on changes in the Midwest Transaction Price between July 2, 2014 and December 31, 2015 and production levels at Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by Century to Alcoa is $22.5 million and by Alcoa to Century is $12.5 million. Based on current market conditions, we estimate that Alcoa would be obligated to pay Century approximately $0.7 million in the first quarter of 2016 for this post-closing payment. See Note 3 Business acquisitions to the consolidated financial statements included herein for additional information.
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2015, the principal and accrued interest for the E.ON contingent obligation was $18.5 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2015 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments. See Note 5 Derivative and hedging instruments and Note 10 Debt to the consolidated financial statements included herein for additional information.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. The remaining contributions under this agreement are approximately $9.6 million, of which approximately $3.7 million and $4.0 million was scheduled to be made in 2014 and 2015, respectively. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In 2014 and 2015, we elected to defer contributions under the PBGC agreement and have provided the PBGC with the appropriate security. In March 2015, we made a prepayment of the deferred PBGC contributions of $1.1 million.
In addition to the contributions required pursuant to the PBGC settlement, based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits ("SERB") plan of approximately $3.3 million and $1.7 million, respectively, for total pension contributions of $5.0 million during 2015, not including contributions to the Mt. Holly defined benefit plan that were made as part of the acquisition agreement. Through April 2015, we have made $2.7 million in contributions to our qualified defined benefit plans, not including contributions to the Mt. Holly defined benefit plan that were made as part of the acquisition agreement. We may choose to make additional contributions to these plans from time to time at our discretion.
Other Items
In March 2015, we posted $21 million cash collateral with EDF for the annual MISO power capacity auction and recorded restricted cash deposits. We collateralized the obligation with cash because we were approaching the limit of our letter of credit sub-facility under our U.S. credit facility as a result of additional letters of credit issued to Santee Cooper for the Mt. Holly acquisition.
In April 2015, EDF released back to Century our $21 million cash collateral because it was no longer required based on the final auction clearing price.
In February 2015, Nordural ehf participated in the 50/50 ISK Auctions (the "Auctions") sponsored by the Central Bank of Iceland ("CBI") and may participate in future auctions. The Auctions allow authorized investors to exchange foreign currency for ISK with 50% exchanged at the official rate set by the CBI and 50% exchanged at the auction rate. The ISK received in the Auction must be invested in Iceland for a minimum of five years.
In May 2015, we expect to pay Icelandic withholding taxes on intercompany dividends of approximately $8.1 million, which we anticipate will be refunded in November 2016. During 2014, we paid Icelandic withholding taxes on intercompany dividends of approximately $5.5 million, which we anticipate will be refunded in November 2015. The withholding taxes and associated refunds are payable in Icelandic kronur ("ISK") and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In August 2011, our Board of Directors approved a $60 million common stock repurchase program. In 2015, our Board expanded the repurchase program by approving an additional $70 million, increasing the authorization to repurchase up to $130 million. Through March 31, 2015, we had expended approximately $69.4 million under the program and repurchased 6.0 million common shares. As of March 31, 2015, we initiated additional repurchases of 0.5 million common shares for $7.0 million that settled in April 2015. At March 31, 2015, we had approximately $60.6 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In June 2012, Nordural Grundartangi ehf entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of March 31, 2015, these power prepayments totaled approximately $2.0 million.
We are also a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 11 Commitments and contingencies to the consolidated financial statements included herein for additional information.
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, cash flow from operations and available borrowing capacity under our existing revolving credit facilities. For major investment projects, such as the Helguvik project, we would likely seek financing from various capital and loan markets, and may potentially pursue the formation of strategic alliances. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.

Capital expenditures for the three months ended March 31, 2015 were $12.6 million, of which approximately $1.9 million was related to the Grundartangi expansion project and $1.6 million was related to Century Vlissingen. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe total capital spending in 2015 will be approximately $80 to $90 million, primarily related to our ongoing expansion project at Grundartangi, our restart of the second furnace at Vlissingen and other investment projects at our North American facilities.
In late 2014, we began a project to restart the second baking furnace at Vlissingen, which will increase total annual carbon anode production capacity to 150,000 tonnes. The project is expected to be completed by the end of 2015 at an estimated cost of $12 million. In April 2015, we entered into foreign currency forward contracts to manage our exposure to the variability in exchange rates for the euro versus the U.S. dollar for project capital expenditures that settle monthly through November 2015. We have hedged approximately 70% of the expected capital expenditures for the Vlissingen project.
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
The following table includes a reconciliation of adjusted EBITDA to operating income (loss), the most comparable GAAP financial measure.

	Three months ended March 31,
	2015	2014

Operating income (loss)	$80,045	$(14,234)
Depreciation	18,131	17,768
Sebree power contract amortization	—	(5,534)
Non-cash inventory adjustment	—	(1,107)
Separation of former senior executives	1,000	—
Signing bonuses - labor negotiations	1,570	—
Litigation items	—	3,100
Adjusted EBITDA	$100,746	$(7)

Historical
Our statements of cash flows for the three months ended March 31, 2015 and 2014 are summarized below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$116,267	$(10,741)
Net cash used in investing activities	(33,639)	(14,852)
Net cash used in financing activities	(19,439)	(5,997)
Change in cash and cash equivalents	$63,189	$(31,590)
Net cash provided by operating activities for the three months ended March 31, 2015 was $116.3 million, compared to net cash used in operating activities of $10.7 million for the three months ended March 31, 2014. The increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to approximately $101 million higher adjusted EBITDA in 2015 compared to 2014 and approximately $21 million higher cash provided by changes in working capital in 2015 compared to 2014. In addition, we paid a one-time separation payment to our former CEO of approximately $10 million in 2014.
Our net cash used in investing activities for the three months ended March 31, 2015 was $33.6 million, compared to $14.9 million for the three months ended March 31, 2014. The increase in cash used was primarily due to restricted cash deposits used in 2015 of $21 million compared to restricted cash provided of $0.7 million in 2014. In addition, capital expenditures, other than Vlissingen, were $1.3 million higher in 2015 compared to 2014. This increase in cash used was partially offset by $4.1 lower capital expenditures at Vlissingen in 2015 compared to 2014, as the initial furnace restart project was being completed in 2014.
Our net cash used in financing activities for the three months ended March 31, 2015 was $19.4 million, compared to net cash used in financing activities of $6.0 million for the three months ended March 31, 2014. The change was primarily related to expenditures under our expanded share repurchase program of $19.4 million in 2015. For the three months ended March 31, 2014 we had net payments of $6.0 million compared to no repayments in the three months ended March 31, 2015.

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
For information about our long-term primary aluminum metal sales and tolling agreement, see Note 12 Forward delivery contracts and financial instruments to the consolidated financial statements included herein
Apart from the Glencore Grundartangi Metal Agreement, the Glencore U.S. Aluminum Sales Agreement and the Southwire Metal Agreement (which expired at the end of 2014), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	March 31, 2015	December 31, 2014
	(in tonnes)
Other forward delivery contracts – total	221	6,108
Other forward delivery contracts – Glencore	—	4,058
We had no outstanding primary aluminum forward financial sales contracts at March 31, 2015. We had no fixed price forward financial contracts to purchase aluminum at March 31, 2015.
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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  We have deposits denominated in ISK in Icelandic banks; in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We expect to incur significant capital expenditures for Vlissingen in 2015, primarily denominated in euros. In addition, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros. We expect to incur additional capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  Upon a restart of major construction for the Helguvik project, we have forecasted that a significant portion of the capital expenditures would be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In April 2015, we entered into foreign currency forward contracts to hedge certain forecasted transactions denominated in euros for capital projects at Vlissingen. The forward contracts settle monthly based on the average euro rate for the month through November 2015. The notional amount of the forward contracts varies by month based on the forecasted capital expenditures denominated in euros for the Vlissingen project. We are currently evaluating the accounting treatment for these forward contracts. At April 30, 2015, the notional amount of these forward contracts was €7.4 million. A decrease in euro rate of 10% would result in a loss of $0.8 million on these forward contracts.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On December 1, 2014, we acquired the remaining interest in the Mt. Holly smelter and we are currently in the process of extending our internal control over financial reporting to Mt. Holly's operations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at March 31, 2015, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 through January 31	—	$—	—	$10,076,076
February 1 through February 28	—	—	—	30,076,076
March 1 through March 31	1,200,000	16.20	1,200,000	60,636,616
Total for quarter ended March 31, 2015	1,200,000	$16.20	1,200,000	$60,636,616

(1)
In August 2011, our Board of Directors approved a $60 million common stock repurchase program. In the first quarter of 2015, our Board expanded the repurchase program by approving an additional $70 million. Under the expanded program, Century is authorized to repurchase up to $130 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. The stock repurchase program may be suspended or discontinued at any time.

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
Because the SEC defines the term “affiliate” broadly, our largest stockholder may be considered an affiliate of the Company despite the fact that the Company has no control over its largest stockholder’s actions or the actions of its affiliates. As such, pursuant to Section 13(r)(1)(D)(iii) of the Exchange Act, the Company hereby discloses the following information provided by our largest stockholder regarding transactions or dealings with entities controlled by the Government of Iran (“the GOI”):

During the first quarter of 2015, a non-U.S. affiliate of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliate”) entered into a sales contract for agricultural products for delivery to an Iranian entity wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliate performed its obligations under the contract in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliate related to the contract did not exceed the value of $33 million for the first quarter ended March 31, 2015. The non-U.S. Stockholder Affiliate does not allocate net profit on a country-by-country or activity-by-activity basis, but estimates that the net profit attributable to the contract would not exceed a small fraction of the gross revenue from such contract. It is not possible to determine accurately the precise net profit attributable to such contract.

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

Century and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the first quarter ended March 31, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1*
Amended and Restated Aluminum Purchase Agreement, dated as of February 23, 2015, by and between Century Aluminum Company, NSA General Partnership, Century Aluminum Sebree LLC, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc. and Glencore Ltd.
X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1**	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2**	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS***	XBRL Instance Document				X
101.SCH***	XBRL Taxonomy Extension Schema				X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB***	XBRL Taxonomy Extension Label Linkbase				X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase				X
_______________________________
* Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the SEC pursuant to a request for confidential treatment.
**  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

Century Aluminum Company

Date:	April 30, 2015	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2015	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1*
Amended and Restated Aluminum Purchase Agreement, dated as of February 23, 2015, by and between Century Aluminum Company, NSA General Partnership, Century Aluminum Sebree LLC, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc. and Glencore Ltd.
X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1**	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2**	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS***	XBRL Instance Document				X
101.SCH***	XBRL Taxonomy Extension Schema				X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB***	XBRL Taxonomy Extension Label Linkbase				X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase				X

_______________________________
* Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the SEC pursuant to a request for confidential treatment.
**  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
*** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.