Form 10-Q
period 2015-06-30
CENTURY ALUMINUM CO
filed 2015-08-07
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
☐ Yes ☒ No

The registrant had 86,900,952 shares of common stock outstanding at July 31, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
NET SALES:
Related parties	$513,681	$288,573	$1,089,410	$574,156
Third-party customers	9,810	169,751	21,992	305,015
Total net sales	523,491	458,324	1,111,402	879,171
Cost of goods sold	515,149	419,820	1,008,965	842,425
Gross profit	8,342	38,504	102,437	36,746
Selling, general and administrative expenses	10,012	10,618	21,983	20,680
Ravenswood impairment	30,850	—	30,850	—
Other operating expense – net	2,601	1,874	4,680	4,288
Operating income (loss)	(35,121)	26,012	44,924	11,778
Interest expense	(5,573)	(5,571)	(11,124)	(11,048)
Interest income	61	34	203	174
Net gain (loss) on forward and derivative contracts	566	352	919	(527)
Unrealized gain on fair value of contingent consideration	10,287	—	16,814	—
Other income – net	93	300	1,147	47
Income (loss) before income taxes and equity in earnings of joint ventures	(29,687)	21,127	52,883	424
Income tax expense	(5,065)	(1,654)	(14,366)	(560)
Income (loss) before equity in earnings of joint ventures	(34,752)	19,473	38,517	(136)
Equity in earnings of joint ventures	855	871	1,365	376
Net income (loss)	$(33,897)	$20,344	$39,882	$240

Net income (loss) allocated to common stockholders	$(33,897)	$18,675	$36,628	$220
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.39)	$0.21	$0.42	$0.00
Diluted	(0.39)	0.21	0.41	0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	86,873	88,787	87,838	88,752
Diluted	86,873	89,352	88,495	89,292

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$(33,897)	$20,344	$39,882	$240
Other comprehensive income before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(46)	(47)	(93)	(93)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	16,260	440	16,260	440
Prior service benefit arising during the period	1,782	—	1,782	—
Amortization of prior service benefit during the period	(931)	(952)	(1,867)	(1,904)
Amortization of net loss during the period	2,679	995	4,123	2,805
Other comprehensive income before income tax effect	19,744	436	20,205	1,248
Income tax effect	(382)	(567)	(765)	(1,280)
Other comprehensive income (loss)	19,362	(131)	19,440	(32)
Total comprehensive income (loss)	$(14,535)	$20,213	$59,322	$208

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$167,408	$163,242
Restricted cash	1,083	801
Accounts receivable — net	9,807	76,165
Due from affiliates	52,310	31,503
Inventories	318,422	283,480
Prepaid and other current assets	36,236	29,768
Deferred taxes	14,281	14,281
Total current assets	599,547	599,240
Property, plant and equipment — net	1,263,861	1,291,218
Other assets	125,830	123,577
TOTAL	$1,989,238	$2,014,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$119,334	$151,443
Due to affiliates	63,667	22,261
Accrued and other current liabilities	67,162	104,646
Accrued employee benefits costs	9,742	10,159
Industrial revenue bonds	7,815	7,815
Total current liabilities	267,720	296,324
Senior notes payable	247,079	246,888
Accrued pension benefits costs — less current portion	56,711	59,906
Accrued postretirement benefits costs — less current portion	136,020	152,894
Other liabilities	46,596	53,272
Deferred taxes	118,572	113,604
Total noncurrent liabilities	604,978	626,564
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 77,127 outstanding at June 30, 2015; 160,000 issued and 78,141 outstanding at December 31, 2014)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 94,087,473 issued and 86,900,952 outstanding at June 30, 2015; 93,851,103 issued and 89,064,582 outstanding at December 31, 2014)	941	939
Additional paid-in capital	2,512,682	2,510,261
Treasury stock, at cost	(86,276)	(49,924)
Accumulated other comprehensive loss	(98,242)	(117,682)
Accumulated deficit	(1,212,566)	(1,252,448)
Total shareholders’ equity	1,116,540	1,091,147
TOTAL	$1,989,238	$2,014,035
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,882	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on fair value of contingent consideration	(16,814)	—
Unrealized gain on E.ON contingent obligation	(706)	(706)
Accrued and other plant curtailment costs — net	2,149	2,181
Lower of cost or market inventory adjustment	25,689	(1,247)
Depreciation	36,409	35,143
Ravenswood impairment	30,850	—
Sebree power contract amortization	—	(5,534)
Debt discount amortization	191	177
Pension and other postretirement benefits	(262)	2,368
Deferred income taxes	4,984	2,731
Stock-based compensation	894	533
Equity in earnings of joint ventures, net of dividends	(1,365)	(376)
Change in operating assets and liabilities:
Accounts receivable — net	66,359	3,931
Due from affiliates	(20,807)	(10,508)
Inventories	(60,631)	(2,786)
Prepaid and other current assets	3,819	6,816
Accounts payable, trade	(34,087)	(8,413)
Due to affiliates	41,406	(1,226)
Accrued and other current liabilities	1,288	(12,200)
Other — net	(8,932)	(2,496)
Net cash provided by operating activities	110,316	8,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,587)	(16,758)
Nordural expansion — Helguvik	(175)	(186)
Purchase of carbon anode assets and improvements	(4,606)	(7,226)
Purchase of remaining interest in Mt. Holly smelter	(38,162)	—
Proceeds from sale of property, plant and equipment	14	46
Restricted and other cash deposits	(282)	(1,334)
Net cash used in investing activities	(69,798)	(25,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,010	86,646
Repayments under revolving credit facilities	(1,010)	(92,646)
Repurchase of common stock	(36,352)	—
Issuance of common stock	—	126
Net cash used in financing activities	(36,352)	(5,874)
CHANGE IN CASH AND CASH EQUIVALENTS	4,166	(22,704)
Cash and cash equivalents, beginning of period	163,242	84,088
Cash and cash equivalents, end of period	$167,408	$61,384

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2015 and 2014
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Ravenswood impairment
At June 30, 2015, we recorded an impairment charge of $30,850 related to the Ravenswood, West Virginia aluminum smelter. The charge included $21,500 to write down property, plant and equipment to estimated net salvage value and $7,800 to write down inventory to its net realizable value. We also accrued $1,550 for employee severance and other exit costs which are expected to be substantially paid by the end of 2015. We classified the estimated salvage value of the property, plant and equipment within Level 3 of the fair value hierarchy as its fair value was determined based on recent comparable transactions with inputs that are not readily observable in the market.
On July 27, 2015, we announced the immediate and permanent closure of Ravenswood. The Ravenswood smelter has been idled since February 2009. The decision to permanently close the Ravenswood smelter was based on the inability to secure a competitive power contract for the smelter, compounded by challenging aluminum market conditions largely driven by increased exports of aluminum from China. As a result, the economics of restarting and operating the facility are unfavorable.

3.	Related party transactions
A summary of the significant related party transactions for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales to Glencore	$513,681	$288,573	$1,089,410	$574,156
Purchases from Glencore	133,642	60,998	241,456	124,855
Purchases from BHH	13,434	13,117	28,253	27,723
We believe that all of the related party transactions were at prices that approximate market.
Sales to Glencore
We have entered into an agreement with Glencore pursuant to which we have agreed to sell, and Glencore has agreed to purchase, substantially all of our primary aluminum production in North America for 2015 and 2016 on a take-or-pay basis at market prices determined by reference to the Midwest Transaction Price plus additional negotiated product premiums.
We sell primary aluminum produced at our Grundartangi facility under a long-term sales contract with Glencore at prices based on the London Metal Exchange ("LME") price for primary aluminum plus the European Duty Paid premium and any applicable product premiums less certain other costs. We also receive tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at our Grundartangi facility. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.

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
Purchases from Glencore
We purchase alumina from Glencore on both a spot basis and under a long-term supply agreement. Glencore has agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum under a long-term supply agreement. In 2014, upon mutual agreement, approximately half of the purchases under this agreement were priced based on a published alumina index. For 2015, we have agreed to price all of the purchases under this agreement based on a published alumina index. We had additional agreements to buy alumina from Glencore which expired at the end of 2014.  In 2014, the pricing on these alumina purchase agreements was indexed to the LME price for primary aluminum.
Purchases from Baise Haohai Carbon Co., Ltd. ("BHH")
We own a 40% stake in BHH, a joint venture that owns a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have an agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2015.

4.	Business acquisitions
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
Pursuant to the terms of the Stock Purchase Agreement, Berkeley agreed to acquire all of the issued and outstanding shares of capital stock of Alumax of South Carolina Inc. ("Alumax of SC"), a wholly-owned subsidiary of Alumax, for $67,500 in cash subject to working capital and other similar adjustments, of which we have paid $53,831 as of December 31, 2014 net of certain amounts owed by Alumax to Mt. Holly. The acquisition was funded with available cash on hand. We incurred $1,087 of acquisition-related costs through December 31, 2014 and $417 during 2015. All acquisition-related costs were expensed to selling, general and administrative expenses in the period that they were incurred.
In April 2015, we made an additional payment of $38,162, which was primarily related to pension funding obligations, economic adjustment, working capital and other adjustments, net of certain amounts owed by Alumax to Mt. Holly pursuant to the Stock Purchase Agreement.
Contingent Consideration - Earn-out provision
The Stock Purchase Agreement provides for a post-closing cash payment to be made following December 31, 2015 based on (i) changes in the Midwest Transaction Price for aluminum between July 2, 2014 and December 31, 2015 and (ii) the aggregate cast house production of Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by (i) Century Aluminum of South Carolina, Inc. ("CASC") to Alumax is $22,500 and (ii) Alumax to CASC is $12,500, which we estimate will be paid in the first quarter of 2016. We measured the fair value of the contingent consideration and recognized a $13,780 liability at December 1, 2014. Each period, until the end of the measurement period on December 31, 2015, we will remeasure the fair value of the contingent consideration with any changes in the fair value recognized in earnings. We classified the contingent consideration within Level 3 of the fair value hierarchy as its fair value was determined with inputs that are not readily observable in the market. For the three and six months ended June 30, 2015, we recognized $10,287 and $16,814, respectively, in unrealized gain on fair value of contingent consideration, primarily related to decreases in the Midwest premium and the forward curve of the LME price of primary aluminum.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Economic Adjustment, working capital and other adjustments
The Stock Purchase Agreement provides for an economic adjustment that was established to put the parties in the same economic position as if the closing date for the acquisition had occurred on September 30, 2014. The related adjustments include metal off-take and aluminum sales agreements, cash funding and management fee adjustments, as well adjustments for inventory and transition services. Based on our estimates at the closing date, excluding alumina purchases which were recognized separately from the acquisition, we received $11,189 from Alcoa for the economic adjustment.
The Stock Purchase Agreement also contained provisions for working capital and other adjustments. The working capital adjustment was based on actual working capital at closing compared to established working capital targets. Based on amounts agreed to by Alcoa and Century, we received $124 from Alcoa for the working capital adjustments.
Other adjustments include amounts due to Century for expected future post-employment benefit payments and business interruption premium share. The amounts were negotiated as part of the Stock Purchase Agreement and we received $2,400 from Alcoa for these adjustments at closing. In addition, a $200 reimbursement is due to Alcoa related to the election of certain tax positions for the acquisition.
The following table summarizes all of the elements of consideration for the transaction, including the preliminary estimated fair value of contingent consideration.

Preliminary as of December 1, 2014

Purchase price	$67,500
Contingent consideration	13,780
Economic, working capital and other closing adjustments	(13,513)
Total consideration transferred	$67,767
Pension funding obligations
Alcoa and Century agreed to fully fund the Mt. Holly pension plan benefit obligations, measured in accordance with generally accepted accounting principles in the United States ("GAAP") using agreed upon assumptions, in proportion to their respective ownership percentage. In addition, Century agreed to fund the Mt. Holly pension benefit obligations based on termination basis under IRS Code Section 414(l) (the "414(l) liability"). Pursuant to the Stock Purchase Agreement, our pension funding requirements for the acquisition were $34,595, which consisted of $3,753 for our share of the unfunded GAAP pension liability and $30,842 for 414(l) liability in excess of GAAP pension liability. In April 2015, we made a payment which settled our pension funding obligations related to the acquisition, as well as certain other amounts due to Alcoa.
Alcoa spun-off the pension plan assets for the Mt. Holly employees and former employees into a qualified defined benefit pension plan established by Century. The Mt. Holly pension plan was fully funded using Pension Benefit Guaranty Corporation (the "PBGC") assumptions and measured on a termination basis under IRS Code Section 414(l), which are more conservative than the assumptions we use to measure our defined benefit obligations, and resulted in the recognition of a pension asset at closing.
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
The following unaudited pro forma financial information for the three and six months ended June 30, 2014 reflects our results of continuing operations as if the acquisition of the remaining interest in Mt. Holly had been completed on January 1, 2014. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2014, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

	Three months ended June 30,	Six months ended June 30,
	2014	2014
Pro forma revenues	$528,457	$1,002,612
Pro forma earnings (loss) from continuing operations	20,640	(3,577)
Pro forma earnings (loss) per common share, basic	0.21	(0.04)
Pro forma earnings (loss) per common share, diluted	0.21	(0.04)
Settlement of amounts due from Alumax
Prior to the closing date, the Mt. Holly partnership had amounts due from Alumax for metal off-take, capital, plant administrative, standard cost true-ups and various other costs. These amounts totaling $11,269 were received, net of certain excluded items at closing.

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

Amounts Recognized Separately from the Acquisition:	Line item	Amount recognized
Alumina Supply Agreements	Inventory	$14,880

5.	Fair value measurements
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

Recurring Fair Value Measurements	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$156,656	$—	$—	$156,656
Trust assets	6,686	—	—	6,686
Surety bonds	1,870	—	—	1,870
TOTAL	$165,212	$—	$—	$165,212

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$137,712	$—	$—	$137,712
Trust assets	8,067	—	—	8,067
Surety bonds	1,987	—	—	1,987
TOTAL	$147,766	$—	$—	$147,766

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table shows the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,
	2015			2014
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(33,897)			$20,344
Amount allocated to common stockholders (1)	100.00%			91.80%
Basic EPS:
Net income (loss) allocated to common stockholders	(33,897)	86,873	$(0.39)	18,675	88,787	$0.21
Effect of Dilutive Securities:
Share-based compensation plans	—	—		—	565
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$(33,897)	86,873	$(0.39)	$18,675	89,352	$0.21

	For the six months ended June 30,
	2015			2014
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income	$39,882			$240
Amount allocated to common stockholders	91.84%			91.78%
Basic EPS:
Net income allocated to common stockholders	36,628	87,838	$0.42	220	88,752	$0.00
Effect of Dilutive Securities:
Share-based compensation plans	—	657		—	540
Diluted EPS:
Net income allocated to common stockholders with assumed conversion	$36,628	88,495	$0.41	$220	89,292	$0.00

(1)	We have not allocated net losses between common and preferred stockholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

Securities excluded from the calculation of diluted EPS:	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Stock options (1)	543,171	347,433	332,766	347,433
Service-based share awards (1)	691,773	—	—	—

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
Stock Repurchase Program
In August 2011, our Board of Directors approved a $60,000 common stock repurchase program. In 2015, our Board expanded the repurchase program by approving an additional $70,000, increasing the authorization to repurchase up to $130,000. From August 2011 through June 30, 2015, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. During the six months ended June 30, 2015, we repurchased 2,400,000 shares of common stock for an aggregate purchase price of $36,352. At June 30, 2015, we had approximately $43,724 remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the six months ended June 30, 2015 and 2014.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	2,400,000	(2,400,000)
Conversion of convertible preferred stock	(1,014)	—	101,327
Issuance for share-based compensation plans	—	—	135,043
Ending balance as of June 30, 2015	77,127	7,186,521	86,900,952

Beginning balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(394)	—	39,455
Issuance for share-based compensation plans	—	—	55,029
Ending balance as of June 30, 2014	79,226	4,786,521	88,804,761

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

8.	Income taxes
We recorded income tax expense for the three and six months ended June 30, 2015 of $5,065 and $14,366, respectively, which primarily consisted of foreign and state income taxes. Our domestic and certain foreign deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance.
We recorded income tax expense for the three and six months ended June 30, 2014 of $1,654 and $560, respectively, which primarily consisted of foreign and state income taxes.
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
As of June 30, 2015, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

9.	Inventories

Inventories consist of the following:	June 30, 2015	December 31, 2014
Raw materials	$103,485	$78,599
Work-in-process	26,963	33,941
Finished goods	20,848	19,969
Operating and other supplies	167,126	150,971
Total inventories	$318,422	$283,480
Inventories are stated at the lower of cost or market, using the first-in, first-out method.

10.	Debt

	June 30, 2015	December 31, 2014
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,921 and $3,112, respectively, interest payable semiannually	247,079	246,888
Total	$254,894	$254,703

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2015 was 0.27%.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

U.S. Revolving Credit Facility
General.  On June 26, 2015, we and certain of our direct and indirect domestic subsidiaries (collectively, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG and BNP Paribas, as lenders, entered into an Amended and Restated Loan and Security Agreement (the "U.S. revolving credit facility"). The term of the amended U.S. revolving facility was extended through June 26, 2020 and maximum borrowings under the credit facility remain at $150,000 in the aggregate. The letter of credit sub-facility was increased from $100,000 to $110,000. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. The borrowing base of the U.S. revolving credit facility continues to include accounts receivable and inventory of the borrowers. In addition, our liquidity trigger was reduced from $34,500 to $15,000. If our Fixed Charge Coverage Ratio, as defined in our U.S. revolving credit facility, is less than 1.1 to 1.0, we must maintain at least $15,000 of available borrowing capacity under the U.S. revolving credit facility. As of June 30, 2015, our Fixed Charge Coverage Ratio was greater than 1.1 to 1.0.
Status of our U.S. revolving credit facility:

June 30, 2015
Credit facility maximum amount	$150,000
Borrowing availability, net of outstanding letters of credit	72,617
Outstanding borrowings	—
Letter of credit sub-facility amount	110,000
Outstanding letters of credit issued	77,383
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

June 30, 2015
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
Based on the LME forward market prices for primary aluminum at June 30, 2015 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $706 and $706 in net gain (loss) on forward and derivative contracts for the six months ended June 30, 2015 and 2014, respectively. In addition, we recorded interest of $(706) and $(706) in interest expense for the six months ended June 30, 2015 and 2014, respectively. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.

We classified the E.ON contingent obligation within Level 3 of the fair value hierarchy as its fair value was determined with inputs that are not readily observable in the market. The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	June 30, 2015	December 31, 2014
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(5,997)	(5,291)
E.ON contingent obligation – derivative asset	Other liabilities	18,899	18,193
		$—	$—

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

11.	Commitments and contingencies
Environmental Contingencies
Based upon all available information, we believe our current environmental liabilities do not have, and are not likely to have, a material adverse effect on our financial condition, results of operations or liquidity. However, because of the inherent uncertainties in estimating environmental liabilities primarily due to unknown facts and circumstances and changing governmental regulations and legal standards regarding liability, there can be no assurance that future capital expenditures and costs for environmental compliance at currently or formerly owned or operated properties will not result in liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,296 and $1,101 at June 30, 2015 and December 31, 2014, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through June 30, 2015, we have expended approximately $1,033 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa in 1995.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Legal Contingencies
In addition to the foregoing matters, we have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, stockholder, safety and health matters. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, and results of operations could be materially and adversely affected.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2017, extending year to year thereafter unless a one year notice is given.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2017, extending year to year thereafter unless a one year notice is given.
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
In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of June 30, 2015, these power prepayments totaled approximately $1,910.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Helguvik
Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The power purchase agreements contain certain conditions to HS’s and OR’s obligations. HS and OR have alleged that certain of these conditions have not been satisfied.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  In July 2014, HS commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. Nordural Helguvik ehf believes HS' renewed claims are without merit and intends to defend itself against them. Nordural Helguvik ehf is in discussions with OR with respect to such conditions and other matters pertaining to these agreements.

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
81% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. A new agreement was entered into in March 2015 and is effective through December 31, 2019. 80% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), governed by a labor agreement that expired on May 1, 2015. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the FME regarding the terms of a new agreement. The FME negotiates working conditions with trade unions on behalf of its members.
54% of our U.S. based work force is represented by the USW. In June 2015, CAKY entered into a new collective bargaining agreement with the USW for its employees at the CAKY smelter. The agreement is effective through April 1, 2020. In July 2014, Century Sebree entered into a new collective bargaining agreement with the USW for its employees at the Sebree smelter.  The agreement is effective through October 28, 2019. The labor agreement for CAWV’s Ravenswood plant employees represented by the USW expired on August 31, 2010.

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Forward Physical Delivery Agreements
Primary Aluminum Sales and Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Grundartangi Metal Agreement (1)	Glencore	All primary aluminum produced at Grundartangi, net of tolling and other sales commitments	January 1, 2014 through December 31, 2017	Variable, based on LME and European Duty Paid premium
Glencore U.S. Aluminum Sales Agreement	Glencore	Substantially all of the primary aluminum produced in North America	January 1, 2015 through December 31, 2016	Variable, based on LME and Midwest premium and product premiums, as applicable
Glencore Toll Agreement	Glencore	90,000 tonnes per year ("tpy")	Through July 2016	Variable, based on LME and European Duty Paid premium

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

Apart from the Glencore Grundartangi Metal Agreement, the Glencore U.S. Aluminum Sales Agreement and the Southwire Metal Agreement (which expired at the end of 2014), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	June 30, 2015	December 31, 2014
	(in tonnes)
Other forward delivery contracts – total	3,033	6,108
Other forward delivery contracts – Glencore	—	4,058
We had no outstanding primary aluminum forward financial sales contracts at June 30, 2015. We had no fixed price forward financial contracts to purchase aluminum at June 30, 2015.

13.	Supplemental cash flow information

	Six months ended June 30,
	2015	2014
Cash paid for:
Interest	$9,388	$9,554
Income/withholding taxes (1)	12,581	6,640
Non-cash investing activities:
Accrued capital costs	$2,570	$5,107

(1)
We paid withholding taxes of $8,388 and $2,789 in Iceland on intercompany dividends during the six months ended June 30, 2015 and 2014, respectively. Our tax payments in Iceland for withholding taxes, income taxes and any associated refunds are denominated in Icelandic kronur ("ISK").

In April 2015, we issued shares of common stock to certain employees to settle performance unit liabilities, net of withholding taxes of $1,516.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

14.	Asset retirement obligations ("ARO")
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.
The reconciliation of the changes in the asset retirement obligations is presented below:

	Six months ended June 30, 2015	Year ended December 31, 2014
Beginning balance, ARO liability	$36,950	$27,113
Additional ARO liability incurred	2,665	2,548
ARO liabilities settled	(3,798)	(4,731)
Accretion expense	913	1,517
Adjustments (1)	(2,541)	—
ARO liability from Mt. Holly acquisition	—	10,503
Ending balance, ARO liability	$34,189	$36,950

(1)	We adjusted our ARO liability for changes in the estimated amounts and timing of costs associated with the disposal of spent pot liner.
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
15.Components of accumulated other comprehensive loss

	June 30, 2015	December 31, 2014
Defined benefit plan liabilities	$(108,366)	$(128,664)
Unrealized loss on financial instruments	(1,342)	(1,249)
Other comprehensive loss before income tax effect	(109,708)	(129,913)
Income tax effect (1)	11,466	12,231
Accumulated other comprehensive loss	$(98,242)	$(117,682)
(1)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	June 30, 2015	December 31, 2014
Defined benefit plan liabilities	$12,031	$12,812
Unrealized loss on financial instruments	(565)	(581)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, April 1, 2015	$(115,735)	$—	$(1,869)	$(117,604)
Other comprehensive income before reclassifications (1)	18,042	—	—	18,042
Net amount reclassified to net loss	1,358	—	(38)	1,320
Balance, June 30, 2015	$(96,335)	$—	$(1,907)	$(98,242)

Balance, April 1, 2014	$(77,766)	$(12,249)	$(1,718)	$(91,733)
Other comprehensive income (loss) before reclassifications	440	—	—	440
Net amount reclassified to net income	(517)	(17)	(37)	(571)
Balance, June 30, 2014	$(77,843)	$(12,266)	$(1,755)	$(91,864)

Balance, December 31, 2014	$(115,852)	$—	$(1,830)	$(117,682)
Other comprehensive income before reclassifications (1)	18,042	—	—	18,042
Net amount reclassified to net income	1,475	—	(77)	1,398
Balance, June 30, 2015	$(96,335)	$—	$(1,907)	$(98,242)

Balance, December 31, 2013	$(77,921)	$(12,232)	$(1,679)	$(91,832)
Other comprehensive income (loss) before reclassifications	440	—	—	440
Net amount reclassified to net loss	(362)	(34)	(76)	(472)
Balance, June 30, 2014	$(77,843)	$(12,266)	$(1,755)	$(91,864)

(1)	The gain in other comprehensive income before reclassifications is due to a plan remeasurement related to our labor negotiations, census and other actuarial adjustments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		For the three months ended June 30,		For the six months ended June 30,
AOCI Components	Location	2015	2014	2015	2014
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$1,612	$25	$1,753	$616
	Selling, general and administrative expenses	136	17	503	285
	Income tax expense	(390)	(559)	(781)	(1,263)
	Net of tax	$1,358	$(517)	$1,475	$(362)

Equity in investee other comprehensive income	Income tax expense	$—	$(17)	$—	$(34)
	Net of tax	$—	$(17)	$—	$(34)

Unrealized loss on financial instruments	Cost of goods sold	$(46)	$(46)	$(93)	$(93)
	Income tax expense	8	9	16	17
	Net of tax	$(38)	$(37)	$(77)	$(76)

16.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$1,509	$1,079	$3,213	$2,666
Interest cost	3,267	3,101	6,655	5,741
Expected return on plan assets	(5,269)	(3,701)	(10,763)	(7,098)
Amortization of prior service costs	30	9	55	18
Amortization of net loss	1,405	167	2,024	953
Curtailment	(12)	—	(12)	—
Net periodic benefit cost	$930	$655	$1,172	$2,280

	Other Postretirement Benefits ("OPEB")
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$487	$117	$1,049	$794
Interest cost	1,390	1,695	2,981	3,206
Amortization of prior service cost	(961)	(961)	(1,922)	(1,922)
Amortization of net loss	1,234	828	2,099	1,852
Net periodic benefit cost	$2,150	$1,679	$4,207	$3,930
Employer contributions
During the six months ended June 30, 2015, we made contributions of approximately $2,673 to the qualified defined benefit plans we sponsor.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

17.	Subsequent events
We have evaluated all subsequent events through the date the financial statements were issued. See Note 2 Ravenswood impairment for additional information.
Century Aluminum announces cost reduction and cash preservation program
On August 6, 2015, we announced a cost reduction and cash preservation program in response to weak primary aluminum market conditions.  The program includes capacity curtailment; reductions in headcount, operating expenses and capital expenditures; and working capital liquidation.  We will continue to explore further cost reduction and cash preservation opportunities.  As a result of the cost reduction programs, we expect severance-related charges to be incurred and substantially settled in the second half of 2015.

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
Forward-looking statements in this quarterly report and in our other reports filed with the Securities Exchange Commission (the "SEC"), for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•	Our business objectives, strategies and initiatives, including our ability to achieve productivity improvements or cost reductions;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Access to existing or future financing arrangements;

•	Our ability to repay debt in the future, including the E.ON contingent obligation;

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

•	Our plans with respect to closure of our Ravenswood, West Virginia smelter, and potential curtailment of other domestic assets;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto; and

•	The effect of future laws and regulations.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Century Aluminum announces cost reduction and cash preservation program
On August 6, 2015, we announced a cost reduction and cash preservation program in response to weak primary aluminum market conditions.  The program includes capacity curtailment; reductions in headcount, operating expenses and capital expenditures; and working capital liquidation.  We will continue to explore further cost reduction and cash preservation opportunities.  As a result of the cost reduction programs, we expect severance-related charges to be incurred and substantially settled in the second half of 2015.
Century announces the permanent closure of the Ravenswood smelter
On July 27, 2015, we announced the immediate and permanent closure of the Ravenswood, West Virginia aluminum smelter. The Ravenswood smelter has been idled since February 2009. The decision to permanently close the Ravenswood smelter was based on the inability to secure a competitive power contract for the smelter, compounded by challenging aluminum market conditions largely driven by increased exports of aluminum from China. As a result, the economics of restarting and operating the facility are unfavorable. See Note 2 Ravenswood impairment to the consolidated financial statements included herein for additional information.
Amendment to the U.S. revolving credit facility
In June 2015, we entered into an amendment to the U.S. revolving credit facility to increase our letter of credit sub-facility to $110 million and extend the maturity to June 26, 2020. See Note 10 Debt to the consolidated financial statements included herein for additional information.
Five-year labor agreement signed at CAKY
In June 2015, CAKY entered into a new collective bargaining agreement with the USW for its employees at the CAKY smelter. The agreement is effective through April 1, 2020.
Five-year labor agreement signed at Nordural
In March 2015, we reached a new labor agreement with the five labor unions representing approximately 81% of Grundartangi’s work force. The new labor agreement expires on December 31, 2019.

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
NET SALES:
Related parties	$513,681	$288,573	$1,089,410	$574,156
Third-party customers	9,810	169,751	21,992	305,015
Total net sales	$523,491	$458,324	$1,111,402	$879,171
Gross profit	$8,342	$38,504	$102,437	$36,746
Net income (loss)	$(33,897)	$20,344	$39,882	$240
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.39)	$0.21	$0.42	$0.00
Diluted	(0.39)	0.21	0.41	0.00

SHIPMENTS - PRIMARY ALUMINUM

	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2015
2nd Quarter	157,373	$371,898	50,056	$110,083	26,521	$37,858
1st Quarter	169,306	421,141	45,967	112,662	29,985	46,617
Total	326,679	$793,039	96,023	$222,745	56,506	$84,475
2014
2nd Quarter	143,439	$325,650	39,593	$82,328	33,012	$48,441
1st Quarter	136,532	296,889	36,764	74,370	33,489	47,185
Total	279,971	$622,539	76,357	$156,698	66,501	$95,626

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2015	2014	$ Difference	% Difference
Three months ended June 30,	$523.5	$458.3	$65.2	14.2%
Six months ended June 30,	$1,111.4	$879.2	$232.2	26.4%
During the three months ended June 30, 2015, higher shipment volumes, due to the acquisition of the Mt. Holly smelter on December 1, 2014 and a shift from toll to direct sales at Grundartangi, had a positive impact on net sales of $45.6 million. Higher price realization had a positive impact on net sales of $19.6 million. Direct shipments from our four operating smelters increased 24,397 tonnes in the three months ended June 30, 2015 compared to the same period in 2014. Toll shipments decreased 6,491 tonnes relative to the same period last year.
During the six months ended June 30, 2015, higher shipment volumes, due to the acquisition of the Mt. Holly smelter on December 1, 2014 and a shift from toll to direct sales at Grundartangi, had a positive impact on net sales of $139.1 million. Higher price realization had a positive impact on net sales of $93.1 million. Direct shipments from our four operating smelters increased 66,374 tonnes in the six months ended June 30, 2015 compared to the same period in 2014. Toll shipments decreased 9,995 tonnes relative to the same period last year.

Gross profit (in millions)	2015	2014	$ Difference	% Difference
Three months ended June 30,	$8.3	$38.5	$(30.2)	(78.4)%
Six months ended June 30,	$102.4	$36.7	$65.7	179.0%
During the three months ended June 30, 2015, gross profit was negatively impacted by the labor disruption at our Hawesville facility, unfavorable alumina pricing and the write down of our inventories to the current market value below its cost basis.
From May 12, 2015 until June 15, 2015, the Hawesville facility experienced a labor disruption relating to the negotiation of a new collective bargaining agreement with the bargaining unit employees at the facility. During the labor disruption, Century’s salaried employees and temporary replacement workers operated the facility. A new collective bargaining agreement for the facility was ratified on June 11, 2015 and bargaining unit employees returned to the facility on June 15, 2015. Century incurred direct expenses of $11.7 million and $12.0 million in the three and six months ended June 30, 2015, respectively, for such things as replacement workers, internal payroll, security, supplies, services and legal fees, net of labor cost savings, during the labor disruption.
During the three and six months ended June 30, 2015, rising alumina prices negatively impacted gross profit by $23.0 million and $38.0 million, respectively. For 2015, we agreed to price all of the purchases under our alumina supply agreement with Glencore based on a published alumina market index. For 2014, a majority of our purchases were indexed to the LME price for primary aluminum at index rates below 2015 market rates under a long-term alumina purchase agreement that expired December 31, 2014.
Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations can have a significant impact on cost of goods sold and gross profit in any period. On average, our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the basis for inventory as it turns in subsequent periods.
As of March 31, 2015 and December 31, 2014, the market value of our inventory was above its cost basis requiring no valuation adjustments. As of June 30, 2015, the market value of our inventory was below its cost basis, resulting in the recording of a lower of cost or market (“LCM”) valuation adjustment and a charge to cost of goods sold of $25.7 million. As of December 31, 2013, the market value of our inventory was below its cost basis with an LCM valuation adjustment of $1.2 million. During the three months ended March 31, 2014, inventory with a $1.2 million market valuation adjustment was consumed into cost of goods sold at the lower basis. The net impact of the June 30, 2015 and December 31, 2013 market valuation adjustments on the 2015 and 2014 comparative results is a decrease in gross profit of $25.7 million for the three month period and a decrease in gross profit of $26.9 million for the six month period.
In addition to the cost increases discussed above, during the three months ended June 30, 2015, we experienced $6.9 million in net cost decreases at our smelters relative to the same period in 2014, comprised of: lower costs for power and natural gas, $26.9 million; increased costs at our casting operations to support our increased presence in the value-added business, $6.9 million and other cost increases of $13.1 million. During the six months ended June 30, 2015, we experienced $44.0 million in net cost decreases at our smelters relative to the same period in 2014, comprised of: lower costs for power and natural gas, $73.7 million; increased costs at our casting operations to support our increased presence in the value-added business, $16.1 million and other cost increases of $13.6 million.
Higher sales price realizations and the contribution to gross profit from increased sales volume had a positive impact on gross profit of $23.3 million and $104.1 million for the three and six months ended June 30, 2015, respectively.
As part of the accounting for the purchase of the Sebree smelter, we recorded a $36.6 million estimated liability for the power contract we assumed based on the difference between the forecasted contract rates and market power rates through the contract termination date in January 2014. This liability was fully amortized over the period from June 1, 2013 through January 31, 2014, resulting in a credit to our depreciation and amortization expense. During the three and six months ended June 30, 2014, the credit for the amortization of the power contract was $0.0 million and $5.5 million, respectively. The reduction in amortization from 2014 to 2015 resulted is a decrease in gross profit of $0.0 million and $5.5 million for the three and six months ended June 30, 2015.

Selling, general and administrative expenses (in millions)	2015	2014	$ Difference	% Difference
Three months ended June 30,	$10.0	$10.6	$(0.6)	(5.7)%
Six months ended June 30,	$22.0	$20.7	$1.3	6.3%
During the six months ended June 30, 2015, selling, general and administrative expenses were greater than the same period last year. Major contributors to the increased expenses were external professional service support and additional charges related to the separation of a former senior executive.

Ravenswood impairment (in millions)	2015	2014	$ Difference	% Difference
Three months ended June 30,	$30.9	$—	$30.9	N/A
Six months ended June 30,	$30.9	$—	$30.9	N/A
At June 30, 2015, we recorded an impairment charge of $30.9 million related to the Ravenswood, West Virginia aluminum smelter. The charge included $21.5 million to write down property, plant and equipment to estimated net salvage value and $7.8 million to write down inventory to its net realizable value. We also accrued $1.6 million for employee severance and other exit costs which are expected to be substantially paid by the end of 2015. See Note 2 Ravenswood impairment to the consolidated financial statements included herein for additional information.

Unrealized gain on fair value of contingent consideration (in millions)	2015	2014	$ Difference	% Difference
Three months ended June 30,	$10.3	$—	$10.3	N/A
Six months ended June 30,	$16.8	$—	$16.8	N/A
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly. The purchase agreement provides for a post-closing payment based on changes in the Midwest Transaction Price and production levels at Mt. Holly during the applicable measuring period. The measurement period for this potential payment ends on December 31, 2015. Due to movements in aluminum market prices during both the first and second quarters of 2015, the fair value of the contingent consideration was reduced by $6.5 million and $10.3 million, respectively, resulting in a $16.8 million unrealized gain in the first six months of 2015. See Note 4 Business acquisitions to the consolidated financial statements included herein for additional information.

Income tax expense (in millions)	2015	2014	$ Difference	% Difference
Three months ended June 30,	$(5.1)	$(1.7)	$(3.4)	200.0%
Six months ended June 30,	$(14.4)	$(0.6)	$(13.8)	2,300.0%
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
Our consolidated cash and cash equivalents balance at June 30, 2015 was approximately $167 million compared to approximately $163 million at December 31, 2014.
Availability Under Our Credit Facilities
We have a senior secured revolving credit facility, dated June 26, 2015, as amended, with a syndicate of lenders which provides for borrowings of up to $150 million in the aggregate (the "U.S. revolving credit facility"). We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). Century's U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2016.
As of June 30, 2015, our credit facilities had approximately $123 million of net availability, after consideration of our outstanding letters of credit. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. We did not have a material amount of borrowings and repayments under our credit facilities for the six months ended June 30, 2015.
In June 2015, we entered into an amendment to the U.S. revolving credit facility to increase our letter of credit sub-facility to $110 million and extend the maturity to June 26, 2020. See Note 10 Debt to the consolidated financial statements included herein for additional information.
As of June 30, 2015, we had approximately $77 million of letters of credit outstanding under our U.S. revolving credit facility with 80% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments. With the acquisition of Mt. Holly, Santee Cooper required us to post a letter of credit to secure our power obligations under the existing power contract. As of June 30, 2015, we had a $44 million letter of credit with Santee Cooper, which decreases automatically on a monthly basis by an amount between $4 and $6 million until the letter of credit expires in February 2016. We are in discussions with Santee Cooper regarding power arrangements at Mt. Holly following December 31, 2015 and we may be required to post additional security in the form of letters of credit at such time.
In addition, on January 1, 2015, EDF replaced Big Rivers as our market participant with MISO for our power supply arrangements in Kentucky. The transition to EDF reduced our outstanding letters of credit by approximately $40 million, however future collateral requirements can fluctuate with power prices and other factors beyond our control.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. Our Glencore U.S. Aluminum Sales Agreement has shorter payment terms than we have had historically. The shorter payment terms will reduce our accounts receivable and amounts due from affiliates, which comprise part of the borrowing base of our revolving credit facilities, and could result in a corresponding reduction in availability under the revolving credit facilities. Although the shorter payment terms will reduce our borrowing base, it should improve our cash and cash equivalents balance by accelerating payments from our customer and reducing finished goods inventory on-hand. In addition, any future curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances.
Senior Secured Notes
We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021.

Acquisitions
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash subject to working capital and several other adjustments. The acquisition is also subject to economic adjustments intended to place the parties in approximately the same economic position as they would have been in had the acquisition closed on September 30, 2014. In December 2014, we made an initial payment of $53.8 million with available cash on hand. In April 2015, we made an additional payment of approximately $38.2 million, primarily related to pension funding obligations, final working capital and economic adjustments, net of certain amounts owed by Alumax to Mt. Holly.
In addition, the purchase agreement provides for a post-closing cash payment to be made following December 31, 2015 based on changes in the Midwest Transaction Price between July 2, 2014 and December 31, 2015 and production levels at Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by Century to Alcoa is $22.5 million and by Alcoa to Century is $12.5 million. Based on current market conditions, we estimate that Alcoa would be obligated to pay Century approximately $11.0 million in the first quarter of 2016 for this post-closing payment. See Note 4 Business acquisitions to the consolidated financial statements included herein for additional information.
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of June 30, 2015, the principal and accrued interest for the E.ON contingent obligation was $18.9 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2015 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments. See Note 10 Debt to the consolidated financial statements included herein for additional information.
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
In addition to the contributions required pursuant to the PBGC settlement, based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits ("SERB") plan of approximately $4.2 million and $1.7 million, respectively, for total pension contributions of $5.9 million during 2015, not including contributions to the Mt. Holly defined benefit plan that were made as part of the acquisition agreement, see above. Through June 30, 2015, we have made $2.7 million in contributions to our qualified defined benefit plans, not including contributions to the Mt. Holly defined benefit plan that were made as part of the acquisition agreement. We may choose to make additional contributions to these plans from time to time at our discretion.
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

In May 2015, we paid Icelandic withholding taxes on intercompany dividends of approximately $8.4 million, which we anticipate will be refunded in November 2016. During 2014, we paid Icelandic withholding taxes on intercompany dividends of approximately $5.5 million, which we anticipate will be refunded in November 2015. The withholding taxes and associated refunds are payable in Icelandic kronur ("ISK") and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In August 2011, our Board of Directors approved a $60 million common stock repurchase program. In 2015, our Board expanded the repurchase program by approving an additional $70 million, increasing the authorization to repurchase up to $130 million. Through June 30, 2015, we had expended approximately $86.3 million under the program and repurchased 7.2 million common shares. During the three and six months ended June 30, 2015, we repurchased 1.2 million and 2.4 million common shares for $19.4 million and $36.4 million, respectivley. At June 30, 2015, we had approximately $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In June 2012, Nordural Grundartangi ehf entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of June 30, 2015, these power prepayments totaled approximately $1.9 million.
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
Capital expenditures for the six months ended June 30, 2015 were $31.4 million, of which approximately $3.2 million was related to the Grundartangi expansion project and $4.6 million was related to Century Vlissingen. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe total capital spending in 2015 will be approximately $55 to $65 million, primarily related to our ongoing expansion project at Grundartangi, our restart of the second furnace at Vlissingen and other investment projects at our North American facilities.
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
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12.7 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at

Helguvik. We expect that capital expenditures for this project will be less than $0.5 million per year until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
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
The following table includes a reconciliation of adjusted EBITDA to operating income (loss), the most comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating income (loss)	$(35,121)	$26,012	$44,924	$11,778
Depreciation	18,278	17,375	36,409	35,143
Ravenswood impairment	30,850	—	30,850	—
Sebree power contract amortization	—	—	—	(5,534)
Non-cash inventory adjustments	25,689	(140)	25,689	(1,247)
Hawesville labor disruption	11,713	—	11,713	—
Litigation items	—	500	1,000	3,600
Adjusted EBITDA	$51,409	$43,747	$150,585	$43,740
Historical
Our statements of cash flows for the six months ended June 30, 2015 and 2014 are summarized below:

	Six months ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$110,316	$8,628
Net cash used in investing activities	(69,798)	(25,458)
Net cash used in financing activities	(36,352)	(5,874)
Change in cash and cash equivalents	$4,166	$(22,704)
Net cash provided by operating activities for the six months ended June 30, 2015 was $110.3 million, compared to $8.6 million for the six months ended June 30, 2014. The increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to approximately $107 million higher adjusted EBITDA in 2015 compared to 2014; approximately $6 million higher tax payments in 2015 compared to 2014; $4 million higher cash used for working capital in 2015 compared to 2014. In addition, we paid a one-time separation payment to our former CEO of approximately $10 million in 2014.
Our net cash used in investing activities for the six months ended June 30, 2015 was $69.8 million, compared to $25.5 million for the six months ended June 30, 2014. The increase in cash used was primarily due a $38.2 million payment for the Mt. Holly acquisition in 2015. Capital expenditures, other than Vlissingen, were $9.8 million higher in 2015 compared to 2014. This increase in cash used was partially offset by $2.6 lower capital expenditures at Vlissingen in 2015 compared to

2014, as the initial furnace restart project was being completed in 2014. In addition, restricted cash deposits were $1.0 million lower in 2015 compared to 2014. Our restricted cash is primarily related to workers compensation surety bonds.
Our net cash used in financing activities for the six months ended June 30, 2015 was $36.4 million, compared to $5.9 million for the six months ended June 30, 2014. The change was primarily related to expenditures under our expanded share repurchase program of $36.4 million in 2015. For the six months ended June 30, 2014 we had net line of credit repayments of $6.0 million compared to no net repayments in the six months ended June 30, 2015.

Critical Accounting Estimates

Inventories

Inventories are stated at lower of cost or market. Our raw materials, work in process and finished goods are stated on a first-in, first-out basis and other operating materials are stated at average cost.
Our estimate of the market value of our inventories involves establishing a net realizable value for both finished goods and the components of inventory that will be converted to finished goods, raw materials and work in process. This requires management to use its judgment when making assumptions about future selling prices and the costs to complete our inventory during the period in which it will be sold.
Our assumptions are subject to inherent uncertainties given the volatility surrounding the market price for primary aluminum sales and the market price for one of our major inputs, electrical power.
Although we believe that the assumptions used to estimate the market value of our inventory are reasonable, actual market conditions at the time our inventory is sold may be more or less favorable than management’s current estimates.
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
Apart from the Glencore Grundartangi Metal Agreement, the Glencore U.S. Aluminum Sales Agreement and the Southwire Metal Agreement (which expired at the end of 2014), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	June 30, 2015	December 31, 2014
	(in tonnes)
Other forward delivery contracts – total	3,033	6,108
Other forward delivery contracts – Glencore	—	4,058
We had no outstanding primary aluminum forward financial sales contracts at June 30, 2015. We had no fixed price forward financial contracts to purchase aluminum at June 30, 2015.

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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and the Chinese yuan.  We have deposits denominated in ISK in Icelandic banks; in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We expect to incur significant capital expenditures for Vlissingen in 2015, primarily denominated in euros. In addition, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros. We expect to incur additional capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  Upon a restart of major construction for the Helguvik project, we have forecasted that a significant portion of the capital expenditures would be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On December 1, 2014, we acquired the remaining interest in the Mt. Holly smelter and we are currently in the process of extending our internal control over financial reporting to Mt. Holly's operations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at June 30, 2015, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.

Other than the following update, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

In Item 1A of our 2014 Form 10-K, we included the risk factor, “Climate change legislation or environmental regulations may adversely impact our operations.”  The following is an update to that risk factor:

Climate change legislation or environmental regulations may adversely impact our operations

On August 3, 2015, the U.S. Environmental Protection Agency (EPA) issued  the final version of its Clean Power Plan.  Under the Clean Power Plan, states will be required to meet carbon emission reduction standards which represent substantial reductions from historic and current emission levels.  These regulations could have a variety of adverse effects on our business.  Electricity represents our single largest operating cost and the availability of electricity at competitive prices is critical to the profitability of our operations.  Some of the power we purchase in the United States is generated at coal-based power plants, which are likely to be significantly impacted by these regulations.  For example, these regulations could require permanent closure of significant amounts of coal-based power generation.  Replacement generation would likely be more expensive, including substantial amounts of renewable generation, which additional costs would likely be passed down to us in the form of higher rates.  This may significantly increase our operating costs and could have a material adverse effect on our business, financial position, results of operations and liquidity.  Even small increases in power prices could have a disproportionate impact on our business if such price increases are not supported by then current aluminum prices.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 through April 30	1,200,000	$14.09	1,200,000	$43,724,116
May 1 through May 31	—	—	—	43,724,116
June 1 through June 30	—	—	—	43,724,116
Total for quarter ended June 30, 2015	1,200,000	$14.09	1,200,000	$43,724,116

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

During the second quarter of 2015, a non-U.S. affiliate of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliate”) entered into a sales contract for agricultural products for delivery to an Iranian entity wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliate performed its obligations under the contract in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliate related to the contract did not exceed the value of $16 million for the quarter ended June 30, 2015. The non-U.S. Stockholder Affiliate does not allocate net profit on a country-by-country or activity-by-activity basis, but estimates that the net profit attributable to the contract would not exceed a small fraction of the gross revenue from such contract. It is not possible to determine accurately the precise net profit attributable to such contract.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement dated June 26, 2015.	8-K	001-34474	July 1, 2015
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
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

Century Aluminum Company

Date:	August 7, 2015	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2015	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement dated June 26, 2015.	8-K	001-34474	July 1, 2015
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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