Form 10-Q
period 2015-09-30
CENTURY ALUMINUM CO
filed 2015-11-04
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
☐ Yes ☒ No

The registrant had 86,931,703 shares of common stock outstanding at October 30, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
NET SALES:
Related parties	$428,018	$324,775	$1,517,428	$898,931
Third-party customers	26,522	175,857	48,514	480,872
Total net sales	454,540	500,632	1,565,942	1,379,803
Cost of goods sold	496,963	424,918	1,505,928	1,267,343
Gross profit (loss)	(42,423)	75,714	60,014	112,460
Selling, general and administrative expenses	11,566	12,146	33,549	32,826
Ravenswood impairment	—	—	30,850	—
Other operating expense – net	1,537	1,417	6,217	5,705
Operating income (loss)	(55,526)	62,151	(10,602)	73,929
Interest expense	(5,418)	(5,493)	(16,542)	(16,541)
Interest income	45	23	248	197
Net gain (loss) on forward and derivative contracts	285	353	1,204	(174)
Unrealized gain on fair value of contingent consideration	1,523	—	18,337	—
Other income (expense) – net	114	(470)	1,261	(423)
Income (loss) before income taxes and equity in earnings of joint ventures	(58,977)	56,564	(6,094)	56,988
Income tax benefit (expense)	2,161	(6,444)	(12,205)	(7,004)
Income (loss) before equity in earnings of joint ventures	(56,816)	50,120	(18,299)	49,984
Equity in earnings of joint ventures	704	285	2,069	661
Net income (loss)	$(56,112)	$50,405	$(16,230)	$50,645

Net income (loss) allocated to common stockholders	$(56,112)	$46,277	$(16,230)	$46,487
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.65)	$0.52	$(0.19)	$0.52
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	86,907	88,827	87,524	88,777
Diluted	86,907	89,532	87,524	89,372

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$(56,112)	$50,405	$(16,230)	$50,645
Other comprehensive income (loss) before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(46)	(46)	(139)	(139)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(4,115)	—	12,145	440
Prior service benefit arising during the period	—	—	1,782	—
Amortization of prior service benefit during the period	(979)	(952)	(2,846)	(2,856)
Amortization of net loss during the period	1,899	1,402	6,022	4,207
Other comprehensive income (loss) income before income tax effect	(3,241)	404	16,964	1,652
Income tax effect	(383)	(557)	(1,148)	(1,837)
Other comprehensive income (loss)	(3,624)	(153)	15,816	(185)
Total comprehensive income (loss)	$(59,736)	$50,252	$(414)	$50,460

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$122,976	$163,242
Restricted cash	942	801
Accounts receivable — net	8,613	77,667
Due from affiliates	29,097	31,503
Inventories	298,859	283,480
Prepaid and other current assets	36,620	29,768
Assets held for sale	32,067	—
Deferred taxes	14,281	14,281
Total current assets	543,455	600,742
Property, plant and equipment — net	1,251,476	1,305,543
Other assets	111,770	118,773
TOTAL	$1,906,701	$2,025,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$109,262	$151,443
Due to affiliates	33,655	22,261
Accrued and other current liabilities	71,465	103,808
Accrued employee benefits costs	9,911	10,158
Industrial revenue bonds	7,815	7,815
Total current liabilities	232,108	295,485
Senior notes payable	247,178	246,888
Accrued pension benefits costs — less current portion	60,224	59,906
Accrued postretirement benefits costs — less current portion	135,665	152,894
Other liabilities	47,580	53,272
Deferred taxes	112,676	111,486
Total noncurrent liabilities	603,323	624,446
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 160,000 issued and 76,995 outstanding at September 30, 2015; 160,000 issued and 78,141 outstanding at December 31, 2014)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 94,118,224 issued and 86,931,703 outstanding at September 30, 2015; 93,851,103 issued and 89,064,582 outstanding at December 31, 2014)	941	939
Additional paid-in capital	2,513,168	2,510,261
Treasury stock, at cost	(86,276)	(49,924)
Accumulated other comprehensive loss	(101,866)	(117,682)
Accumulated deficit	(1,254,698)	(1,238,468)
Total shareholders’ equity	1,071,270	1,105,127
TOTAL	$1,906,701	$2,025,058
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,230)	$50,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized gain on fair value of contingent consideration	(18,337)	—
Unrealized gain on E.ON contingent obligation	(1,059)	(1,059)
Accrued and other plant curtailment costs — net	2,149	3,267
Lower of cost or market inventory adjustment	31,013	(1,247)
Depreciation	55,815	52,784
Ravenswood impairment	30,850	—
Sebree power contract amortization	—	(5,534)
Debt discount amortization	289	268
Pension and other postretirement benefits	(298)	1,432
Deferred income taxes	1,215	6,502
Stock-based compensation	1,381	957
Equity in earnings of joint ventures, net of dividends	(2,069)	(661)
Change in operating assets and liabilities:
Accounts receivable — net	69,055	5,608
Due from affiliates	2,406	(8,866)
Inventories	(46,392)	(889)
Prepaid and other current assets	3,435	3,035
Accounts payable, trade	(43,485)	(8,885)
Due to affiliates	11,395	11,336
Accrued and other current liabilities	(8,418)	(7,566)
Pension contribution - Mt. Holly	(34,595)	—
Other — net	(5,611)	(3,413)
Net cash provided by operating activities	32,509	97,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,075)	(26,865)
Nordural expansion — Helguvik	(230)	(277)
Purchase of carbon anode assets and improvements	(9,304)	(12,280)
Purchase of Sebree smelter	—	(1,042)
Purchase of remaining interest in Mt. Holly smelter	11,313	—
Proceeds from sale of property, plant and equipment	14	46
Restricted and other cash deposits	(141)	480
Net cash used in investing activities	(36,423)	(39,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(2,603)
Borrowings under revolving credit facilities	1,414	91,731
Repayments under revolving credit facilities	(1,414)	(97,731)
Repurchase of common stock	(36,352)	—
Issuance of common stock	—	149
Net cash used in financing activities	(36,352)	(8,454)
CHANGE IN CASH AND CASH EQUIVALENTS	(40,266)	49,322
Cash and cash equivalents, beginning of period	163,242	84,088
Cash and cash equivalents, end of period	$122,976	$133,410

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2015 and 2014
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

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
The Ravenswood assets of $32,067 are classified as "Assets held for sale" on our Consolidated Balance Sheets as of September 30, 2015 and are expected to be sold over the next twelve months. The major components of the assets include inventory of $9,968 and property, plant and equipment of $22,099.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

3.	Related party transactions
A summary of the significant related party transactions for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales to Glencore	$428,018	$324,775	$1,517,428	$898,931
Purchases from Glencore	86,664	69,256	328,120	194,111
Purchases from BHH	13,515	10,715	41,768	38,438
We believe that all of the related party transactions were at prices that approximate market.
Sales to Glencore
Through its ownership of our common and preferred stock, Glencore has an overall 47.6% economic ownership in Century.
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
Pursuant to the terms of the Stock Purchase Agreement, Berkeley agreed to acquire all of the issued and outstanding shares of capital stock of Alumax of South Carolina Inc. ("Alumax of SC"), a wholly-owned subsidiary of Alumax, for $67,500 in cash subject to working capital and other similar adjustments. The acquisition was funded with available cash on hand. We incurred $1,087 of acquisition-related costs through December 31, 2014 and $417 during 2015. All acquisition-related costs were expensed to selling, general and administrative expenses in the period that they were incurred.
The following table summarizes all of the elements of consideration for the transaction, including the preliminary estimated fair value of contingent consideration.

Preliminary as of December 1, 2014

Purchase price	$67,500
Contingent consideration	13,780
Economic, working capital and other closing adjustments	(13,513)
Total consideration transferred	$67,767
Contingent Consideration - Earn-out provision
The Stock Purchase Agreement provides for a post-closing cash payment to be made following December 31, 2015 based on (i) changes in the Midwest Transaction Price for aluminum between July 2, 2014 and December 31, 2015 and (ii) the aggregate cast house production of Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by (i) Century Aluminum of South Carolina, Inc. ("CASC") to Alumax is $22,500 and (ii) Alumax to CASC is $12,500. We recognized a $13,780 liability at December 1, 2014. Each period, until the end of the measurement period on December 31, 2015, we will remeasure the fair value of the contingent consideration with any changes in the fair value recognized in earnings. We classified the contingent consideration within Level 3 of the fair value hierarchy as its fair value was determined with inputs that are not readily observable in the market. For the three and nine months ended September 30, 2015, we recognized $1,523 and $18,337, respectively, in unrealized gain on fair value of contingent consideration, primarily related to decreases in the Midwest premium and the forward curve of the LME price of primary aluminum.
Economic Adjustment, working capital and other adjustments
The Stock Purchase Agreement provides for an economic adjustment that was established to put the parties in the same economic position as if the closing date for the acquisition had occurred on September 30, 2014. We received $11,189 from Alcoa for the economic adjustment in April 2015.
The Stock Purchase Agreement also contained provisions for working capital adjustments. The working capital adjustment was based on actual working capital at closing compared to established working capital targets. We received $124 from Alcoa for the working capital adjustments in April 2015.
Other adjustments include amounts due to Century for expected future post-employment benefit payments. We received $2,400 from Alcoa for these other adjustments at closing.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Step Acquisition

We accounted for this transaction as a step acquisition which required that we remeasure our prior 49.7% ownership interest, which was previously accounted for as an equity method investment, to fair value. The fair value of our interest in Mt. Holly was $47,700, resulting in a non-cash pre-tax gain of $15,956. $14,638 of that gain was recorded retroactively to the closing date resulting in an adjustment to Accumulated Deficit in the Consolidated Balance Sheets as of December 31, 2014. Our previously recorded equity method investment in Mt. Holly and the proportionally consolidated property, plant and equipment was derecognized from our Consolidated Balance Sheets. Since the date of the step acquisition, the financial results of Mt. Holly and all of its operating assets have been included within our consolidated financial statements.

The allocation of the purchase price ($67,767) and the fair value of the previous equity investment ($47,700) to all of the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. The following purchase price allocation is preliminary and subject to change based on the finalization of the valuation of acquired assets and liabilities.

	Preliminary estimate of the acquisition date fair value as of December 1, 2014	Measurement period adjustments	Adjusted preliminary estimate of the acquisition date fair value as of December 1, 2014
Assets Acquired:
Inventories	$26,105	$(2,126)	$23,979
Due from Alumax	20,786	(9,517)	11,269
Prepaid and other current assets	2,527	—	2,527
Intangible asset	2,580	—	2,580
Pension asset	30,842	—	30,842
Property, plant and equipment – net	127,089	15,748	142,837
Total assets acquired	$209,929	$4,105	$214,034
Liabilities Assumed:
Accounts payable, trade	$41,471	$—	$41,471
Accrued and other current liabilities	8,335	255	8,590
Accrued pension benefit costs	—	34,595	34,595
Accrued postretirement benefit costs	2,857	—	2,857
Asset retirement obligations	8,213	—	8,213
Deferred taxes	4,804	(2,118)	2,686
Total liabilities assumed	$65,680	$32,732	$98,412
Goodwill	$4,804	$(4,804)	$—
We have adjusted the purchase price allocation to appropriately reflect the liability for the pension funding obligations that we assumed as of the acquisition date, pursuant to the Stock Purchase Agreement. Additionally, we have revised the Consolidated Statements of Cash Flows related to payments made in the second quarter of 2015 to satisfy the pension obligation as well as certain alumina purchases out of investing activities and into operating activities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Pension funding obligations
Pursuant to the Stock Purchase Agreement, Alcoa spun-off the pension plan assets for the current and former Mt. Holly employees into a qualified defined benefit plan established by Century. Alcoa and Century agreed to fund their proportionate share of the underfunded Mt. Holly pension plan benefit obligations, measured in accordance with generally accepted accounting principles in the United States ("GAAP") using agreed upon assumptions as of the transaction date. In addition, Century agreed to fund any additional amount needed to bring the Mt. Holly pension benefit obligations to fully funded status on a termination basis under IRS Code Section 414(l) (the "414(l) liability"). In April 2015, Century contributed a total of $34,595 to satisfy its pension plan funding obligations under the Stock Purchase Agreement. The Pension Benefit Guaranty Corporation (the "PBGC") assumptions used for termination basis funding are more conservative than those used for GAAP purposes and resulted in the recognition of a pension asset for the over funded plan.
Settlement of amounts due from Alumax
Prior to the closing date, the Mt. Holly partnership had amounts due from Alumax for metal off-take, capital, plant administrative, standard cost true-ups and various other costs. These amounts totaling $11,269 were received at closing.
The following unaudited pro forma financial information for the three and nine months ended September 30, 2014 reflects our results of continuing operations as if the acquisition of the remaining interest in Mt. Holly had been completed on January 1, 2014. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2014, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

	Three months ended September 30,	Nine months ended September 30,
	2014	2014
Pro forma revenues	$573,230	$1,575,842
Pro forma earnings from continuing operations	58,050	53,824
Pro forma earnings per common share, basic	0.60	0.56
Pro forma earnings per common share, diluted	0.60	0.55

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Transactions Recognized Separately from the Mt. Holly acquisition
As part of the acquisition, we recognized certain transactions as separate and apart from the business combination with Mt. Holly. The Mt. Holly smelter tolled alumina for its partners and so had no alumina supply of its own. Upon the purchase, we negotiated with Alcoa to purchase $14,880 of alumina inventory under two separate alumina supply agreements. We believe the price paid under these agreements was equivalent to a market rate that would be paid by a market participant. Contract prices were based on published alumina price indexes.

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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels. There were no transfers between Level 1 and 2 during the periods presented. There were no transfers into or out of Level 3 during the periods presented. It is our policy to recognize transfers into and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis by the level of input.

Recurring Fair Value Measurements	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$119,194	$—	$—	$119,194
Trust assets	5,998	—	—	5,998
Surety bonds	1,870	—	—	1,870
TOTAL	$127,062	$—	$—	$127,062

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$137,712	$—	$—	$137,712
Trust assets	8,067	—	—	8,067
Surety bonds	1,987	—	—	1,987
TOTAL	$147,766	$—	$—	$147,766

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table shows the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,
	2015			2014
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(56,112)			$50,405
Amount allocated to common stockholders	100.00%			91.81%
Basic EPS:
Net income (loss) allocated to common stockholders	(56,112)	86,907	$(0.65)	46,277	88,827	$0.52
Effect of Dilutive Securities:
Share-based compensation plans	—	—		—	705
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$(56,112)	86,907	$(0.65)	$46,277	89,532	$0.52

	For the nine months ended September 30,
	2015			2014
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(16,230)			$50,645
Amount allocated to common stockholders	100.00%			91.79%
Basic EPS:
Net income (loss) allocated to common stockholders	(16,230)	87,524	$(0.19)	46,487	88,777	$0.52
Effect of Dilutive Securities:
Share-based compensation plans	—	—		—	595
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$(16,230)	87,524	$(0.19)	$46,487	89,372	$0.52

Securities excluded from the calculation of diluted EPS:	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Stock options (1)	317,266	338,433	327,599	344,433
Service-based share awards (1)	646,128	—	599,001	—

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
Stock Repurchase Program
In August 2011, our Board of Directors approved a $60,000 common stock repurchase program. In 2015, our Board expanded the repurchase program by approving an additional $70,000, increasing the authorization to repurchase up to $130,000. From August 2011 through September 30, 2015, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. There were no share repurchases for the three months ended September 30, 2015. During the nine months ended September 30, 2015, we repurchased 2,400,000 shares of common stock for an aggregate purchase price of $36,352. At September 30, 2015, we had approximately $43,724 remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the nine months ended September 30, 2015 and 2014.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	2,400,000	(2,400,000)
Conversion of convertible preferred stock	(1,146)	—	114,524
Issuance for share-based compensation plans	—	—	152,597
Ending balance as of September 30, 2015	76,995	7,186,521	86,931,703

Beginning balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(950)	—	95,039
Issuance for share-based compensation plans	—	—	132,554
Ending balance as of September 30, 2014	78,670	4,786,521	88,937,870

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

8.	Income taxes
We recorded an income tax benefit for the three months ended September 30, 2015 of $2,161 and income tax expense of $12,205 for the nine months ended September 30, 2015 respectively, which primarily consisted of foreign and state income taxes. Our domestic and certain foreign deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance.
We recorded income tax expense for the three and nine months ended September 30, 2014 of $6,444 and $7,004, respectively, which primarily consisted of foreign and state income taxes.
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
As of September 30, 2015, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

9.	Inventories

Inventories consist of the following:	September 30, 2015	December 31, 2014
Raw materials	$78,066	$78,599
Work-in-process	49,597	33,941
Finished goods	18,412	19,969
Operating and other supplies	152,784	150,971
Total inventories	$298,859	$283,480
Inventories are stated at the lower of cost or market.

10.	Debt

	September 30, 2015	December 31, 2014
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,822 and $3,112, respectively, interest payable semiannually	247,178	246,888
Total	$254,993	$254,703

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2015 was 0.22%.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (collectively, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG and BNP Paribas, as lenders, are parties to an Amended and Restated Loan and Security Agreement, dated May 24, 2013 (as amended, the "U.S. revolving credit facility"). The U.S. revolving credit facility has a term through June 26, 2020 and provides for borrowings of up to $150,000 in the aggregate, including up to $110,000 under a letter of credit sub-facility. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of accounts receivable and inventory of the borrowers which meet the eligibility criteria.
Status of our U.S. revolving credit facility:

September 30, 2015
Credit facility maximum amount	$150,000
Borrowing availability, net of outstanding letters of credit	50,026
Outstanding borrowings	—
Letter of credit sub-facility amount	110,000
Outstanding letters of credit issued	63,005
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
Covenants. The U.S. revolving credit facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, as well as a springing financial covenant that requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15,000. As of September 30, 2015, we were in compliance with all such covenants and our fixed charge coverage ratio was greater than 1.1 to 1.0.
Iceland Revolving Credit Facility

General. Nordural Grundartangi ehf ("Grundartangi"), as borrower, and Landsbankinn hf., as lender, entered into a $50,000 Committed Revolving Credit Facility agreement (the "Iceland revolving credit facility"), dated November 27, 2013. Grundartangi may in the future use the Iceland revolving credit facility to repay existing indebtedness or to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 27, 2016.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Status of our Iceland revolving credit facility:

September 30, 2015
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

E.ON contingent obligation
The E.ON contingent obligation consists of the aggregate E.ON payments made to Big Rivers Electric Corporation ("Big Rivers") on behalf of Century Kentucky, Inc. ("CAKY") that are in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy, a member cooperative of Big Rivers (the "Big Rivers Agreement"). Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum. When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.
Based on the LME forward market prices for primary aluminum at September 30, 2015 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, we recorded a gain of $1,059 and $1,059 in net gain on forward and derivative contracts for the nine months ended September 30, 2015 and 2014, respectively. In addition, we recorded interest of $(1,059) and $(1,059) in interest expense for the nine months ended September 30, 2015 and 2014, respectively. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.

We classified the E.ON contingent obligation within Level 3 of the fair value hierarchy as its fair value was determined with inputs that are not readily observable in the market. The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	September 30, 2015	December 31, 2014
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(6,350)	(5,291)
E.ON contingent obligation – derivative asset	Other liabilities	19,252	18,193
		$—	$—

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,419 and $1,101 at September 30, 2015 and December 31, 2014, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through September 30, 2015, we have expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa in 1995.
In December 2010, Century was among several defendants named in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims. In August 2015, the Superior Court of the Virgin Islands, Division of St. Croix denied the motions to dismiss but ordered all plaintiffs to refile individual complaints. At this time, it is not practicable to predict the ultimate outcome of or to estimate a range of possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.

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
In January 2010, the USW filed a motion for preliminary injunction to prevent us from implementing any modifications to the retiree medical benefits while these lawsuits are pending, which was dismissed by the trial court, and affirmed upon appeal. CAWV filed a motion for summary judgment of these actions which motion was granted on September 9, 2015. The decision of the court is currently being appealed by the USW to the Court of Appeals for the 4th Circuit.
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
Mt. Holly
Mt. Holly has a power purchase agreement (the "Santee Cooper Agreement") with the South Carolina Public Service Authority ("Santee Cooper") with an effective term through December 2015.  The Santee Cooper Agreement provides power for Mt. Holly’s full production capacity requirements at prices based on published rate schedules (which are subject to change), with adjustments for fuel prices and other items.  The Santee Cooper Agreement restricts Mt. Holly’s ability to reduce its power consumption (or the associated payment obligations) below contracted levels.
On October 22, 2015, we issued a notice to employees at our Mt. Holly, South Carolina aluminum smelter of our intent to curtail the Mt. Holly plant operations by no later than December 31, 2015, when our current power contract at Mt. Holly expires, if we are unable to secure a competitively priced power arrangement to deliver energy to the plant. The announcement was made pursuant to the federal Working Adjustment and Retraining Notification Act (WARN).
Grundartangi
Grundartangi has power purchase agreements with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter.  These power purchase agreements, which will expire on various dates from 2019 through 2036 (subject to extension), provide power at LME-based variable rates.  Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
In June 2012, Grundartangi entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Grundartangi with supplemental power, as Grundartangi may request from time to time, at LME-based variable rates. Grundartangi has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of September 30, 2015, these power prepayments totaled approximately $1,792.
Helguvik
Nordural Helguvik ehf ("Helguvik") has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The power purchase agreements contain certain conditions to HS’s and OR’s obligations. HS and OR have alleged that certain of these conditions

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

have not been satisfied.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  In July 2014, HS commenced arbitration proceedings against Helguvik seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. Helguvik believes HS' renewed claims are without merit and intends to defend itself against them. Helguvik is in discussions with OR with respect to such conditions and other matters pertaining to these agreements.

In June 2014, Helguvik entered into a supplemental power contract with OR. The supplemental power contract will expire in October 2036 (or upon the occurrence of certain earlier events) and will provide Grundartangi or Helguvik with supplemental power at LME-based rates, as may be requested from Grundartangi or Helguvik from time to time.
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
53% of our U.S. based work force is represented by the USW. In June 2015, CAKY entered into a new collective bargaining agreement with the USW for its employees at the CAKY smelter. The agreement is effective through April 1, 2020. In July 2014, Century Sebree entered into a new collective bargaining agreement with the USW for its employees at the Sebree smelter.  The agreement is effective through October 28, 2019. The labor agreement for CAWV’s Ravenswood plant employees represented by the USW expired on August 31, 2010.

12.	Forward delivery contracts and financial instruments
As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices. From time to time we enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
Forward Physical Delivery Agreements
Primary Aluminum Sales and Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Grundartangi Metal Agreement	Glencore	All primary aluminum produced at Grundartangi, net of tolling and other sales commitments	January 1, 2014 through December 31, 2017	Variable, based on LME and European Duty Paid premium
Glencore U.S. Aluminum Sales Agreement	Glencore	Substantially all of the primary aluminum produced in North America	January 1, 2015 through December 31, 2016	Variable, based on LME and Midwest premium and product premiums, as applicable
Glencore Toll Agreement	Glencore	90,000 tonnes per year ("tpy")	Through July 2016	Variable, based on LME and European Duty Paid premium

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Apart from the Glencore Grundartangi Metal Agreement, the Glencore U.S. Aluminum Sales Agreement and the Southwire Metal Agreement (which expired at the end of 2014), we had the following forward delivery contractual commitments:
Other forward delivery contracts

	September 30, 2015	December 31, 2014
	(in tonnes)
Other forward delivery contracts – total	6,486	6,108
Other forward delivery contracts – Glencore	—	4,058
We had no significant outstanding primary aluminum forward financial sales contracts or significant fixed price forward financial contracts to purchase aluminum at September 30, 2015.

13.	Supplemental cash flow information

	Nine months ended September 30,
	2015	2014
Cash paid for:
Interest	$9,396	$9,684
Income/withholding taxes (1)	13,921	10,079
Non-cash investing activities:
Accrued capital costs	$2,155	$663

(1)
We paid withholding taxes of $8,388 and $5,491 in Iceland on intercompany dividends during the nine months ended September 30, 2015 and 2014, respectively. Our tax payments in Iceland for withholding taxes, income taxes and any associated refunds are denominated in Icelandic kronur ("ISK").

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
The reconciliation of the changes in the asset retirement obligations is presented below:

	Nine months ended September 30, 2015	Year ended December 31, 2014
Beginning balance, ARO liability	$36,950	$27,113
Additional ARO liability incurred	3,723	2,548
ARO liabilities settled	(5,206)	(4,731)
Accretion expense	1,360	1,517
Adjustments	(1,886)	—
ARO liability from Mt. Holly acquisition	—	10,503
Ending balance, ARO liability	$34,941	$36,950

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date and will be initially recognized in the period in which sufficient information exists to estimate their fair value.
15.Components of accumulated other comprehensive loss

	September 30, 2015	December 31, 2014
Defined benefit plan liabilities	$(111,560)	$(128,664)
Unrealized loss on financial instruments	(1,389)	(1,249)
Other comprehensive loss before income tax effect	(112,949)	(129,913)
Income tax effect (1)	11,083	12,231
Accumulated other comprehensive loss	$(101,866)	$(117,682)
(1)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	September 30, 2015	December 31, 2014
Defined benefit plan liabilities	$11,639	$12,812
Unrealized loss on financial instruments	(556)	(581)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, July 1, 2015	$(96,335)	$—	$(1,907)	$(98,242)
Other comprehensive income before reclassifications	(4,114)	—	—	(4,114)
Net amount reclassified to net loss	529	—	(39)	490
Balance, September 30, 2015	$(99,920)	$—	$(1,946)	$(101,866)

Balance, July 1, 2014	$(77,843)	$(12,266)	$(1,755)	$(91,864)
Other comprehensive income (loss) before reclassifications	—	(17)	—	(17)
Net amount reclassified to net income	(98)	—	(38)	(136)
Balance, September 30, 2014	$(77,941)	$(12,283)	$(1,793)	$(92,017)

Balance, December 31, 2014	$(115,852)	$—	$(1,830)	$(117,682)
Other comprehensive income before reclassifications (1)	13,928	—	—	13,928
Net amount reclassified to net income	2,004	—	(116)	1,888
Balance, September 30, 2015	$(99,920)	$—	$(1,946)	$(101,866)

Balance, December 31, 2013	$(77,921)	$(12,232)	$(1,679)	$(91,832)
Other comprehensive income (loss) before reclassifications	440	(51)	—	389
Net amount reclassified to net loss	(460)	—	(114)	(574)
Balance, September 30, 2014	$(77,941)	$(12,283)	$(1,793)	$(92,017)

(1)	The gain in other comprehensive income before reclassifications is due to a plan remeasurement related to our labor negotiations, census and other actuarial adjustments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		For the three months ended September 30,		For the nine months ended September 30,
AOCI Components	Location	2015	2014	2015	2014
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$669	$308	$2,422	$924
	Selling, general and administrative expenses	252	142	755	427
	Income tax expense	(392)	(548)	(1,173)	(1,811)
	Net of tax	$529	$(98)	$2,004	$(460)

Unrealized loss on financial instruments	Cost of goods sold	$(47)	$(46)	$(140)	$(139)
	Income tax expense	8	8	24	25
	Net of tax	$(39)	$(38)	$(116)	$(114)

16.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$2,074	$1,333	$5,287	$3,999
Interest cost	3,348	2,871	10,003	8,612
Expected return on plan assets	(5,262)	(3,550)	(16,025)	(10,648)
Amortization of prior service costs	28	9	83	27
Amortization of net loss	1,025	477	3,049	1,430
Curtailment	377	—	365	—
Net periodic benefit cost	$1,590	$1,140	$2,762	$3,420

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$468	$397	$1,517	$1,191
Interest cost	1,542	1,603	4,523	4,809
Amortization of prior service cost	(1,007)	(961)	(2,929)	(2,883)
Amortization of net loss	874	925	2,973	2,777
Net periodic benefit cost	$1,877	$1,964	$6,084	$5,894
Employer contributions
During the nine months ended September 30, 2015, we made contributions of $3,551 to the qualified defined benefit plans we sponsor.

17.	Subsequent events
On October 22, 2015, we issued a notice to employees at our Mt. Holly, South Carolina aluminum smelter of our intent to curtail the Mt. Holly plant operations by no later than December 31, 2015, when our current power contract at Mt. Holly

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

expires, if we are unable to secure a competitively priced power arrangement to deliver energy to the plant. The announcement was made pursuant to the federal Working Adjustment and Retraining Notification Act (WARN).
On October 30, 2015, we issued a notice to employees at our Sebree, Kentucky aluminum smelter of our intent to curtail one of its three potlines by December 31, 2015. The announcement was made pursuant to WARN.

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
Forward-looking statements in this quarterly report and in our other reports filed with the Securities Exchange Commission (the "SEC"), for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•	Our business objectives, plans, strategies and initiatives, including our ability to achieve productivity improvements or cost reductions;

•
Our plans and expectations with respect to closure of our Ravenswood, West Virginia smelter, and the curtailment and/or future operation of our other domestic assets, including our Hawesville, Mt. Holly and Sebree smelters;

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Century Aluminum issues WARN Notice at Sebree, KY smelter
On October 30, 2015, we issued a notice to employees at our Sebree, Kentucky aluminum smelter of our intent to curtail one of its three potlines by December 31, 2015. The announcement was made pursuant to the federal Working Adjustment and Retraining Notification Act (WARN).
Century Aluminum issues WARN Notice at Mt. Holly, SC smelter
On October 22, 2015, we issued a notice to employees at our Mt. Holly, South Carolina aluminum smelter of our intent to curtail the Mt. Holly plant operations by no later than December 31, 2015, when our current power contract at Mt. Holly expires, if we are unable to secure a competitively priced power arrangement to deliver energy to the plant. The announcement was made pursuant to WARN.
Century Aluminum announces continued operation of two potlines at Hawesville, KY smelter
On September 30, 2015, we announced that we expect to continue to operate our Hawesville, KY aluminum smelter at approximately 40% of capacity (two potlines) following October 24, 2015. We had previously announced our intent to curtail 100% of our Hawesville operations beginning on October 24, 2015, but now will only reduce operations to approximately 40% of capacity.
Century Aluminum announces cost reduction and cash preservation program
On August 6, 2015, we announced a cost reduction and cash preservation program in response to weak primary aluminum market conditions.  The program includes capacity curtailment; reductions in headcount, operating expenses and capital expenditures; and working capital liquidation.  We will continue to explore further cost reduction and cash preservation opportunities.  As a result of the cost reduction programs, we incurred severance-related charges of $1.2 million to be substantially settled in the second half of 2015.
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

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
NET SALES:
Related parties	$428,018	$324,775	$1,517,428	$898,931
Third-party customers	26,522	175,857	48,514	480,872
Total net sales	$454,540	$500,632	$1,565,942	$1,379,803
Gross profit (loss)	$(42,423)	$75,714	$60,014	$112,460
Net income (loss)	$(56,112)	$50,405	$(16,230)	$50,645
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.65)	$0.52	$(0.19)	$0.52

SHIPMENTS - PRIMARY ALUMINUM

	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2015
3rd Quarter	149,187	$304,948	60,939	$116,919	20,914	$26,226
2nd Quarter	157,373	371,898	50,056	110,083	26,521	37,858
1st Quarter	169,306	421,141	45,967	112,662	29,985	46,617
Total	475,866	$1,097,987	156,962	$339,664	77,420	$110,701
2014
3rd Quarter	143,338	$353,246	38,056	$85,117	36,820	$60,032
2nd Quarter	143,439	325,650	39,593	82,328	33,012	48,441
1st Quarter	136,532	296,889	36,764	74,370	33,489	47,185
Total	423,309	$975,785	114,413	$241,815	103,321	$155,658

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2015	2014	$ Difference	% Difference
Three months ended September 30,	$454.5	$500.6	$(46.1)	(9.2)%
Nine months ended September 30,	$1,565.9	$1,379.8	$186.1	13.5%

During the three months ended September 30, 2015, higher shipment volumes, due to the acquisition of the Mt. Holly smelter on December 1, 2014 and a shift from toll to direct sales at Grundartangi, had a positive impact on net sales of $44.8 million. Lower price realization had a negative impact on net sales of $90.9 million. Direct shipments from our four operating smelters increased 28,732 tonnes in the three months ended September 30, 2015 compared to the same period in 2014. Toll shipments decreased 15,906 tonnes relative to the same period last year.

During the nine months ended September 30, 2015, higher shipment volumes, due to the acquisition of the Mt. Holly smelter on December 1, 2014 and a shift from toll to direct sales at Grundartangi, had a positive impact on net sales of $188.2 million. Lower price realization had a negative impact on net sales of $2.1 million. Direct shipments from our four operating smelters increased 95,106 tonnes in the nine months ended September 30, 2015 compared to the same period in 2014. Toll shipments decreased 25,901 tonnes relative to the same period last year.

Gross profit (loss) (in millions)	2015	2014	$ Difference	% Difference
Three months ended September 30,	$(42.4)	$75.7	$(118.1)	(156.0)%
Nine months ended September 30,	$60.0	$112.5	$(52.5)	(46.7)%
During the three months and nine months ended September 30, 2015, gross profit was negatively impacted by lower price realization, unfavorable alumina pricing, the write down of our inventories to the current market value below its cost basis, and the labor disruption at our Hawesville facility. For the same periods, gross profit was favorably impacted by volume due to the acquisition of Mt. Holly.

Lower sales price realizations had a negative impact on gross profit of $90.9 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. The contribution to gross profit from increased sales volume had a favorable impact on gross profit of $8.0 million and $25.4 million for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2015, alumina prices negatively impacted gross profit by $21.6 million and $59.0 million, respectively. For 2015, we agreed to price all of the purchases under our alumina supply agreement with Glencore based on a published alumina market index. For 2014, a majority of our purchases were indexed to the LME price for primary aluminum at index rates below 2015 market rates under a long-term alumina purchase agreement that expired December 31, 2014.

Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations can have a significant impact on cost of goods sold and gross profit in any period. On average, our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the basis for inventory as it turns in subsequent periods.

As of December 31, 2014, the market value of our inventory was above its cost basis requiring no valuation adjustment. As of June 30, 2015, the market value of our inventory was below its cost basis with a lower of cost or market (“LCM”) valuation adjustment of $25.7 million. During the three months ended September 30, 2015 inventory with a $25.7 million market valuation adjustment was consumed into cost of goods sold at the lower basis. As of September 30, 2015, the market value of our inventory was below its cost basis, resulting in the recording of valuation adjustment and a charge to cost of goods sold of $31.0 million. As of December 31, 2013, the market value of our inventory was below its cost basis with an LCM valuation adjustment of $1.2 million. During the three months ended March 31, 2014, inventory with a $1.2 million market valuation adjustment was consumed into cost of goods sold at the lower basis. The net impact of the market valuation adjustments on the 2015 and 2014 comparative results is a decrease in gross profit of $5.3 million for the three month period and a decrease in gross profit of $32.2 million for the nine month period.

From May 12, 2015 until June 15, 2015, the Hawesville facility experienced a labor disruption relating to the negotiation of a new collective bargaining agreement with the bargaining unit employees at the facility. During the labor disruption, Century’s salaried employees and temporary replacement workers operated the facility. A new collective bargaining agreement for the facility was ratified on June 11, 2015 and bargaining unit employees returned to the facility on June 15, 2015. Century incurred direct expenses of $1.4 million and $13.1 million in the three and nine months ended September 30, 2015, respectively, for such things as replacement workers, internal payroll, security, supplies, services and legal fees, net of labor cost savings, during the labor disruption.

In addition to the cost increases discussed above, during the three months ended September 30, 2015, net cost at our smelters increased $6.9 million relative to the same period in 2014, comprised of: lower costs for power and natural gas, $18.9 million; increased costs at our casting operations to support our increased presence in the value-added business, $10.5 million and other cost increases of $15.3 million. During the nine months ended September 30, 2015, we experienced $23.0 million in net cost decreases at our smelters relative to the same period in 2014, comprised of: lower costs for power and natural gas, $86.5 million; increased costs at our casting operations to support our increased presence in the value-added business, $29.3 million and other cost increases of $34.2 million.

The results for the nine months ended September 30, 2014 included $5.5 million of amortization credit related to the purchase accounting for the Sebree smelter.

Selling, general and administrative expenses (in millions)	2015	2014	$ Difference	% Difference
Three months ended September 30,	$11.6	$12.1	$(0.5)	(4.1)%
Nine months ended September 30,	$33.5	$32.8	$0.7	2.1%
During the nine months ended September 30, 2015, selling, general and administrative expenses were greater than the same period last year primarily due to charges related to the separation of a former senior executive.

Ravenswood impairment (in millions)	2015	2014	$ Difference	% Difference
Three months ended September 30,	$—	$—	$—	N/A
Nine months ended September 30,	$30.9	$—	$30.9	N/A
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

Unrealized gain on fair value of contingent consideration (in millions)	2015	2014	$ Difference	% Difference
Three months ended September 30,	$1.5	$—	$1.5	N/A
Nine months ended September 30,	$18.3	$—	$18.3	N/A
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly. The purchase agreement provides for a post-closing payment based on changes in the Midwest Transaction Price and production levels at Mt. Holly during the applicable measuring period. The measurement period for this potential payment ends on December 31, 2015. For the three and nine months ended September 30, 2015, we recorded unrealized gains of $1.5 million and $18.3 million, respectively, on the fair value of contingent consideration, primarily related to decreases in the Midwest premium and the forward curve for the LME price of primary aluminum. See Note 4 Business acquisitions to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2015	2014	$ Difference	% Difference
Three months ended September 30,	$2.2	$(6.4)	$8.6	134.4%
Nine months ended September 30,	$(12.2)	$(7.0)	$(5.2)	(74.3)%
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
Our consolidated cash and cash equivalents balance at September 30, 2015 was approximately $123 million compared to approximately $163 million at December 31, 2014.
Availability Under Our Credit Facilities
We and certain of our direct and indirect subsidiaries are party to a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150 million in the aggregate, including up to $110,000 under a letter of credit sub-facility (the "U.S. revolving credit facility"). We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). Our U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2016.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. As of September 30, 2015, our credit facilities had approximately $100 million of net availability, after consideration of our outstanding letters of credit. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. We did not have a material amount of borrowings and repayments under our credit facilities for the nine months ended September 30, 2015.
As of September 30, 2015, we had approximately $63 million of letters of credit outstanding under our U.S. revolving credit facility with 74% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments. With the acquisition of Mt. Holly, Santee Cooper required us to post a letter of credit to secure our power obligations under the existing power contract. As of September 30, 2015, we had a $32 million letter of credit with Santee Cooper, which decreases automatically on a monthly basis by an amount between $4 and $6 million until the letter of credit expires in February 2016. The existing power contract at Mt. Holly expires on December 31, 2015 and, to date, we have been unable to reach an agreement for the delivery of power to Mt. Holly following such date. On October 22, 2015, we issued a notice to Mt. Holly employees of our intent to curtail 100% of the Mt. Holly smelter operations by no later than December 31, 2015 if a competitively priced power arrangement has not been secured. Our letter of credit obligations with respect to power at Mt. Holly will depend on whether we are successful in securing a power arrangement following December 31, 2015 or, alternatively, if production is curtailed.
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

Acquisitions
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash subject to working capital and several other adjustments. The acquisition was funded with available cash on hand.
In addition, the purchase agreement provides for a post-closing cash payment to be made following December 31, 2015 based on changes in the Midwest Transaction Price between July 2, 2014 and December 31, 2015 and production levels at Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by Century to Alcoa is $22.5 million and by Alcoa to Century is $12.5 million. Based on current market conditions, we estimate that Alcoa would be obligated to pay Century $12.5 million in the first quarter of 2016 for this post-closing payment. See Note 4 Business acquisitions to the consolidated financial statements included herein for additional information.
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2015, the principal and accrued interest for the E.ON contingent obligation was $19.3 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2015 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments. See Note 10 Debt to the consolidated financial statements included herein for additional information.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. The remaining contributions under this agreement are approximately $9.6 million, of which approximately $3.7 million and $4.0 million were scheduled to be made in 2014 and 2015, respectively. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In 2014 and 2015, we elected to defer contributions under the PBGC agreement and have provided the PBGC with the appropriate security. In March 2015, we made a prepayment of the deferred PBGC contributions of $1.1 million.
In addition to the contributions required pursuant to the PBGC settlement, we expect to make contributions of $5.9 million to our qualified defined benefit plans and an unqualified supplemental executive retirement benefits ("SERB") plan. Through September 30, 2015, we made contributions of $4.9 million. We made a contribution to the Mt. Holly defined benefit plan of $34.6 million to satisfy our pension plan funding obligations under the Stock Purchase Agreement. See Note 4 Business acquisitions.
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
In May 2015, we paid Icelandic withholding taxes on intercompany dividends of approximately $8.4 million, which we anticipate will be refunded in November 2016. During 2014, we paid Icelandic withholding taxes on intercompany dividends of approximately $5.5 million, which we anticipate will be refunded in November 2015. The withholding taxes and associated refunds are payable in Icelandic kronur ("ISK") and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared to the ISK.

In August 2011, our Board of Directors approved a $60 million common stock repurchase program. In 2015, our Board expanded the repurchase program by approving an additional $70 million, increasing the authorization to repurchase up to $130 million. Through September 30, 2015, we had expended approximately $86.3 million under the program and repurchased 7.2 million common shares. During the nine months ended September 30, 2015, we repurchased 2.4 million common shares for $36.4 million. At September 30, 2015, we had approximately $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital expenditures for the nine months ended September 30, 2015 were $47.6 million. We believe total capital spending in 2015 will be approximately $60 million, primarily related to our ongoing expansion project at Grundartangi, our restart of the second furnace at Vlissingen and other investment projects at our North American facilities.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12.3 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be less than $0.5 million per year until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
Adjusted EBITDA
We believe the presentation of adjusted EBITDA is a useful measure to help investors evaluate our capacity to fund our ongoing cash operating requirements, including capital expenditures and debt service obligations. Adjusted EBITDA should not be considered as a substitute for operating income (loss) as determined in accordance with GAAP.
The following table includes a reconciliation of operating income (loss) to the most comparable GAAP financial measure, adjusted EBITDA.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating income (loss)	$(55,526)	$62,151	$(10,602)	$73,929
Depreciation	19,406	17,641	55,815	52,784
Ravenswood closure	365	—	31,215	—
Sebree power contract amortization	—	—	—	(5,534)
Non-cash inventory adjustments	5,324	—	31,013	(1,247)
Hawesville labor disruption	1,400	—	13,113	—
Hawesville partial curtailment	2,900	—	2,900	—
Severance	1,200	—	1,200	—
Litigation items	—	—	1,000	3,600
Adjusted EBITDA	$(24,931)	$79,792	$125,654	$123,532
Historical
Our statements of cash flows for the nine months ended September 30, 2015 and 2014 are summarized below:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$32,509	$97,714
Net cash used in investing activities	(36,423)	(39,938)
Net cash used in financing activities	(36,352)	(8,454)
Change in cash and cash equivalents	$(40,266)	$49,322
Net cash provided by operating activities for the nine months ended September 30, 2015 was $32.5 million, compared to $97.7 million for the nine months ended September 30, 2014. Significant items contributing to decreases in cash provided by operating activities include: a decrease in net income of $66.9 million, a cash payment of $34.6 million for pension funding obligations related to our purchase of Mt. Holly and the unrealized gain on fair value of contingent consideration of $18.3 million. Significant items partially offsetting the decreases include: a lower of cost or market inventory adjustment of $32.3 million and the Ravenswood impairment charge of $30.9 million.
Our net cash used in investing activities for the nine months ended September 30, 2015 was $36.4 million, compared to $39.9 million for the nine months ended September 30, 2014. We received the economic and working capital adjustments of $11.3 million from Alcoa related to the acquisition of Mt. Holly and capital expenditures increased by $8.2 million compared to 2014.
Our net cash used in financing activities for the nine months ended September 30, 2015 was $36.4 million, compared to $8.5 million for the nine months ended September 30, 2014. The change was primarily related to repurchases of $36.4 million of common stock in 2015 related to our share repurchase program partially offset by $6.0 million in net paydowns on our revolving line of credit in 2014.

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
Apart from the Glencore Grundartangi Metal Agreement, the Glencore U.S. Aluminum Sales Agreement and the Southwire Metal Agreement (which expired at the end of 2014), we had the following forward delivery contractual commitments:
Other Forward Delivery Contracts

	September 30, 2015	December 31, 2014
	(in tonnes)
Other forward delivery contracts – total	6,486	6,108
Other forward delivery contracts – Glencore	—	4,058
We had no significant outstanding primary aluminum forward financial sales contracts or significant fixed price forward financial contracts to purchase aluminum at September 30, 2015.

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

The following table provides electrical power price sensitivity by location and assumes operating at full capacity:

Electrical power price sensitivity by location:
	Hawesville (1)	Sebree	Total
Expected average load (in megawatts ("MW"))	482	385	867
Quarterly estimated electrical power usage (in megawatt hours ("MWh"))	1,055,580	843,150	1,898,730
Quarterly cost impact of an increase or decrease of $1 per MWh (in thousands)	$1,100	$800	$1,900
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	7,594,920
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$7,600
(1) The operations at Hawesville are currently operating at approximately 40% of full capacity.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On December 1, 2014, we acquired the remaining interest in the Mt. Holly smelter and we are currently in the process of extending our internal control over financial reporting to Mt. Holly's operations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at September 30, 2015, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.

The following is an update to certain of the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Other than the following update, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are unable to enter into a new power contract for Mt. Holly, we may be unable to operate Mt. Holly at a profitable level or at all.

Mt. Holly purchases power pursuant to a power purchase agreement (the "Santee Cooper Agreement") with the South Carolina Public Service Authority ("Santee Cooper"). The term of the Santee Cooper Agreement expires on December 31, 2015. To date, we have been unable to reach an agreement with Santee Cooper to deliver power to Mt. Holly following December 31, 2015 and on October 22, 2015 we issued a notice to Mt. Holly employees of our intent to curtail 100% of the Mt. Holly smelter operations by no later than December 31, 2015 if a competitively priced power arrangement has not been secured. Closure of the Mt. Holly facility would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, the ongoing uncertainty regarding the future operation of Mt. Holly may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not Mt. Holly is ultimately closed. We may need to take actions to terminate certain customer and supply contracts or curtail individual potlines in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Curtailment of aluminum production at our facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.

Recent significant declines in the aluminum price have caused us to partially curtail production at our Hawesville, Kentucky smelter, which is currently operating at approximately 40% of capacity, and we have also announced our intent to curtail one potline at our Sebree, Kentucky smelter by December 31, 2015. There can be no assurance that continued deterioration in the price of aluminum will not result in additional production curtailments at our U.S. facilities. Furthermore, on October 22, 2015, we announced our intent to curtail 100% of the Mt. Holly smelter operations by no later than December 31, 2015 if a competitively priced power arrangement has not been secured.
Curtailing production requires us to incur substantial expenses, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing aluminum production.
 If we are unable to realize the intended cost saving effects of any production curtailment, we may have to seek bankruptcy protection for some or all of our subsidiaries; we could also be forced to divest some or all of these subsidiaries.  If we were to seek bankruptcy protection for any of these subsidiaries, we would face additional risks.  Such action could cause concern among our customers and suppliers, distract our management and our other employees and subject us to increased risks of lawsuits.  Other negative consequences could include negative publicity, which could have an impact on the trading price of our securities and affect our ability to raise capital in the future.

Any curtailments of our operations, or actions taken to seek bankruptcy protection or divest some or all of our subsidiaries, could have a material adverse effect on our business, financial position, results of operations and liquidity.

Certain of our raw material and services contracts contain "take-or-pay" obligations.

We have obligations under certain contracts to take-or-pay for specified raw materials or services over the term of those contracts regardless of our operating requirements.  Even though we have curtailed production at our Hawesville smelter to 40% of production capacity and to the extent that we curtail production at our other U.S. operations, including Mt. Holly or Sebree, we continue to be obligated under these contracts which reduces the cost savings advantages of curtailing unprofitable aluminum production. Our financial position and results of operations may also be adversely affected by the market price for such materials or services as we will continue to incur costs under these contracts to meet or settle our contractual take-or-pay obligations.  If we were unable to use such materials or services in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for such materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.

We may be required to write down the book value of certain assets.

We perform various analyses related to the carrying value of various assets whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given changes in the extent and manner our assets are being used, changes in certain factors critical to our industry, as well as recent global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  For instance, on July 27, 2015 we announced the permanent closure of our Ravenswood, West Virginia smelter which had been idled since 2009. In connection with the permanent closure of Ravenswood we recorded an impairment charge of approximately $30.9 million. The charge included approximately $21.5 million to write down property, plant and equipment to estimated net salvage value and approximately $7.8 million to write down inventory to its net realizable value. If we are unable to reach a competitively priced power arrangement for our Mt. Holly smelter prior to December 31, 2015, or if we decide not to complete the Helguvik project, we may recognize a loss related to all or a portion of the assets of these facilities. Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and increase our accumulated deficit. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Total for quarter ended September 30, 2015	—	$—	—	$43,724,116

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

Century Aluminum Company

Date:	November 4, 2015	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2015	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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