Form 10-K
period 2015-12-31
CENTURY ALUMINUM CO
filed 2016-03-07
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2015, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $423,000,000.  As of February 29, 2016, 87,038,050 shares of common stock of the registrant were issued and outstanding.
 Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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

•
Our business objectives, strategies and initiatives, including our ability to achieve expected production levels, productivity improvements or cost reductions, and our competitive position and prospects;

•
Our plans and expectations with respect to the disposal of our Ravenswood, West Virginia smelter, and the future operation or potential curtailment of our other U.S. assets, including our Hawesville, Mt. Holly and Sebree smelters;

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

•	Our ability to successfully manage transmission issues and market power price risk and to control or reduce power costs;

•	Our assessment of power pricing and our ability to successfully obtain and/or implement long-term competitive power arrangements for our operations and projects, including at Mt. Holly;

•	Negotiations with labor unions representing our employees;

•	Our ability to successfully produce value-added products at our smelters;

•
Future construction investment and development, including the Helguvik project and our expansion project at Grundartangi, including our ability to secure sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, timing, production capacity and sources of funding;

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking statements cautionary language contained in Item 1A Risk Factors in this Annual Report on Form 10-K, our Quarterly Reports

i

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

ii

PART I
Throughout this Annual Report on Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," the "Company," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current annual primary aluminum production capacity is approximately 1,013,000 tonnes per year ("tpy"), of which 267,000 tpy was curtailed as of December 31, 2015.  We produced approximately 936,000 tonnes of primary aluminum in 2015.
In addition to our primary aluminum assets, we also own a carbon anode production facility located in the Netherlands ("Vlissingen") and hold a 40% interest in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. Carbon anodes are used in the production of primary aluminum and both BHH and Vlissingen currently supply carbon anodes to our smelter in Grundartangi, Iceland.
We operate our business through one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 18 Business segments to the consolidated financial statements included herein.
Century Aluminum Company is a Delaware corporation with principal executive offices located at One South Wacker Drive, Suite 1000, Chicago, Illinois 60606.
Strategic Objective
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
Primary Aluminum Facilities
Overview of Facilities
We operate three U.S. aluminum smelters, in Hawesville, Kentucky ("Hawesville"), Robards, Kentucky ("Sebree") and Mt. Holly, South Carolina ("Mt. Holly"), and one smelter in Grundartangi, Iceland ("Grundartangi"). In July 2015, we announced the permanent closure of our Ravenswood facility, located adjacent to the Ohio River near Ravenswood, West Virginia. Operation of the Ravenswood facility has been curtailed since 2009.
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf, and is our most modern facility. Grundartangi is currently in the process of a multi-year expansion project that has brought the annual capacity from 280,000 tonnes to current capacity of 312,000 tonnes (2015 volume) and is expected to increase annual production capacity to approximately 325,000 tonnes.  Grundartangi produces standard-grade aluminum and a primary foundry alloy product, which is a value-added product that is sold at a premium to standard-grade.
Grundartangi operates under various long-term permits and agreements with the Government of Iceland, local municipalities and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).  In connection with the expansion project, in the fourth quarter of 2015, Grundartangi received a new operating permit that allows annual production of up to 350,000 tonnes.

Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 252,000 tonnes. Hawesville is our largest U.S. smelter and the largest producer of high purity primary aluminum in North America. Four of Hawesville's five potlines are specially configured and operated to produce high purity primary aluminum. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%.  High purity primary aluminum is sold at a premium to standard-purity aluminum.  Hawesville’s specially configured facility is also capable of providing high-conductivity metal used in electrical wire and cable products as well as for certain aerospace applications. In the fourth quarter of 2015, Hawesville curtailed approximately 60% of its capacity. At its reduced capacity, Hawesville is expected to primarily produce high-purity aluminum and provide molten metal to Glencore for ultimate delivery to local customers in 2016.
Sebree
Sebree, located adjacent to the Green River near Robards, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"). Sebree has an annual production capacity of approximately 218,000 tonnes. Sebree produces standard-grade aluminum that is cast into sow and value-added products, including billet, which is a value-added product that is sold at a premium to sow. In 2015, approximately 95% of Sebree's production was value-added products.
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 231,000 tonnes. Mt. Holly is the most recently constructed aluminum reduction facility in the United States. Mt. Holly was operated as a joint venture between CASC and Alcoa until CASC acquired Alcoa's interest in Mt. Holly in December 2014. More information on the acquisition is available in Note 3 Business acquisitions to the consolidated financial statements included herein.
Mt. Holly produces standard-grade aluminum that is cast into tee bars as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade primary aluminum.  The Mt. Holly facility is currently operating at 50% of capacity while CASC pursues a long-term power solution. See "Supply Contracts — Electrical Power Supply Agreements" below for further discussion of our power arrangements at Mt. Holly.
Primary Aluminum Production Capacity
Our primary aluminum smelters and their respective capacities are shown in the following table:

Facility	Location	Operational	Annual Production Capacity (tpy) (1)	Ownership Percentage
Grundartangi (2)	Grundartangi, Iceland	1998	312,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	252,000	100%
Sebree	Robards, Kentucky, USA	1973	218,000	100%
Mt. Holly (3)	Goose Creek, South Carolina, USA	1980	231,000	100%

(1)	The numbers in this column reflect each facility’s highest annual production for the last five fiscal years through and including the fiscal year ended December 31, 2015.

(2)
Grundartangi is currently in the process of a multi-year expansion project that has brought the annual capacity from 280,000 tonnes to current capacity of 312,000 tonnes (2015 volume) and is expected to ultimately increase annual production capacity to approximately 325,000 tonnes.

(3)	In December 2014, we acquired the remaining 50.3% ownership stake in the Mt. Holly facility and now own 100% of the facility.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2010.
Primary Aluminum Projects
Helguvik project
The Helguvik project is a greenfield project for an aluminum reduction facility in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), owned by our wholly-owned subsidiary Nordural Helguvik ehf. Construction of the Helguvik project is currently curtailed. The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland.
We commenced construction of the Helguvik project in June 2008.  In late 2008, we curtailed construction activity and spending on the project in response to the global financial crisis and deterioration of Icelandic economic conditions, including the financial condition of our contracted power suppliers.  Capitalized costs for the project through December 31, 2015 were approximately $148 million. Construction activity and spending on the project remain curtailed pending confirmation from the contracted power suppliers or potentially other power suppliers that they will deliver the required power per an agreed schedule. See "Supply Contracts — Electrical Power Supply Agreements" below for further discussion of our power arrangements at Helguvik.
We currently expect to restart construction activity at Helguvik if and when we are able to achieve a successful resolution of the power supply issues. See Item 1A Risk Factors — "Substantial delay in the completion of, or failure to complete, the Helguvik project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time,” and “— If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.”
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
We have received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment for the proposed Helguvik smelter as well as an Operating License enabling production of up to 250,000 tpy.
Carbon Products Facilities
In addition to our primary aluminum assets, we also own a carbon anode production facility located in Vlissingen, the Netherlands, and a 40% interest in BHH, a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.
Vlissingen
Vlissingen, located in Vlissingen, the Netherlands, is a carbon anode production facility owned and operated by Century Aluminum Vlissingen B.V. Production at Vlissingen, which had been curtailed by its previous owner, was restarted in late 2013 with an initial annual carbon anode production capacity of 75,000 tonnes. In 2015, we completed our project to expand its annual production capacity to 145,000 tonnes.
Baise Haohai Carbon Company, Ltd.
BHH is a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. The facility began operations in 2008. BHH is operated as a joint venture between one of our wholly-owned subsidiaries, which owns a 40% stake in the company, and Guangxi Qiangqiang Carbon Co., Ltd., which holds the remaining 60% ownership interest and is the operator of this facility. The BHH facility has an annual carbon anode production capacity of 180,000 tonnes and an annual cathode baking and graphitization capacity of 20,000 tonnes.
Carbon Anode and Cathode Production Capacity
Our carbon anode and cathode production facilities and their respective capacities are shown in the following table:

Facility	Location	Type	Annual Production Capacity (tpy) (1)	Ownership Percentage
Vlissingen	Vlissingen, the Netherlands	Carbon anodes	145,000	100%
BHH	Guangxi Zhuang, China	Carbon anode, cathode and graphitized products	180,000 anode; 20,000 cathode/graphitized products	40%
(1) The numbers in this column reflect each facility's rated production capacity.
Pricing
Primary aluminum is an internationally traded commodity and its price is effectively determined on the London Metal Exchange (the "LME"), or other exchanges, plus any regional delivery premiums, which are generally posted by authoritative sources, and value-added product premiums, which are negotiated between seller and buyer. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the value of regional delivery and product premiums, as well as the cost of electrical power, raw materials and other operating supplies used in production.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in these items through the use of various fixed-price commitments and financial instruments.
Customer Base
For the year ended December 31, 2015, we derived approximately 96% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore"). Glencore purchases the aluminum we produce for resale to end users.
Glencore purchases substantially all of the aluminum produced at our North American smelters pursuant to that certain sales agreement, effective as of December 31, 2014 (the "U.S. Sales Agreement"). Under the U.S. Sales Agreement, Glencore

purchases our aluminum on a take or pay basis at prices determined by reference to the LME price for primary aluminum, plus the Midwest regional delivery premium (the "Midwest Transaction Price") plus additional negotiated product premiums. The current term of the U.S. Sales Agreement continues through December 31, 2016.
Glencore has also agreed to purchase substantially all primary aluminum produced at Grundartangi from 2014 through 2017 at market prices, less commitments under existing tolling contracts (the "Glencore Grundartangi Metal Agreement").  The price for aluminum delivered to Glencore under the Glencore Grundartangi Metal Agreement is determined by reference to the LME price for primary aluminum, plus the European Duty Paid premium and any applicable product premiums. We are also party to a tolling agreement with Glencore for 90,000 tpy through July 2016. Under this agreement, Glencore provides Grundartangi alumina for processing and receives primary aluminum in return for tolling fees that are based on the price of primary aluminum.
Energy, Key Supplies and Raw Materials
We consume the following key supplies, energy and raw materials in the primary aluminum reduction process:

●	electrical power	●	carbon anodes	●	liquid pitch
●	alumina	●	cathode blocks	●	calcined petroleum coke
●	aluminum fluoride	●	natural gas	●	silicon carbide
Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2015.  We have long-term contracts to attempt to ensure the future availability of many of our cost components. For a description of certain risks related to our raw materials, supplies and labor, see Item 1A Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements
The majority of the alumina required for our operations is supplied by Glencore under long-term alumina supply agreements for variable amounts based on our requirements. A summary of our alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing
Glencore (1)	Variable	Through December 31, 2017	Variable, LME-based
Noranda Alumina LLC ("Noranda")	Approximately 475,000 tpy	Through December 31, 2016	Variable, LME-based

(1)
Under the terms of this agreement, Glencore will provide alumina supply for all of Century's requirements during the contract term, net of the other existing contractual commitments set forth above. For 2015 and 2016, we agreed to price all of our requirements under this agreement based on a published alumina index.

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2019 - 2036	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2018	Variable rate based in part on a fixed price, with fuel cost adjustment clause and in part on natural gas prices
Helguvik	OR	Approximately 25 years from the dates of each phase of power delivery under the respective power agreements	Variable rate based on the LME price for primary aluminum
HS
Electrical power represents the largest component of our cost of goods sold. We may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk, but did not hold any such contracts as of December 31, 2015. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
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
Hawesville. CAKY is party to a power supply arrangement with Kenergy and Big Rivers Electric Company ("Big Rivers") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs incurred by Kenergy. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF Trading North America, LLC ("EDF") replaced Big Rivers as the market participant with MISO under this arrangement.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by Kenergy. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF replaced Big Rivers as our market participant with MISO under this arrangement.
Mt. Holly. CASC's power agreement with the South Carolina Public Service Authority ("Santee Cooper") for power to the Mt. Holly smelter expired on December 31, 2015. Under this contract, 25% of Mt. Holly's electric power requirements was supplied from Santee Cooper's generation at cost-of-service based rates and 75% was supplied from third-party generation at rates based on natural gas prices. In 2015, the third-party generation rates were substantially less than Santee Cooper's cost-of-service rates. On December 18, 2015, CASC reached an agreement with Santee Cooper to operate Mt. Holly at 50% capacity while CASC worked on a long-term solution to access market power for all of Mt. Holly's power supply requirements. Under this agreement, Santee Cooper is continuing to service 25% of the Mt. Holly load at a standard cost-based industrial rate. The remaining 75% of the power required to serve Mt. Holly is sourced from a third party supplier from generation that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2018 but can be terminated by Mt. Holly on 60 days' notice; the current third party supply contract has a term through May 31, 2016. See Item 1A Risk Factors — "If we are unable to enter into a new power contract for Mt. Holly, we may choose, or be forced, or curtail operations at the plant."

Helguvik. Nordural Helguvik ehf is party to power purchase agreements with HS and OR for the provision of power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The agreements contain certain conditions to HS’s and OR’s obligations. HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain of these conditions have not been satisfied.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. In July 2014, HS commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring that the conditions to the power contract have not been fulfilled and that the power contract is therefore no longer valid. Nordural Helguvik ehf is in discussions with both HS and OR with respect to such conditions and other matters pertaining to these agreements. See Item 1A Risk Factors — "If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.”
In June 2014, Nordural Helguvik ehf entered into a supplemental power contract with OR which will expire in October 2036 (or upon the occurrence of certain earlier events) and will provide Grundartangi or Helguvik with supplemental power at LME-based rates, as may be requested from Grundartangi or Helguvik from time to time.
See Note 14 Commitments and contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements. See Item 1A Risk Factors — "If we are unable to procure a reliable source of power, the Helguvik project may not be feasible."

Employees
As of December 31, 2015, we had 1,778 employees.
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree smelters, representing approximately 63% of our total workforce, are represented by labor unions.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2019
Hawesville	USW	Through April 1, 2020
Sebree	USW	Through October 28, 2019
Vlissingen (1)	FME	Through May 1, 2015
(1) Labor contract negotiations are pending with the Federation for the Metal and Electrical Industry ("FME").
84% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. A new agreement was entered into in March 2015 and is effective through December 31, 2019.
100% of Vlissingen's workforce is represented by the FME. The FME negotiates working conditions with trade unions on behalf of its members. The Vlissingen labor agreement expired on May 1, 2015. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the FME regarding the terms of a new agreement.
53% of our U.S. based workforce is represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"). CAKY's Hawesville employees represented by the USW are under a collective bargaining agreement that expires on April 1, 2020. Century Sebree's employees represented by USW are under a collective bargaining agreement that expires on October 28, 2019.
Competition

The market for primary aluminum is global, and demand for aluminum varies widely from region to region.  We compete with U.S. and international companies in the aluminum industry as well as with materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications.
Our Hawesville plant is located adjacent to Southwire, a large purchaser of premium grade, high-purity aluminum for electrical wire and cable products.  This location allows Hawesville to deliver a portion of its production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers. In addition, Hawesville is the largest producer of high purity aluminum in North America.
We believe that the proximity of Iceland to European markets provides a competitive advantage for Grundartangi including logistical benefits and freight savings compared to our competitors outside the European Economic Area ("EEA"). As a member of the EEA, Iceland has duty free access to these European markets. Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest regional delivery premium and providing a competitive advantage in freight costs over our competitors.
For additional information, see Item 1A Risk Factors — "We may be unable to continue to compete successfully in the highly competitive markets in which we operate."

Financial Information about Segments and Geographic Areas
We operate in one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 18 Business segments to the consolidated financial statements included herein.
Environmental Matters
We are subject to various environmental laws and regulations in the countries in which we operate.  We have spent, and expect to continue to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Note 14 Commitments and contingencies to the consolidated financial statements included herein.
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
Because the SEC defines the term “affiliate” broadly, our largest stockholder may be considered an affiliate of the Company despite the fact that the Company has no control over its largest stockholder’s actions or the actions of its affiliates. As such, pursuant to Section 13(r)(1)(D)(iii) of the Exchange Act, the Company hereby discloses the following information provided by our largest stockholder regarding transactions or dealings with entities controlled by the Government of Iran (the “GOI”):
During the year ended December 31, 2015, a non-U.S. affiliate of the largest stockholder of the Company (the "non-U.S. Stockholder Affiliate”) entered into sales contracts for agricultural products for delivery to Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliate performed its obligations under the contract in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliate related to the contract did not exceed the value of USD $49 million for the year ended December 31, 2015. The non-U.S. Stockholder Affiliate does not allocate net profit on a country-by-country or activity-by-activity basis, but estimates that the net profit attributable to the contract would not exceed a small fraction of the gross revenue from such contract. It is not possible to determine accurately the precise net profit attributable to such contract.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act.
Available Information
Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com.  Our website provides access to periodic filings we have made through the EDGAR filing system of the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. We also make available on our website a copy of our code of ethics that applies to all employees and ownership reports filed on Forms 3, 4 and 5 by our directors, executive officers and beneficial owners of more than 10% of our outstanding common stock. Reports that we have filed with the SEC are also available on the SEC website at www.sec.gov.  In addition, we will make available free of charge copies of our Forms 10-K, Forms 10-Q and Forms 8-K upon request.  Requests for these documents can be made by contacting our Investor Relations Department by mail at: One South Wacker Drive, Suite 1000, Chicago, IL 60606, or by phone at: (312) 696-3101.  Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors
The following describes certain of the risks and uncertainties we face that could materially and adversely affect our business, financial condition and results of operation, and cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements.  These risk factors should be considered together with the other risks and uncertainties described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein.  This list of significant risk factors is not all-inclusive or necessarily in order of importance.
Declines in aluminum prices could have a material adverse effect on our earnings and cash flows.
Our operating results depend on the market for primary aluminum. Primary aluminum is a globally traded commodity and its price is effectively determined on the London Metal Exchange (the "LME"), or other exchanges, plus any regional delivery premiums, which are generally posted by authoritative sources, and value-added product premiums, which are negotiated between seller and buyer. Because primary aluminum is a global commodity, the price for aluminum can be volatile and subject to many factors beyond our control. This price volatility is influenced primarily by the global supply-demand balance and other factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. The price of primary aluminum may also be impacted by LME inventory levels. High inventory levels, or the release of such inventory into the market, may cause primary aluminum prices and regional delivery and product premiums to decline.
During 2015, the average LME price for primary aluminum was $1,663 per tonne, compared to $1,867 per tonne in 2014, an 11% decrease year-over-year. Further, the LME price for primary aluminum fell to a low of $1,424 per tonne in November 2015 from a high of $2,114 per tonne in August 2014. The average U.S. Midwest premium decreased from $450 per tonne in 2014 to $279 per tonne in 2015.  European Duty Paid Premiums showed similar price declines. There can be no assurance that recent declines in the price of aluminum will not continue. As a result of such declines in the aluminum price, we made the decision to partially curtail production at our Hawesville, Kentucky smelter in the fourth quarter of 2015. While we continue to operate our Sebree, Kentucky and Grundartangi, Iceland smelters at full capacity, we may consider further curtailments if the price of aluminum continues to decline. There can be no assurance that we will be able to take actions necessary to curtail or otherwise restructure our operations, if these steps are required.
Declines in aluminum prices (and regional delivery, product and other premiums) may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
Continued Chinese excess capacity overhanging the market and increased exports of heavily subsidized and unfairly traded Chinese aluminum products may continue to materially disrupt world aluminum markets causing continued pricing deterioration and, in turn, adversely impacting our sales, margins and profitability.
Declines in aluminum prices in 2015 were in large part due to significant amounts of excess Chinese capacity overhanging the market and increased exports of unfairly traded Chinese aluminum products. Aluminum production in China exceeds demand in China. Rather than rationalizing capacity, however, to match consumption, Central and Provincial Governments support the existing capacity and encourage further expansion. This oversupply has caused world aluminum prices to decrease. At the same time, Chinese exports of this heavily subsidized material have increased significantly putting further downward pressure on aluminum pricing. There can be no assurance that this trend of over-production and high levels of exports out of China will not continue. Continued Chinese over-production and the improper export of heavily subsidized Chinese aluminum products may continue to materially disrupt world aluminum markets resulting in lower prices and, in turn, materially adversely impact our sales, margins and profitability.
Increases in energy costs adversely affect our business.
Electrical power represents the largest component of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.

Each of our Hawesville and Sebree plants receives electricity under market-based electricity contracts. Market-based electricity contracts expose us to market price volatility and fluctuations driven primarily by natural gas prices and weather-influenced electric loads. For 2015, both coal and natural gas prices were relatively low, weather conditions were moderate and the energy prices we realized under these agreements were competitive. However, electrical power prices have fluctuated significantly in recent years (for instance, as a result of extreme weather conditions), without any direct relationship to the price of aluminum. There can be no assurance that our market-based power supply arrangements at Hawesville and Sebree will continue to result in the favorable electricity costs we have recently experienced.
We are currently operating our Mt. Holly smelter at 50% capacity under short-term power arrangements pursuant to which a third-party provider has agreed to provide 75% of the facility’s power needs at market prices through May 31, 2016. If we are unable to secure a longer term power arrangement for Mt. Holly prior to May 31, 2016 on competitive terms we may choose, or be forced, to curtail operations at the plant. See “If we are unable to enter into a new power contract for Mt. Holly, we may choose, or be forced, or curtail operations at the plant.”
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") at prices indexed to the price of primary aluminum.  The agreements contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under each agreement. While none of these agreements expire prior to 2019, following such expiration there can be no assurance that we will be able to secure power for Grundartangi on favorable terms or at all.
Any increase in our electricity and energy prices could have a material adverse effect on our business, financial position, results of operations and liquidity.
If we are unable to enter into a new power arrangement for Mt. Holly, we may choose, or be forced, to curtail operations at the plant.
We are currently operating our Mt. Holly smelter at 50% capacity under short-term power arrangements pursuant to which a third-party provider has agreed to provide 75% of the facility’s power needs at market prices through May 31, 2016. The remaining 25% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost-of-service based rates, significantly above market prices. If we are unable to secure a longer term power contract for Mt. Holly prior to May 31, 2016 on favorable terms, we may choose, or be forced, to fully curtail operations at the plant.
Closure of the Mt. Holly facility would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, the ongoing uncertainty regarding the future operation of Mt. Holly may damage our relationships with our customers, suppliers, employees and other stakeholders and decrease the price we receive for our products, whether or not Mt. Holly is ultimately closed. We may need to take actions to terminate certain customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Curtailment of aluminum production at our facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.
Due to recent significant declines in the aluminum price, we have partially curtailed production at our Hawesville, Kentucky smelter, which is currently operating at approximately 40% of capacity. There can be no assurance that continued deterioration in the price of aluminum or increases in our costs of production will not result in additional production curtailments at Hawesville or any of our other facilities. Furthermore, we are currently operating Mt. Holly at 50% capacity under short-term power arrangements pursuant to which a third-party provider has agreed to provide 75% of the facility’s power needs at market prices through May 31, 2016. The remaining 25% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost-of-service based rates, significantly above market prices. If we are unable to enter into a new power arrangement for Mt. Holly on favorable terms prior to May 31, 2016, we may choose or be forced to fully curtail operations at Mt. Holly.
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
We use large amounts of electricity to produce primary aluminum.  Any loss or disruption of the power supply which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and prolonged losses of power may result in the hardening or "freezing" of molten aluminum in the pots where it is produced, which could require an expensive and time consuming restart process.  Disruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts, natural disasters or other catastrophic events.  Our market-based power supply arrangements further increase the risk that disruptions in the supply of electrical power to our domestic operations could occur. Under these arrangements, we have greater exposure to transmission line outages, problems with grid stability and limitations on energy import capability. An alternative supply of power in the event of a disruption may not be feasible.  If a disruption in the supply of electrical power at one of our facilities were to occur, we may lose production for a prolonged period of time, experience pot instability that could decrease levels of productivity and incur significant losses. Such a condition may also force a curtailment of all or part of the production at any of these facilities and could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
Substantial delay in the completion of, or failure to complete, the Helguvik project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time.
Nordural Helguvik ehf, our indirect, wholly-owned subsidiary, has curtailed construction activity and spending at our Helguvik project in response to ongoing negotiations with the power companies contracted to provide power to the Helguvik project.  See "If we are unable to procure a reliable source of power, the Helguvik project may not be feasible," and "If economic, financial and political conditions in Iceland were to deteriorate, our financial position and results of operations could be adversely impacted."  Nordural Helguvik ehf cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner.  We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner.  If we fail to achieve operations at Helguvik, we may have to recognize a loss on our investment.
We also have substantial future contractual commitments for the Helguvik project. Many of the contractual arrangements related to the Helguvik project have time periods for performance.  The delay in restarting major construction and completing the Helguvik project has caused Nordural Helguvik ehf to renegotiate and extend, or undertake to renegotiate and extend, existing contractual commitments.  There can be no assurance that the contractual arrangements and conditions, including extensions,  necessary to proceed with construction of the Helguvik project will be obtained or satisfied on a timely basis or at all.  In addition, such approvals or extensions may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint.  If we were to cancel the Helguvik project, we could be exposed to significant contract cancellation and other costs.
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
Any such further delays, increased costs or inability to finance future capital expenditures could cause us to recognize a loss on our investment and have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
The generation of the contracted power for the Helguvik project will also require successful development of new energy sources by our contracted power providers and completion of the necessary transmission infrastructure to service the Helguvik project.  If there are construction delays or technical difficulties in developing these new energy sources or transmission infrastructure, power may be delayed or may not be available.  Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and transmission of electric power are substantially beyond our ability to control, influence or predict, including the power and transmission providers’ ability to finance and obtain necessary permits, real property and other rights for the development of new energy sources and associated transmission infrastructure.  In addition, if Nordural Helguvik ehf is unable to proceed with the Helguvik project, it may incur significant reimbursement obligations for certain costs incurred by third-party providers under agreements entered into in connection with the Helguvik project and remain subject to significant power commitments already confirmed under its agreement with OR.  If the power or transmission providers are unable to provide or transmit the contracted amounts of power, such failure could further delay or make the Helguvik project infeasible.
Any failure to complete the Helguvik project, or any further delays in completing the project, could cause us to recognize a loss on our investment and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
The decision to permanently close the Ravenswood smelter involves significant risks and uncertainties.
In July 2015, we announced our decision to permanently close our Ravenswood smelter. The decision to close the smelter was based on the inability to secure a competitive power contract for the smelter, compounded by challenging market conditions. In closing the smelter, we also hope to eliminate costs associated with maintaining the smelter in an idled state and forego costs associated with restarting the smelter. However, there is no assurance that estimated costs savings from the closure of the smelter will be realized. We may not be able to realize as much value from the sale of the assets as we expect and we may incur higher than expected, or unforeseen, costs associated with the disposal related activities. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.

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
The bargaining unit employees at our Grundartangi, Hawesville, Sebree, Vlissingen and Ravenswood facilities are represented by labor unions, representing 63% of our total workforce as of December 31, 2015.  If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  The collective bargaining agreement at our Vlissingen facility expired on May 1, 2015. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the unions regarding the terms of a new agreement. We may not be able to renegotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our facilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
Disruptions to, or other changes in the terms of, our raw material and electrical power supply arrangements could increase our production costs.
Our business depends upon the adequate supply of alumina, electrical power, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes and cathodes and other materials at competitive prices.  Disruptions to the supply of these production inputs could occur for a variety of reasons, including disruptions of production at a particular supplier’s facility or power plant.  Any supply disruption may require us to purchase these products on less favorable terms than under our current agreements due to the limited number of suppliers of these products or other market conditions.  In some instances, we may be unable to secure alternative supply of these resources. Any disruption in our materials or electricity supply may adversely affect our operating results if we are unable to secure alternate supplies of materials or electrical power at comparable prices or at all.
The availability of our raw materials at competitive prices is also critical to the profitability of our operations and increases in pricing could have a material adverse effect on our business, financial position, results of operations and liquidity. Some of our supply agreements have variable pricing and can be subject to factors beyond our control. For example, a significant portion of the alumina required for our operations is supplied by Glencore under long-term supply agreements. For 2015 and 2016, we agreed to price all of our requirements under our agreement with Glencore based on a published alumina index. As a result, we are exposed to market price volatility and fluctuations. Because we sell our products based on the LME price for primary aluminum, we would not be able to pass on any increased costs of raw material that are not linked to the LME price to our customers.
For some of these production inputs, such as power, alumina and anode supply, we rely on a limited number of suppliers. Many of our supply agreements are short term or expire in the next few years. We can provide no assurance that we will be able to renew such agreements at commercially favorable terms, if at all.
Certain of our raw material and services contracts contain "take-or-pay" obligations.
We have obligations under certain contracts to take-or-pay for specified raw materials or services over the term of those contracts regardless of our operating requirements.  To the extent that we curtail production at any of our operations, we may continue to be obligated to take or pay for goods or services under these contracts as if we were operating at full production which reduces the cost savings advantages of curtailing aluminum production. Our financial position and results of operations may also be adversely affected by the market price for such materials or services as we will continue to incur costs under these contracts to meet or settle our contractual take-or-pay obligations.  If we were unable to use such materials or services in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for such materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.
We have historically derived substantially all of our revenue from a small number of customers, and we could be adversely affected by the loss of a major customer or changes in the business or financial condition of our major customers.
We have historically derived substantially all of our revenues from a small number of customers. Because we generally do not require our customers to post collateral to support their payment obligations, we are subject to credit risk as a result of our business’ customer concentration. In 2013, 85% of our revenue was derived from our top four customers, and in 2014, 77% of our revenue was derived from our top two customers. For the year ended December 31, 2015, we derived substantially all of our consolidated sales from Glencore, and we expect to sell all or substantially all of our production to Glencore in 2016. We also source a substantial amount of our alumina from Glencore.
Glencore is a leading integrated commodity producer and marketer, with extensive exposure to the minerals extraction and trading markets, as well as to the energy and agricultural products markets. Given the importance of Glencore to our business, any material non-payment or non-performance by Glencore could be expected to have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to operational risks that could adversely affect our business and our insurance may not cover these risks and hazards adequately or at all.
The production of aluminum involves significant operational risks such as accidents, supply interruptions, transportation interruptions, labor disputes, human error, equipment failure, information system breakdowns and other events. Operational malfunctions or interruptions at one or more of our facilities could result in substantial losses in our production capacity, personal injury or death, damage to our properties or the properties of others, monetary losses and potential legal liability. Although we maintain insurance to mitigate losses resulting from such events, our coverage may not be sufficient to cover all losses, may have high deductibles or may not cover certain events at all. To the extent these losses are not covered by insurance, our financial condition, results of operations and cash flows could be materially and adversely affected.
Existing and/or new LME warehousing rules could cause aluminum prices to decrease.
In February 2015, the LME implemented rules requiring LME warehouses, under certain conditions, to deliver out more aluminum than they take in. In November 2015, the LME announced the adoption of additional rules requiring a near-term increase in the standard load-out rate and a queue based rent cap for warehouses that fail to load out within 30 calendar days. These or other new rules could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums, product premiums and LME aluminum prices to fall. Declines in aluminum prices (and regional delivery, product and other premiums) may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
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
Because we own less than a majority of BHH, we cannot exercise complete control over its operations.
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
We require substantial resources to pay our operating expenses and fund our capital expenditures, including construction at our Helguvik project and the expansion program at Grundartangi.  If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could require substantial liquidity and access to sources of funds, including from capital and credit markets.
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
As of December 31, 2015, we had an aggregate of approximately $255 million of outstanding debt and we may incur additional debt in the future.

The level of our debt could have important consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	reducing cash flow available for other purposes, including capital expenditures, acquisitions, dividends, working capital and other general corporate purposes; and

•	limiting our flexibility in planning for, or reacting to, competitive and other changes in our business and the industry in which we operate.
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
We may incur substantial additional debt in the future. Although the loan and security agreement governing our U.S. revolving credit facility and the indenture governing the 7.5% Senior Secured Notes due 2021 (the "2021 Notes") limit our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  In addition, the loan and security agreement governing our U.S. revolving credit facility and the indenture governing the 2021 Notes do not prevent us from incurring certain obligations that do not constitute debt as defined in these agreements.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt or other obligations, would increase.
We depend upon intercompany transfers from our subsidiaries to meet our debt service obligations.
We are a holding company and conduct all of our operations through our subsidiaries.  Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries.  Subject to the restrictions contained in our U.S. revolving credit facility and the indenture governing our 2021 Notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on intercompany transfers by those subsidiaries.  In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.  For example, the Icelandic government and the Central Bank of Iceland currently restrict the free transfer of funds outside of Iceland.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland.
We may be required to write down the book value of certain assets.
We perform various analyses related to the carrying value of various assets whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given changes in the extent and manner in which our assets are being used, changes in certain factors critical to our industry, as well as recent global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  For instance, on July 27, 2015 we announced the permanent closure of our Ravenswood, West Virginia smelter which had been idled since 2009. In connection with the permanent closure of Ravenswood we recorded an impairment charge of approximately $30.9 million. In addition, in connection with our Vlissingen carbon anode capacity expansion which we completed in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. We determined that the value of our investment in BHH has declined below its carrying value and that this loss in value is other than a temporary decline. As a result, we recorded a charge of $11.6 million in 2015. If we are unable to reach a competitively priced power arrangement for our Mt. Holly smelter, or if we decide not to complete the Helguvik project, we may recognize a loss related to all or a portion of the assets of these facilities. Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and increase our accumulated deficit. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.
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
For example, in August 2015, the U.S. Environmental Protection Agency (the "EPA") issued the final version of its Clean Power Plan. Under the Clean Power Plan, states would be required to meet carbon emission reduction standards which represent substantial reductions from historic and current emission levels.  These regulations could have a variety of adverse effects on our business.  Electricity represents our single largest operating cost and the availability of electricity at competitive prices is critical to the profitability of our operations.  Some of the power we purchase in the United States is generated at coal-based power plants, which are likely to be significantly impacted by these regulations.  For example, these regulations could require permanent closure of significant amounts of coal-based power generation.  Replacement generation would likely be more expensive, including substantial amounts of renewable generation, which additional costs would likely be passed down to us in the form of higher rates.  This could significantly increase our operating costs which would have a material adverse effect on our business, financial position, results of operations and liquidity.  Even small increases in power prices could have a disproportionate impact on our business if such price increases are not supported by then current aluminum prices.  Certain states have challenged the Clean Power Plan asserting that the plan is illegal because it goes beyond the government's authority. The case is currently pending in front of the U.S. Court of Appeals for the District of Columbia Circuit which is expected to hear arguments in June 2016 and the U.S. Supreme Court has issued a stay blocking implementation of the plan while the case proceeds. The potential impact of these regulations on us will depend on the outcome of the litigation and the form in which these regulations are ultimately implemented, if at all.
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
Implementation of these or other potential regulatory changes is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  As a result of the foregoing, we may incur increased capital expenditures resulting from compliance with such regulatory changes, increased energy costs, costs associated with a "cap and trade" system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.  For example, "cap and trade" legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial position, results of operations and liquidity.
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
Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has a 47.5% economic ownership of Century. In addition, one of our five directors is a Glencore employee. During the year ended December 31, 2015, we derived substantially all of our consolidated sales from Glencore and we again expect to sell substantially all of our production to Glencore in 2016. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. Because of the interests described above, Glencore may have substantial influence over our business, and on the outcome of any matters submitted to our stockholders for approval.
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
As of December 31, 2015, we had federal net operating loss carryforwards of approximately $1.5 billion, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
We may be unable to continue to compete successfully in the highly competitive markets in which we operate.
We are engaged in a highly competitive industry. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. Many of our competitors are larger than we are and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions. Similarly, many of our competitors have vertically integrated upstream operations with resulting superior cost positions to ours and may be better able to withstand reductions in price or other adverse industry or economic conditions. If we are not able to compete successfully, our business, financial position, results of operations and cash flows could be materially and adversely affected.
Unpredictable events, including natural disasters, dangerous weather conditions and political unrest, may adversely affect our ability to conduct business.
We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters, including Iceland.  Iceland suffered several natural disasters and extreme weather events in 2010, 2011, 2012 and 2014, including significant volcanic eruptions and earthquakes.  Power is supplied to our Grundartangi smelter from hydroelectric and geothermal sources. Lack of sufficient rain that leads to low water levels in the reservoirs could lead to power curtailments which impact our production.
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
Item 1B. Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.
Item 2. Properties
Owned Properties:

Facility (1)	Ownership
Hawesville	100%
Sebree	100%
Ravenswood	100%
Mt. Holly	100%

Leased Properties:

Facility (1)	Term
Grundartangi	Long-term operating lease through 2020, renewable at our option
Helguvik	Long-term operating lease expected through 2060, with automatic extension provision
Vlissingen	Long-term operating lease through 2017, automatically renewable for five year terms through 2042
Chicago Corporate Office	Long-term operating lease that expires in September 2024

(1)	See Item 1 Business — "Primary Aluminum Facilities" and "Carbon Anode Facilities" for additional information about our properties.
Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current annual primary aluminum production capacity is approximately 1,013,000 tonnes per year ("tpy"), of which 267,000 tpy was curtailed as of December 31, 2015.  Production at our Hawesville and Mt. Holly facilities is currently curtailed to approximately 40% and 50% of capacity, respectively. Construction of the Helguvik project has been curtailed since 2008 and the Ravenswood facility has been permanently closed. Our remaining facilities are operating at or near their full productive capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location and productive capacity of our facilities is available in the "Overview" section of Item 1 Business.
Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding legal proceedings pending against us at December 31, 2015, refer to Note 14 Commitments and contingencies to the consolidated financial statements included herein.
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

	2015		2014
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$26.97	$12.87	$13.37	$9.67
Second quarter	14.98	10.13	15.94	12.63
Third quarter	10.59	4.07	29.54	15.77
Fourth quarter	7.21	3.19	31.75	20.79
Holders
As of February 29, 2016, there were 55 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

Dividend Information
We did not declare dividends on our common stock in 2015 or 2014.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our U.S. revolving credit facility and the indenture governing our 2021 Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 5 Debt to the consolidated financial statements included herein.
Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2010 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders from December 31, 2010 through December 31, 2015

As of December 31,	2010	2011	2012	2013	2014	2015
Century Aluminum Company	$100	$55	$56	$67	$157	$28
Morningstar Aluminum Index	100	53	55	57	79	49
S&P 500 Index	100	102	118	157	178	181

Issuer Purchases of Equity Securities during the three months ended December 31, 2015

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31	—	$—	—	$43,724,116
November 1 through November 30	—	—	—	43,724,116
December 1 through December 31	—	—	—	43,724,116
Total for quarter ended December 31, 2015	—	$—	—	$43,724,116

(1)
In 2011, our Board of Directors authorized a $60 million stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70 million. Under the program, Century is authorized to repurchase up to $130 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise.  The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years and should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data and notes thereto.
Our selected historical results of operations include:

•	the acquisition of the remaining interest in our Mt. Holly smelter in the fourth quarter of 2014;

•	the acquisition of our Sebree smelter in the second quarter of 2013;

•	the restart of the curtailed potline at our Hawesville smelter in the second quarter of 2011; and

•	the partial curtailment of Hawesville in the fourth quarter of 2015.

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
	(dollars in thousands, except per share amounts)
Net sales	$1,949,857	$1,931,042	$1,454,313	$1,272,111	$1,356,424
Gross profit	41,313	201,799	39,523	46,342	89,522
Operating income (loss)	(39,088)	140,123	(36,556)	(7,274)	47,296
Net income (loss)	(59,310)	126,474	(40,313)	(35,610)	11,325
Earnings (loss) per share:
Basic	$(0.68)	$1.31	$(0.45)	$(0.40)	$0.11
Diluted	(0.68)	1.30	(0.45)	(0.40)	0.11

Dividends per common share	$—	$—	$—	$—	$—
Total assets	1,752,468	2,025,058	1,810,196	1,776,326	1,811,094
Total debt (6)	255,093	254,703	262,946	273,766	271,285
Long-term debt obligations (7)	247,278	246,888	246,528	265,951	263,470

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
	(in dollars)
Other information:
Shipments – Primary aluminum:
Direct shipments (tonnes)	823,751	728,377	485,690	377,314	334,889
Toll shipments (tonnes)	98,207	138,748	278,908	269,215	267,253

Average realized price per tonne:
Direct shipments	$2,169	$2,333	$2,154	$2,265	$2,577
Toll shipments	$1,374	$1,554	$1,448	$1,544	$1,839
Average LME price:
Per tonne	$1,663	$1,867	$1,846	$2,020	$2,398
Average Midwest premium:
Per tonne	$279	$450	$244	$218	$169
Average European Duty Paid premium:
Per tonne	$236	$424	$272	$241	$193

(1)
2015 Net loss includes the favorable impact of $12.6 million related to purchase accounting for the Mt. Holly acquisition and $3.4 million related to non-cash, non-recurring post-retirement benefits. Results were negatively impacted by a $31.2 million charge related to the permanent closure of Ravenswood, $13.1 million in costs related to the labor disruption at Hawesville, $7.6 million due to partial curtailments of operations at Hawesville and Mt. Holly, $11.6 million related to the impairment at BHH, $1.6 million for signing bonuses related to a new labor agreement in Iceland, $1.0 million related to the separation of a former senior executive and a $7.5 million lower of cost or market inventory adjustment.

(2)
2014 Net income includes a $7.9 million benefit for the gain on remeasurement of contingent consideration, a $5.5 million benefit for deferred power contract liability amortization, an unrealized gain of $1.4 million, primarily related to an LME-based contingent obligation and a $16.0 million benefit for the gain on remeasurement of our equity investment in Mt. Holly. Results were negatively impacted by $5.0 million in non-cash, non-recurring pension charges and by $2.6 million related to the separation of former senior executives.

(3)
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

(4)
2012 Net loss includes the favorable impact of the consumption of inventory with a $19.8 million lower market value than cost basis during the period, an unrealized net loss on forward contracts of $3.0 million primarily related to the mark to market of aluminum price protection options, and a net benefit of $4.1 million related to certain litigation items.

(5)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto in Item 8 and Risk Factors in Item 1A. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above.
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the London Metal Exchange (the "LME"), or other exchanges, regional delivery premiums and any value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate exceed 75% of our cost of goods sold; and

•	our production volume.
Pricing of aluminum
Primary aluminum is an internationally traded commodity and its price is effectively determined on the LME, or other exchanges, plus any regional delivery premiums, which are generally posted by authoritative sources, and value-added product premiums, which are negotiated between seller and buyer.  Because primary aluminum is a global commodity, the price for aluminum can be volatile and subject to many factors beyond our control. This price volatility is influenced primarily by the global supply-demand balance and other factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). We may enter into forward contracts or other hedging arrangements to mitigate our price risk, but did not hold any such contracts as of December 31, 2015.

The historic volatility of the price of aluminum is reflected in the chart below:
During 2015, the average LME price for primary aluminum was $1,663 per tonne, compared to $1,867 per tonne in 2014, an 11% decrease year-over-year. Further, in November 2015, the LME price for primary aluminum fell to a low of $1,424 per tonne in November 2015 from a high of $2,114 per tonne in August 2014. The average U.S. Midwest premium decreased from $450 per tonne in 2014 to $279 per tonne in 2015.  European Duty Paid Premiums showed similar price declines.
We believe the significant decline in prices during 2015 was in large part due to significant amounts of excess Chinese capacity overhanging the market and increased exports of unfairly traded Chinese aluminum products. China’s exports of unwrought aluminum products totaled 4.76 million tonnes in 2015, a 9.8% increase from 2014. There can be no assurance that this trend of over-production and high levels of exports out of China will not continue or that government action will not be taken to address the subsidies and other unfair trade practices.
Energy, Key Supplies and Raw Materials
Our operating costs are significantly impacted by changes in the prices of the materials used in the production of aluminum, including electrical power, alumina, aluminum fluoride and carbon products. Because we sell our products based principally on the LME price for primary aluminum, regional delivery premiums and value-added product premiums, we cannot pass on increased production costs to our customers. Although we attempt to mitigate the effects of price fluctuations from time to time through the use of various fixed-price commitments, financial instruments and also by negotiating LME-based pricing in some of our raw materials and electrical power contracts, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.
Electrical power represents our single largest operating cost. As a result, the availability of reliable electrical power at competitive prices is critical to the profitability and viability of our operations.  Historically, our domestic operations relied on long-term fixed price power supply agreements or power supply agreements based on tariff and/or cost-based pricing. Over the past several years, we have migrated our U.S. operations to primarily market-based electrical power supply agreements. Currently, Hawesville and Sebree have market-based power agreements whereby EDF and Kenergy purchase power on the open market and pass it through to our operations at MISO pricing plus transmission and other costs incurred by them. The

MISO energy prices are driven in large part by coal and natural gas prices and weather-influenced electric loads. For 2015, both natural gas prices and weather conditions were moderate and MISO energy prices were substantially below the cost-based utility rate that the smelters would otherwise have paid. The lower power costs allowed us to maintain production levels at our Kentucky operations in 2015 that would not otherwise have been practical at current aluminum prices.
Unlike the utility serving our Kentucky operations, the utility in South Carolina, the South Carolina Public Service Authority ("Santee Cooper"), is not a participant in an organized power market and any arrangements for power supply other than from Santee Cooper’s generation portfolio must be bilateral with an identified seller and transmission right. Mt. Holly's power agreement for 2015 was with Santee Cooper. Under this contract, 25% of Mt. Holly's electric power requirements were supplied from Santee Cooper's generation at cost-of-service based rates and 75% was supplied from third-party generation at rates based on natural gas prices. The third-party generation rates were substantially less than Santee Cooper's cost-of-service rates. This agreement expired on December 31, 2015. On December 18, 2015, CASC reached an agreement with Santee Cooper and a third party provider that would allow Mt. Holly to operate at 50% capacity while Mt. Holly attempts to secure a long-term solution that would allow the smelter to access market power for all of its power supply; there can be no assurance that we will be successful in this effort. The agreement with Santee Cooper has a term through December 31, 2018 but can be terminated by Mt. Holly on 60 days' notice; the current third party supply contract has a term through May 31, 2016. See Item 1A Risk Factors — "If we are unable to enter into a new power contract for Mt. Holly, we may choose, or be forced, or curtail operations at the plant."
Alumina also represents a large component of our costs of goods sold and our access to alumina at favorable prices is material to our profitability and results of operations. A significant portion of the alumina required for our operations is supplied by Glencore under long-term supply agreements. For 2015 and 2016, we agreed to price all of our requirements under our agreement with Glencore based on a published alumina index. The alumina index price averaged approximately $300 per tonne for 2015 compared to approximately $330 per tonne for 2014. As of February 11, 2016, the alumina index price was just over $200 per tonne. Declining alumina prices have come on the heels of a declining aluminum market. There can be no assurance, however, that the low index pricing will continue. Our results could be significantly impacted by changes in the market of the alumina index price.
Production/Shipment Volumes
Shipment volume is another of our key performance indicators.  In normal circumstances, our facilities operate at or near capacity, and fluctuations in volume, other than through acquisitions or expansions, are generally small. In 2015, however, due to significant declines in the price of aluminum, the Hawesville smelter curtailed approximately 60% of its capacity in the fourth quarter of 2015. The Mt. Holly smelter has also curtailed approximately 50% of its capacity because Mt. Holly was unable to secure a competitively priced power agreement.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM
	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2015	607,715	$1,345.9	216,036	$441.2	98,207	$135.0
2014	570,600	1,353.4	157,777	344.7	138,748	215.7
2013	472,977	1,022.1	12,713	28.3	278,908	403.9
(1) Excludes scrap aluminum sales
Despite the production curtailments in the United States during the second half of the year, shipments for 2015 increased to 607,715 tonnes compared to 570,600 tonnes in 2014, primarily due to the acquisition of the Mt. Holly smelter. We expect that the current production curtailments at Hawesville and Mt. Holly will have a significant negative impact on our year-over-year production volumes in 2016. In Iceland, shipments increased from 296,525 tonnes in 2014 to 314,243 in 2015, primarily due to increased production capacity as a result of the ongoing expansion project. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.

Results of Operations
The following discussion reflects our historical results of operations, the comparability of which is affected by the acquisitions of the remaining interest in Mt. Holly in December 2014 and Sebree in June 2013.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net sales:  Net sales were favorably impacted by $168.9 million from increases in shipment volumes due to the acquisition of the Mt. Holly smelter offset by the partial curtailment of Hawesville’s operations and a shift from toll to direct shipments at Grundartangi. Net sales were unfavorably impacted by $150.1 million compared to 2014 due to lower price realization from a significant drop in the price of aluminum.
Gross profit:  During 2015, gross profit was negatively impacted by lower price realization, unfavorable alumina pricing, the write down of our inventories to the current market value, the labor disruption at our Hawesville facility and partial curtailments of production capacity. For the same period, gross profit was favorably impacted by volume due to the acquisition of Mt. Holly.
Lower sales price realizations had a negative impact on gross profit of $150.1 million for 2015. Increased sales volume had a favorable impact on gross profit of $28.5 million for 2015.
During 2015, alumina prices negatively impacted gross profit by $55.4 million. For 2015, we agreed to price all of the purchases under our alumina supply agreement with Glencore based on a published alumina market index. For 2014, a majority of our purchases were indexed to the LME price for primary aluminum at index rates below 2015 market rates under a long-term alumina purchase agreement that expired December 31, 2014.
Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations may have a significant impact on cost of goods sold and gross profit in any period. On average our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the new basis for inventory as it turns in subsequent periods.
As of December 31, 2015, the market value of our inventory was below its cost basis, resulting in the recording of valuation adjustment and a charge to cost of goods sold of $7.5 million. As of December 31, 2013, the market value of our inventory was below its cost basis with lower of cost or market ("LCM") valuation adjustment of $1.2 million. During 2014, inventory with a $1.2 million market valuation adjustment was consumed into cost of goods sold at the lower basis. The net impact of the market valuation adjustments on the 2015 and 2014 comparative results is a decrease in gross profit of $8.7 million.
From May 12, 2015 until June 15, 2015, the Hawesville facility experienced a labor disruption relating to the negotiation of a new collective bargaining agreement with the bargaining unit employees at the facility. During the labor disruption, Century’s salaried employees and temporary replacement workers operated the facility. A new collective bargaining agreement for the facility was ratified on June 11, 2015 and bargaining unit employees returned to the facility on June 15, 2015. Century incurred direct expenses of $13.1 million in 2015, for such things as contract labor and overtime premiums, travel and temporary living expenses, security and operating supplies, net of labor cost savings, during the labor disruption.
As a result of the unfavorable aluminum prices noted above, we made the decision to partially curtail production at our Hawesville, Kentucky smelter to approximately 40% of capacity. We also announced the partial curtailment of production at our Mt. Holly smelter to 50% of capacity effective January 1, 2016 because we were unable to secure a competitively priced power agreement for this facility. The direct costs associated with the partial curtailments of capacity were $4.0 million. The labor disruptions and curtailment activities combined to reduce operating efficiencies resulting in increased costs. These cost increases were partially offset by $102.8 million in lower costs for power and natural gas year over year.
The results for 2014 included $5.5 million of amortization for a power contract credit related to the purchase accounting for the Sebree smelter.
Selling, general and administrative expenses: Selling, general and administrative expenses were favorable compared to 2014, primarily due to reductions of approximately $4.0 million in variable compensation in 2015 and costs of $2.6 million associated with separation of former senior executives in 2014.

Ravenswood impairment: During 2015, we recorded an impairment charge of $30.9 million related to the Ravenswood, West Virginia aluminum smelter. The charge included $21.5 million to write down property, plant and equipment to estimated net salvage value and $7.8 million to write down inventory to its net realizable value. We also accrued $1.6 million for employee severance and other exit costs which were substantially paid by the end of 2015.
Other operating expense - net: Other operating expense - net decreased by $5.1 million compared to 2014. The reduction is primarily related to a lump sum payout to certain former employees with vested pension benefits in an effort to reduce our long-term pension liabilities. As a result, we recorded a settlement charge of $4.7 million to other operating expense-net in 2014.
Unrealized gain on fair value of contingent consideration: On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly. The purchase agreement provides for a post-closing payment based on changes in the Midwest Transaction Price and production levels at Mt. Holly during the applicable measuring period. The measurement period for this potential payment ended on December 31, 2015. Pursuant to the earn-out provision, we currently expect Alcoa to pay us $12.5 million in the first quarter of 2016. During 2014 and 2015, we recorded unrealized gains of $7.9 million and $18.3 million, respectively, on the fair value of contingent consideration, primarily related to decreases in the Midwest premium and the forward curve for the LME price of primary aluminum.
Gain on remeasurement of equity investment: We accounted for our acquisition of Mt. Holly as a step acquisition which resulted in a non-cash pre-tax gain of $16.0 million. $14.6 million of that gain was recorded retroactively to the closing date in 2014. See Note 3 Business acquisitions to the consolidated financial statements included herein for additional information.
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The significant driver of period to period differences in income tax expense is the change in earnings at our foreign entities that are not subject to a valuation allowance. See Note 13 Income taxes to the consolidated financial statements included herein for additional information.
BHH Impairment: In conjunction with our Vlissingen carbon anode capacity expansion which we completed in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. As a result of this activity, we determined that the value of our investment in BHH has declined below its carrying value and that this loss in value is other than a temporary decline. As a result, we recorded a charge of $11.6 million in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales:  Higher shipment volumes in 2014, due a full year of ownership of the Sebree smelter which we acquired on June 1, 2013, the acquisition of the Mt. Holly smelter on December 1, 2014 and a shift in product mix from toll to direct sales at Grundartangi, had a $342.5 million positive impact on net sales. Higher price realizations had a positive impact on net sales of $134.2 million. Direct shipments from our four operating smelters increased 242,687 tonnes in 2014 compared to 2013. Toll shipments decreased 140,160 tonnes relative to the same period last year.
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
Other operating expense - net: Other operating expense - net is primarily related to items associated with Ravenswood. Period to period charges at the facility have been relatively stable, but some post-employment benefits and other support charges are starting to trend downwards. In 2014, we offered a lump sum payout to certain former employees with vested pension benefits in an effort to reduce our long-term pension liabilities. As a result, we recorded a settlement charge of $4.7 million to other operating expense-net.
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
Gain on fair value of contingent consideration: On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash less certain amounts owed by Alumax to the Mt. Holly operating partnership and for certain post-employment retiree medical obligations. The acquisition is also subject to adjustments for working capital and a true-up process intended to place the parties in approximately the same economic position as if the acquisition had closed on September 30, 2014. The purchase agreement includes a potential payment that will be based on the Midwest Transaction Price and production levels at Mt. Holly. The maximum amount of this post-closing cash payment by Century to Alcoa is $22.5 million and by Alcoa to Century is $12.5 million. The measurement period for this potential payment ended on December 31, 2015. At December 1, 2014, we estimated that we would make a payment to Alcoa of $13.8 million and recorded a liability of $13.8 million as contingent consideration on the opening balance sheet. Due to movements in aluminum market prices during December, the fair value of the contingent consideration was reduced by $7.9 million, resulting in a $7.9 million gain. See Note 3 Business acquisitions to the consolidated financial statements included herein for additional information.
Gain on remeasurement of equity investment: We accounted for our acquisition of Alcoa’s 50.3% stake in Mt. Holly as a step acquisition which required that we remeasure our existing 49.7% ownership interest (previously accounted for as an equity method investment) to fair value. The fair value of our interest in Mt. Holly was $47.9 million, resulting in a non-cash pre-tax gain of $16.0 million, of which $14.6 million was recorded retroactively to the closing date in 2014. See Note 3 Business acquisitions to the consolidated financial statements included herein for additional information.
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
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The significant driver of period to period differences in income tax expense is the change in earnings at our foreign entities that are not subject to a valuation allowance. See Note 13 Income taxes to the consolidated financial statements included herein for additional information.

Liquidity and Capital Resources
Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facilities. Our principal uses of cash are the funding of operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital, maintenance of curtailed production facilities and other general corporate requirements. For major investment projects we would likely seek financing from various capital markets, and may potentially pursue the formation of strategic alliances. We have raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Available Cash
Our available cash and cash equivalents balance at December 31, 2015 was $115 million compared to $163 million at December 31, 2014.
Sources and Uses of Cash
Cash and cash equivalents (decreased) increased as follows for the years ended December 31,

	2015	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$31,866	$207,680	$19,718
Net cash used in investing activities	(43,363)	(120,326)	(117,174)
Net cash used in financing activities	(36,352)	(8,200)	(2,432)
Change in cash and cash equivalents	$(47,849)	$79,154	$(99,888)
Net cash flow from operating activities for 2015 was $31.9 million, compared to $207.7 million for 2014. The decrease in cash provided by operating activities in 2015 compared to 2014 was primarily due to the $115.6 million reduction in adjusted EBITDA in 2015 as compared to 2014 and a $34.6 million Mt. Holly pension funding payment in 2015.
Net cash flow from operating activities for 2014 was $207.7 million, compared to $19.7 million for 2013. The increase in cash provided by operating activities was primarily due to $203.1 million higher adjusted EBITDA, $3 million lower interest payments and $3 million lower pension contributions in 2014 compared to 2013. These increases in cash provided by operating activities were partially offset by $8 million in investments in working capital and $11 million in higher income tax payments in 2014 compared to 2013. Our 2014 cash flow from operations was also negatively impacted by a one-time separation payment to our former CEO of $10 million.
Our net cash used in investing activities for 2015 was $43.4 million, compared to $120.3 million for 2014. The decrease in cash used was due to the $65.1 million purchase of the Mt. Holly smelter in 2014 and receipt of $11.3 million in cash for purchase price adjustments in 2015. Capital expenditures for 2015 were $54.7 million, compared to $55.1 million for 2014. Capital expenditures for 2015 included $12.8 million for the Grundartangi expansion project and $11.5 million was related to the second baking furnace at Vlissingen. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe total capital spending in 2016 will be approximately $20 to $25 million, primarily related to our ongoing expansion in Iceland and other investment projects at our North American facilities. In late 2015, we completed our project to restart the second baking furnace at Vlissingen, which will increase total annual carbon anode production capacity to 145,000 tonnes.
Our net cash used in investing activities for 2014 was $120.3 million compared to $117.2 million for 2013. The increase in cash used was due to the $65.1 million purchase of the Mt. Holly smelter in 2014 compared to the acquisition of the Sebree smelter in 2013 for $48.1 million. In addition, we incurred an $8.0 million lower spending level for general capital expenditures in 2014 compared to 2013 and $5 million lower capital expenditures for Vlissingen in 2014 compared to 2013.
Our net cash used in financing activities for 2015 was $36.4 million, compared to $8.2 million for 2014. In 2015, cash used in financing activities was related to our share repurchase program. In 2014, cash used in financing activities was related to $6 million in net repayments of the amounts borrowed under our revolving credit facilities and the extinguishment of the remaining $2.6 million of our 7.5% Notes due in 2014.
Our net cash used in financing activities for 2014 was $8.2 million compared to $2.4 million for 2013. In 2014, cash used in financing activities was related to $6 million in net repayments of the amounts borrowed under our revolving credit facilities and the extinguishment of the remaining $2.6 million of our 7.5% Notes due in 2014.
Adjusted EBITDA
We use certain non-GAAP measures when reviewing our cash flows from operations, including adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted for certain non-cash or non-recurring items. Our calculations of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies due to differences in the components used in their calculations. We believe the presentation of adjusted EBITDA is a useful measure to help investors evaluate our capacity to fund our ongoing cash operating requirements, including capital expenditures and debt service obligations. Adjusted EBITDA should not be considered as a substitute for operating income (loss) as determined in accordance with GAAP.
The following table includes a reconciliation of adjusted EBITDA to net income, the most comparable GAAP financial measure.

	2015	2014	2013
	(dollars in thousands)
Net income (loss)	$(59,310)	$126,474	$(40,313)
Interest expense	21,954	22,015	23,091
Interest income	(339)	(301)	(728)
Net gain on forward & delivery contracts	(1,600)	(179)	(16,598)
Gain on bargain purchase	—	—	(5,253)
Unrealized gain on fair value of contingent consideration	(18,337)	(7,943)	—
Gain on remeasurement of equity investment	—	(15,955)	—
Loss on early extinguishment of debt	—	—	3,272
Other income (expense) - net	356	(991)	(496)
Income tax expense	9,276	18,308	3,131
BHH impairment	11,584	—	—
Equity in earnings of joint ventures	(2,672)	(1,305)	(2,662)
Operating income (loss)	$(39,088)	$140,123	$(36,556)
Depreciation	80,117	70,827	66,570
Ravenswood closure	31,215	—	—
Hawesville labor disruption	13,113	—	—
Operations partial curtailment	7,600	—	—
Lower of cost or market inventory	7,539	(1,247)	1,247
Sebree power contract amortization	—	(5,534)	(31,031)
Post-retirement curtailments gain	(3,400)	—	—
Litigation items	—	3,600	(2,225)
Corporate relocation	—	—	5,777
Non-cash, non-recurring pension charges	—	4,964	—
Signing bonus - new Iceland labor agreement	1,600	—	—
Separation of former senior executives	1,000	2,590	8,394
Adjusted EBITDA	$99,696	$215,323	$12,176
Availability Under Our Credit Facilities
We and certain of our direct and indirect subsidiaries are party to a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150 million in the aggregate, including up to $110 million under a letter of credit sub-facility (the "U.S. revolving credit facility"). Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). Century's U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2016.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. As of December 31, 2015, our credit facilities had no amounts outstanding and approximately $85 million of net availability after consideration of our outstanding letters of credit. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the year ended December 31, 2015 on a gross basis were $1.7 million.
As of December 31, 2015, we had approximately $46 million of letters of credit outstanding under our U.S. revolving credit facility with 63% related to our domestic power commitments and the remainder securing certain debt and workers’ compensation commitments. With the acquisition of Mt. Holly in December 2014, Santee Cooper required us to post a letter of credit to secure our power obligations under the then existing power contract. This letter of credit reduces automatically on a monthly basis beginning on April 1, 2015 until the letter of credit expires on February 26, 2016. As of December 31, 2015, there was $19 million outstanding under this letter of credit. The power agreement with Santee Cooper expired on December 31, 2015 and we have entered into a new agreement for power at Mt. Holly under which 75% of the power to serve Mt. Holly is sourced from a third party supplier from generation that is outside Santee Cooper’s service territory. In January 2016, we were required to post an $8 million letter of credit with the third party supplier as collateral for our obligations under the agreement through May 31, 2016. We are currently working on securing power arrangements at Mt. Holly following May 31, 2016. The magnitude of our future letter of credit obligations with respect to power at Mt. Holly will depend on whether we are successful in securing a power arrangement following May 31, 2016.
Senior Secured Notes
We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021 ("2021 Notes"). Interest is payable semi-annually and we have no principal payments due in the next five years.
The indenture governing the 2021 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2015, the principal and accrued interest for the E.ON contingent obligation was $19.6 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2015 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the February 2009 curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. As of December 31, 2015, the remaining contributions under this agreement are approximately $9.6 million. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. In 2014 and 2015, we elected to defer contributions under the PBGC agreement and have provided the PBGC with the appropriate security. In March 2015, we made a prepayment of the deferred PBGC contributions of $1.1 million.
In 2015, we made a contribution to the Mt. Holly defined benefit plan of $34.6 million to satisfy our pension plan funding obligations under the Stock Purchase Agreement for the Mt. Holly acquisition. We expect to make contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits ("SERB") plan totaling approximately $1.8 million during 2016. We may choose to make additional contributions to these plans from time to time at our discretion.
Other Items
In February 2015, Nordural ehf participated in the 50/50 Icelandic Krona ("ISK") Auctions (the "Auctions") sponsored by the Central Bank of Iceland ("CBI") and may participate in future auctions. During the second quarter of 2014, Nordural ehf also participated in the Auctions sponsored by the Central Bank of Iceland ("CBI"). The Auctions allow authorized investors to exchange foreign currency for ISK with 50% exchanged at the official rate set by the CBI and 50% exchanged at the auction rate. The ISK received in the Auction must be invested in Iceland for a minimum of five years.

During 2015, we paid Icelandic withholding taxes on intercompany dividends of approximately $8.4 million. We anticipate these payments will be refunded in November 2016. In November 2015, we received a refund for Icelandic withholding taxes paid in 2014 of $5.5 million. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In 2011, our Board of Directors approved a $60 million common stock repurchase program and subsequently increased this program by $70 million in the first quarter of 2015. Through December 31, 2015, we have expended approximately $86.3 million under the program. As of February 29, 2016, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
We are also defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 14 Commitments and contingencies to the consolidated financial statements included herein for additional information.
Helguvik project
We have made aggregate capital expenditures through December 31, 2015 related to the construction and development of the Helguvik project of approximately $148 million. We also have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $11.9 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be less than $1 million per year until the restart of major construction activities at Helguvik. We cannot, at this time, predict when the restart of major construction activity will occur.
The Helguvik project’s cost, scope and schedule is dependent on the Helguvik electrical power agreements.  These agreements contain certain conditions to the power suppliers' obligations and the power suppliers have alleged that certain of these conditions have not been satisfied. In July 2014, HS, one of our power suppliers, commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. We are currently in negotiations with both power suppliers with respect to such conditions and other matters pertaining to these agreements. If we are unable to reach agreement regarding the satisfaction of the remaining conditions to the power agreements, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if these suppliers do not perform under their existing agreements and may be unable to complete construction of the smelter.
If we do not restart construction, we may have to recognize a loss on our investment at the time that a decision is made to abandon the project. See Item 1A Risk Factors — "Substantial delay in the completion of, or failure to complete, the Helguvik project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time", included herein.
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
Discount Rate Selection
It is our policy to select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to the yields on high-quality zero coupon bonds.  We use the Ryan Discount Rate Curve (the "Ryan Curve"). We believe the Ryan Curve provides a method of developing a spot curve yield (our discount rate) that is consistent with observable market conditions.
The Ryan Curve was specifically developed to meet the criteria set forth in ASC 715 "Compensation — Retirement Benefits."  The published information at the end of each calendar month includes spot rate yields (high quality zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flow.  The Ryan Curve rate represents the assumed discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan which we believe is consistent with our plans.
The individual characteristics of each plan, including projected cash flow patterns and payment durations, have been taken into account, since discount rates are determined on a plan-by-plan basis.  We will generally select a discount rate rounded to the nearest 0.25% unless specific circumstances provide for a more appropriate non-rounded rate to be used.  We believe the projected cash flows used to determine the Ryan Curve rate provide a good approximation of the timing and amounts of our defined benefit payments under our plans and no adjustment to the Ryan Curve rate has been made.

Weighted Average Discount Rate Assumption for:	2015	2014

Pension plans	4.44%	4.05%
OPEB	4.50%	4.00%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2015:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(17.7)	$19.7
OPEB plans	(7.9)	8.7
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

Medical cost inflation is initially estimated to be 8%, declining to 5% over six years and thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2015:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$1.4	$(1.1)
Effect on accumulated postretirement benefit obligation	18.2	(15.1)
Long-term Rate of Return on Plan assets assumption
We are currently using a 7.16% long-term rate of return on plan assets for the development of the net periodic cost for the defined benefit pension plans.  The rate was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.
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
The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $769 million against all of our U.S. and Netherlands deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2015, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses.
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
Property, Plant and Equipment Impairment
We review our property, plant and equipment whenever events or circumstances indicate that the carrying amount of these assets (asset group) may not be recoverable.  The carrying amount of the assets (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets (asset group).  In that case, an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value of the assets (asset group), with the fair value determined using a discounted cash flow calculation.  These estimates of future cash flows include management’s assumptions about the expected use of the assets (asset group), the remaining useful life, expenditures to maintain the service potential, market and cost assumptions.
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

Other Contingencies
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 14 Commitments and contingencies to the consolidated financial statements included herein for additional information.
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

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(dollars in millions)
Long-term debt (1)	$258	$—	$—	$—	$—	$—	$258
Estimated interest payments (2)	104	19	19	19	19	19	9
Purchase obligations (3)	1,149	355	73	76	75	58	512
OPEB obligations (4)	276	7	7	7	8	8	239
Other liabilities (5)	83	9	9	9	9	9	38
Total	$1,870	$390	$108	$111	$111	$94	$1,056

(1)
Long-term debt includes principal repayments on the 7.5% Notes due 2021 and the IRB.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Based on the LME forward market prices for primary aluminum at December 31, 2015 and management's estimate of the LME forward market for periods beyond the quoted periods, we have assessed that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. See "Liquidity and Capital Resources - Contingent Commitments".

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2015 rate for that debt continues until the respective due date.  We assume that no interest payments on the E.ON contingent obligation will be paid through the term of agreement, see above.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts, excluding market-based power and raw material requirements contracts.  For contracts with LME-based pricing provisions, including our long-term alumina contracts and Icelandic power contracts, we assumed a LME price using the LME forward curve as of December 31, 2015.

(4)	Includes the undiscounted estimated benefit payments for our OPEB obligations, which are unfunded.

(5)
Other liabilities include estimated SERB benefit payments, workers' compensation benefit payments and asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for the potliner currently in service.

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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements pursuant to which EDF and Kenergy purchase market-based electrical power on the open market and pass it through to Hawesville and Sebree at MISO pricing, plus transmission and other costs incurred by them. A substantial portion of Mt. Holly's electric power requirements was also supplied at rates based on natural gas prices. See Part I, Item 1, "Business - Supply Contracts - Electrical Power Supply Agreements" for additional information about these market-based power agreements.
Electrical Power Price Sensitivity
With the movement toward market-based power supply agreements, we have increased our electrical power price risk for our domestic operations, whether due to fluctuations in the price of power available on the MISO market or the price of natural gas. Power represents our single largest operating cost, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our Hawesville, Sebree and Mt. Holly operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.
While we currently have not entered into any forward contracts to mitigate the price risk associated with our open market power purchases, we may manage our exposure by entering into certain forward contracts or option contracts in future periods.
The consumption shown in the table below is at normal capacity levels and does not reflect partial production curtailments.

Electrical power price sensitivity by location:
	Hawesville	Sebree	Mt. Holly	Total
Expected average load (in megawatts ("MW"))	482	385	400	1,267
Annual expected electrical power usage (in megawatt hours ("MWh"))	4,222,320	3,372,600	3,504,000	11,098,920
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$3,500	$11,100
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese renminbi and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese renminbi.  We have deposits denominated in ISK in Icelandic banks; in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. In addition, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  Upon a restart of major construction for the Helguvik project, we have forecasted that a significant portion of the capital expenditures would be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of December 31, 2015, we had no foreign currency forward contracts outstanding.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company
Chicago, Illinois

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 4, 2016

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	2015	2014	2013
NET SALES:
Related parties	$1,867,711	$1,262,101	$511,051
Third-party customers	82,146	668,941	943,262
	1,949,857	1,931,042	1,454,313
Cost of goods sold	1,908,544	1,729,243	1,414,790
Gross profit	41,313	201,799	39,523
Selling, general and administrative expenses	42,115	49,195	67,477
Ravenswood impairment	30,850	—	—
Other operating expense – net	7,436	12,481	8,602
Operating income (loss)	(39,088)	140,123	(36,556)
Interest expense	(21,954)	(22,015)	(23,091)
Interest income	339	301	728
Net gain on forward and derivative contracts	1,600	179	16,598
Gain on bargain purchase	—	—	5,253
Unrealized gain on fair value of contingent consideration	18,337	7,943	—
Gain on remeasurement of equity investment	—	15,955	—
Loss on early extinguishment of debt	—	—	(3,272)
Other income (expense) – net	(356)	991	496
Income (loss) before income taxes and equity in earnings of joint ventures	(41,122)	143,477	(39,844)
Income tax expense	(9,276)	(18,308)	(3,131)
Income (loss) before equity in earnings of joint ventures	(50,398)	125,169	(42,975)
BHH impairment	(11,584)	—	—
Equity in earnings of joint ventures	2,672	1,305	2,662
Net income (loss)	$(59,310)	$126,474	$(40,313)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.68)	$1.31	$(0.45)
Diluted	(0.68)	1.30	(0.45)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Comprehensive income (loss):
Net income (loss)	$(59,310)	$126,474	$(40,313)
Other comprehensive income (loss) before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(186)	(186)	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	5,553	(41,995)	56,795
Prior service benefit (cost) arising during the period	1,758	(1,299)	—
Amortization of prior service benefit during the period	(8,351)	(3,504)	(3,920)
Amortization of actuarial net loss during the period	7,794	10,312	8,174
Change in equity in investee other comprehensive income	—	—	61
Other comprehensive income (loss) before income tax effect	6,568	(36,672)	60,924
Income tax effect	(1,536)	(1,829)	(1,564)
Other comprehensive income (loss)	5,032	(38,501)	59,360
Total comprehensive income (loss)	$(54,278)	$87,973	$19,047

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$115,393	$163,242
Restricted cash	791	801
Accounts receivable — net	9,475	77,667
Due from affiliates	17,417	31,503
Inventories	231,872	283,480
Prepaid and other current assets	42,412	29,768
Deferred taxes	—	14,281
Assets held for sale	30,697	—
Total current assets	448,057	600,742
Property, plant and equipment — net	1,232,256	1,305,543
Other assets	72,155	118,773
TOTAL	$1,752,468	$2,025,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$90,489	$151,443
Due to affiliates	10,045	22,261
Accrued and other current liabilities	48,822	103,807
Accrued employee benefits costs	10,148	10,159
Industrial revenue bonds	7,815	7,815
Total current liabilities	167,319	295,485
Senior notes payable	247,278	246,888
Accrued pension benefits costs — less current portion	43,999	59,906
Accrued postretirement benefits costs — less current portion	125,999	152,894
Other liabilities	53,009	53,272
Deferred taxes	96,994	111,486
Total noncurrent liabilities	567,279	624,446
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (Note 6)	1	1
Common stock (Note 6)	942	939
Additional paid-in capital	2,513,631	2,510,261
Treasury stock, at cost	(86,276)	(49,924)
Accumulated other comprehensive loss	(112,650)	(117,682)
Accumulated deficit	(1,297,778)	(1,238,468)
Total shareholders’ equity	1,017,870	1,105,127
TOTAL	$1,752,468	$2,025,058

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2012	$1	$933	$2,507,454	$(49,924)	$(151,192)	$(1,324,629)	$982,643
Net loss – 2013	—	—	—	—	—	(40,313)	(40,313)
Other comprehensive income	—	—	—	—	59,360	—	59,360
Issuance of common stock – compensation plans	—	1	43	—	—	—	44
Share-based compensation expense	—	—	1,078	—	—	—	1,078
Conversion of preferred stock to common stock	—	1	(1)	—	—	—	—
Balance, December 31, 2013	$1	$935	$2,508,574	$(49,924)	$(91,832)	$(1,364,942)	$1,002,812
Net income – 2014	—	—	—	—	—	126,474	126,474
Other comprehensive loss	—	—	—	—	(38,501)	—	(38,501)
Elimination of equity in investee resulting from acquisition	—	—	—	—	12,651	—	12,651
Issuance of common stock – compensation plans	—	2	302	—	—	—	304
Share-based compensation expense	—	—	1,387	—	—	—	1,387
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2014	$1	$939	$2,510,261	$(49,924)	$(117,682)	$(1,238,468)	$1,105,127
Net loss – 2015	—	—	—	—	—	(59,310)	(59,310)
Other comprehensive income	—	—	—	—	5,032	—	5,032
Issuance of common stock – compensation plans	—	1	1,528	—	—	—	1,529
Repurchase of common stock	—	—	—	(36,352)	—	—	(36,352)
Share-based compensation expense	—	—	1,844	—	—	—	1,844
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2015	$1	$942	$2,513,631	$(86,276)	$(112,650)	$(1,297,778)	$1,017,870

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(59,310)	$126,474	$(40,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on bargain purchase	—	—	(5,253)
Unrealized gain on fair value of contingent consideration	(18,337)	(7,943)	—
Gain on remeasurement of equity investment	—	(15,955)	—
Unrealized gain on E.ON contingent obligation	(1,411)	(1,412)	(16,781)
Lower of cost or market inventory adjustment	7,539	(1,247)	1,247
Depreciation	80,117	70,827	66,570
Ravenswood impairment	30,850	—	—
BHH impairment	11,584	—	—
Sebree power contract amortization	—	(5,534)	(31,031)
Pension and other postretirement benefits	(4,991)	6,939	1,740
Deferred income taxes	(178)	2,633	(1,493)
Stock-based compensation	1,844	1,334	1,078
Loss on early extinguishment of debt	—	—	3,272
Equity in earnings of joint ventures, net of dividends	(806)	425	871
Change in operating assets and liabilities:
Accounts receivable — net	68,192	(8,712)	(6,001)
Due from affiliates	14,086	12,084	(5,717)
Inventories	44,896	(16,513)	(21,740)
Prepaid and other current assets	(144)	3,392	5,318
Accounts payable, trade	(60,583)	11,797	25,224
Due to affiliates	(12,216)	3,058	13,845
Accrued and other current liabilities	(31,540)	18,071	5,834
Pension contribution - Mt. Holly	(34,595)	—	—
Other — net	(3,131)	7,962	23,048
Net cash provided by operating activities	31,866	207,680	19,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(54,700)	(55,126)	(68,077)
Purchase of Sebree smelter	—	(1,042)	(48,058)
Investments in and advances to joint ventures	—	—	(125)
Purchase of remaining interest in Mt. Holly smelter	11,313	(65,100)	—
Proceeds from sale of property, plant and equipment	14	46	525
Restricted and other cash deposits	10	896	(1,439)
Net cash used in investing activities	(43,363)	(120,326)	(117,174)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(2,603)	(249,604)
Proceeds from issuance of debt	—	—	246,330
Borrowings under revolving credit facilities	1,737	92,423	22,725
Repayments under revolving credit facilities	(1,737)	(98,423)	(16,725)
Debt issuance costs	—	—	(3,994)
Debt retirement costs	—	—	(1,208)
Repurchase of common stock	(36,352)	—	—
Issuance of common stock	—	403	44
Net cash used in financing activities	(36,352)	(8,200)	(2,432)
CHANGE IN CASH AND CASH EQUIVALENTS	(47,849)	79,154	(99,888)
Cash and cash equivalents, beginning of year	163,242	84,088	183,976
Cash and cash equivalents, end of year	$115,393	$163,242	$84,088

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(amounts in thousands, except share and per share amounts)

1. Summary of significant accounting policies
Organization and Basis of Presentation — Century Aluminum Company ("Century Aluminum," "Century," the "Company", "we", "us", "our" or "ours") is a holding company, whose principal subsidiaries are Century Kentucky, Inc. (together with its subsidiaries, "CAKY"), Nordural ehf ("Nordural"), Century Aluminum Sebree LLC ("Century Sebree"), Century Aluminum of South Carolina ("CASC"), and Century Aluminum of West Virginia, Inc. ("Century of West Virginia").  Century Kentucky, Inc. operates a primary aluminum reduction facility in Hawesville, Kentucky ("Hawesville").  Nordural Grundartangi ehf, a subsidiary of Nordural, operates a primary aluminum reduction facility in Grundartangi, Iceland ("Grundartangi").  Century Sebree operates a primary aluminum reduction facility in Robards, Kentucky ("Sebree"). CASC operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("Mt. Holly").  Nordural Helguvik ehf, a subsidiary of Nordural, owns a greenfield primary aluminum project in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), construction of which is currently curtailed. In July 2015, we announced the permanent closure of our Ravenswood facility, located adjacent to the Ohio River near Ravenswood, West Virginia ("Ravenswood"). Ravenswood is owned by our wholly-owned subsidiary, Century of West Virginia.
In addition to our primary aluminum assets, our subsidiary, Century Vlissingen, owns and operates a carbon anode production facility owned located in Vlissingen, the Netherlands ("Vlissingen"). We also own a 40% stake in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.   Carbon anodes are used in the production of primary aluminum and both BHH and Vlissingen currently supply carbon anodes to Grundartangi.
As of December 31, 2015, Glencore owns 42.9% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has an overall 47.5% economic ownership of Century.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. See Note 2 Related party transactions
Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all intercompany transactions and accounts. Our interest in the BHH joint venture is accounted for under the equity method. For BHH, we report our investment in its results of operations on a one-quarter lag. Prior to the acquisition of Mt. Holly, we accounted for our interest in Mt. Holly using the equity method of accounting.
Revenue recognition — In connection with our sales agreement with Glencore, we invoice Glencore prior to physical shipment of goods for substantially all production generated from each of our US domestic smelters.  For those sales, revenue is recognized only when Glencore has specifically requested such treatment and has made a commitment to purchase the product.  The goods must be complete, ready for shipment and separated from other inventory with title and risk of ownership passing to Glencore.  We must retain no performance obligations. For all other shipments, including sales to Glencore from our smelter in Iceland, our tolling agreement with Glencore, revenue is recognized when title and risk of loss pass to the customer which is upon shipment.
Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for uncollectible accounts and credit memos of $1,000 and $1,000 at December 31, 2015 and 2014, respectively.
Inventories — Our inventories are stated at the lower of cost or Net Realizable Value ("NRV"), using the first-in, first-out ("FIFO") method.

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
Technology and software     3 to 7 years
Impairment of long-lived assets — We evaluate our property, plant and equipment for potential impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  If deemed unrecoverable, an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value of the assets. Impairment evaluation and fair value is based on estimates and assumptions that take into account our business plans and a long-term investment horizon. In June 2015, we recognized an impairment charge of $30,850 based on our decision to immediately and permanently close our Ravenswood facility. In establishing the Ravenswood impairment we evaluated the recoverability of the remaining inventory and fixed assets.  The resulting fair value is classified as Assets held for sale and was determined using management’s assumptions based on a pending plan of sale. Such assumptions include an estimated future sale price based on scrap value or based on the market price of scrap components or similar assets. These non-recurring fair value adjustments and the inputs used in the measurement are classified as Level 3 fair value measurements.
In the fourth quarter of 2015, we completed the construction of a second furnace at our carbon anode facility in Vlissingen, Netherlands which increased our capacity to produce carbon anodes and reduced our need to source carbon anodes from BHH. As a result, in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. In connection with our exit plan, we concluded that our investment in BHH was other than temporarily impaired and recorded a charge of $11,584.  Fair value for the investment was based on a proposed sale transaction for a portion of the investment and we classified the fair value within Level 3 of the fair value hierarchy as its fair value was determined with inputs that are not readily observable in the market. We did not recognize any impairment losses on our long-lived fixed assets during 2014 or 2013.
Business Acquisitions — We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The difference between the fair value of the net assets acquired and the purchase price is recorded as either goodwill or a bargain purchase gain. We record the operating results of our acquired businesses in our consolidated statements of operations from the date of acquisition.
Income Taxes — We account for income taxes using the asset and liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In evaluating our ability to realize deferred tax assets, we use judgment to determine if it is more likely than not that some portion or all of a deferred tax asset will not be realized, and if a corresponding valuation allowance is required.  Accordingly, we have a valuation allowance against all of our net U.S. federal and state deferred tax assets, a portion of our Icelandic and all of our Hong Kong and Netherlands net operating loss ("NOL") deferred tax assets.  Additionally, we have provided for deferred taxes on unremitted foreign earnings.
Defined Benefit Pension and Other Postretirement Benefits — We sponsor defined benefit pension and other postretirement benefit ("OPEB") plans for certain of our domestic hourly and salaried employees and a SERB plan for certain current and former executive officers. We recognize expenses, assets and liabilities based on actuarial assumptions. We contribute to our defined benefit pension plans based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements.
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
Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona ("ISK") and the Chinese renminbi.  Grundartangi and Vlissingen use the U.S. dollar as their functional currency, however a portion of the operating expenses of their respective facilities are denominated and payable in currencies other than the U.S. dollar.  In addition, our joint venture, BHH, uses the Chinese renminbi as its

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

functional currency. Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  Labor costs, maintenance costs and other local services at Vlissingen are denominated in euros. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income – net in the consolidated statements of operations. For our joint venture investments we record gains and losses associated with foreign currency exchange rates in equity in earnings of joint ventures.
Financial Instruments — Receivables, certain life insurance policies, payables, borrowings under revolving credit facilities and debt related to industrial revenue bonds ("IRBs") are carried at amounts that approximate fair value.
Earnings per share — Basic earnings (loss) per share ("EPS") amounts are calculated by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
We calculate the amount of net income (loss) allocated to common stockholders and basic EPS using the Two-Class Method earnings allocation formula, allocating undistributed income to our Series A Convertible Preferred Stock shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.
Our Series A Convertible Preferred Stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences. In periods where we report net losses, we do not allocate these losses to the convertible preferred stock for the computation of basic or diluted EPS.
Asset Retirement Obligations — We are subject to environmental regulations which create certain legal obligations related to the normal operations of our domestic primary aluminum smelter operations. Our asset retirement obligations ("AROs") consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities. AROs are recorded on a discounted basis at the time the obligation is incurred (when the pot liner is put in service) and accreted over time for the change in the present value of the liability. We capitalize the asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful lives.
Certain conditional asset retirement obligations ("CAROs") relate to the remediation of our primary aluminum facilities for hazardous material, such as landfill materials and asbestos which have not been recorded because they have an indeterminate settlement date.  CAROs are a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within our control.
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
Share-Based Compensation — We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. We recognize the cost over the period during which an employee is required to provide service in exchange for the award.
We issue shares to satisfy the requirements of our share-based compensation plans. At this time, we do not plan to issue treasury shares to support our share-based compensation plans, but we may in the future. We award performance units to certain officers and employees. The performance units may be settled in cash or common stock at the discretion of the Board. These awards have historically been settled in cash, although a portion of these awards were settled in common stock in 2015.

We have not issued any stock options since 2009.
Recently Issued Accounting Standards
On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 "Revenue From Contracts with Customers" by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Compared with current GAAP, the ASU requires significantly expanded disclosures about revenue recognition. The ASU is effective for Century for our fiscal year 2018 and thereafter. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations and cash flows.
2. Related party transactions
The significant related party transactions occurring during the years ended December 31, 2015, 2014 and 2013 are described below.
Glencore ownership
Through its ownership of our common and preferred stock, Glencore plc and its subsidiaries (together, "Glencore") has an overall 47.5% economic ownership in Century Aluminum.
Sales to Glencore
Pursuant to several agreements with Glencore, we sell substantially all of our production to Glencore. Glencore purchases the aluminum we produce for resale to end users.
Glencore purchases substantially all of the aluminum produced at our North American smelters pursuant to that certain sales agreement, effective as of December 31, 2014 (the "U.S. Sales Agreement"). Under the U.S. Sales Agreement, Glencore purchases our aluminum on a take or pay basis at prices determined by reference to the Midwest Transaction Price plus additional negotiated product premiums. The current term of the U.S. Sales Agreement continues through December 31, 2016.
Glencore has also agreed to purchase substantially all primary aluminum produced at Grundartangi from 2014 through 2017 at market prices, less commitments under existing tolling contracts (the "Glencore Grundartangi Metal Agreement").  The price for aluminum delivered to Glencore under the Glencore Grundartangi Metal Agreement is determined by reference to the LME price for primary aluminum, plus the European Duty Paid premium and any applicable product premiums. We have also entered into a tolling agreement with Glencore for 90,000 tpy through July 2016. Under this agreement, Glencore provides Grundartangi alumina for processing and receives primary aluminum in return for tolling fees that are based on the price of primary aluminum.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchases from Glencore
We purchase alumina from Glencore on both a spot and long-term contract basis. We are party to a long-term alumina supply agreement with Glencore, in which Glencore has agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum. In 2014, upon mutual agreement, approximately half of the purchases under this agreement were priced based on a published alumina index. For 2015, we priced all of the purchases under this agreement based on a published alumina index. We had additional agreements to buy alumina from Glencore, which expired at the end of 2014 and 2013.  In 2014 and 2013, the pricing on these alumina purchase agreements for Grundartangi was indexed to the LME price for primary aluminum. We believe that the alumina purchased from Glencore under these contracts were purchased at prices that approximate market.
Transactions with BHH
We own a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We purchase carbon anodes from BHH.   In the fourth quarter of 2015, we completed the construction of a second furnace at our carbon anode facility in Vlissingen, Netherlands. This investment increases our capacity to produce carbon anodes and reduces our need to source carbon anodes from BHH. As a result, in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. In connection with our exit plan, we concluded that our investment in BHH was other than temporarily impaired and recorded a charge of $11,584.  Fair value for the investment was based on a proposed sale transaction for a portion of the investment.
Summary
A summary of the aforementioned related party transactions for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales to Glencore	$1,867,711	$1,262,101	$511,051
Purchases from Glencore	393,158	285,167	173,693
Purchases from BHH	46,592	47,804	86,678

3. Business acquisitions
Acquisition of Mt. Holly aluminum smelter
On October 23, 2014, our wholly-owned subsidiary, Berkeley Aluminum Inc. ("Berkeley"), entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax Inc. ("Alumax"), a wholly-owned subsidiary of Alcoa, pursuant to which Berkeley acquired all of the issued and outstanding shares of Alumax of South Carolina, Inc. ("Alumax of SC") and, thereby, acquired Alcoa's 50.3% stake in Mt. Holly. Immediately following the consummation of the transaction, Berkeley merged with and into Alumax of SC with Alumax of SC surviving and changed its name to "Century Aluminum of South Carolina, Inc." CASC now owns 100% of Mt. Holly. Mt. Holly, located in Goose Creek, South Carolina, employed approximately 600 people and had an annual production capacity of 231,000 tonnes of primary aluminum as of the acquisition date.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley acquired all of the issued and outstanding shares of capital stock of Alumax of SC for $67,500 in cash subject to working capital and other similar adjustments. The acquisition was funded with available cash on hand. We incurred $1,087 of acquisition related costs during 2014 and $452 of acquisition-related costs during 2015. All acquisition-related costs were expensed to selling, general and administrative expenses in the period they were incurred.
The following table summarizes all of the elements of consideration for the transaction.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 1, 2014

Purchase price	$67,500
Contingent consideration	13,780
Economic, working capital and other closing adjustments	(13,513)
Total consideration	$67,767
Contingent Consideration - Earn-out provision
The Stock Purchase Agreement provides for a post-closing cash payment to be made following December 31, 2015 based on (i) changes in the Midwest Transaction Price for aluminum between July 2, 2014 and December 31, 2015 and (ii) the aggregate cast house production of Mt. Holly from October 1, 2014 through December 31, 2015. The maximum amount of this post-closing cash payment by (i) CASC to Alcoa is $22,500 and (ii) Alcoa to CASC is $12,500. We measured the fair value of the contingent consideration and recognized a $13,780 liability at December 1, 2014. Each period, until the end of the measurement period on December 31, 2015, we remeasured the fair value of the contingent consideration and the change in the fair value was recognized in earnings. We classified the contingent consideration within Level 3 of the fair value hierarchy as its fair value was determined with inputs that are not readily observable in the market. During 2015, we recognized $18,337 in gain on fair value of contingent consideration, primarily related to decreases in the forward curve of the LME price of primary aluminum.
Pursuant to the earn-out provision, we currently expect Alcoa to pay us $12,500 in the first quarter of 2016.
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
Other adjustments include amounts due to CASC for expected future post-employment benefit payments and certain other items. The amounts were negotiated as part of the Stock Purchase Agreement and we received $2,400 from Alcoa for these adjustments at closing.
Step Acquisition
We accounted for this transaction as a step acquisition which required that we remeasure our prior 49.7% ownership interest, which was previously accounted for as an equity method investment, to fair value. The fair value of our interest in Mt. Holly was $47,855 at closing, resulting in a non-cash pre-tax gain of $15,955. $14,637 of that gain was recorded retroactively to the closing date resulting in an adjustment to Accumulated Deficit in the Consolidated Balance Sheets as of December 31, 2014. Our previously recorded equity method investment in Mt. Holly and the proportionally consolidated property, plant and equipment was derecognized from our Consolidated Balance Sheets. Since the date of the step acquisition, the financial results of Mt. Holly and all of its operating assets have been included within our consolidated financial statements.
Below is the final purchase price allocation for Mt. Holly.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Preliminary estimate of the acquisition date fair value as of December 1, 2014	Measurement period adjustments	Final acquisition date fair value as of December 1, 2014
Assets Acquired:
Inventories	$26,105	$(2,126)	$23,979
Due from Alumax	20,786	(9,517)	11,269
Prepaid and other current assets	2,527	—	2,527
Intangible asset	2,580	—	2,580
Pension asset	30,842	—	30,842
Property, plant and equipment – net	127,089	15,748	142,837
Total assets acquired	$209,929	$4,105	$214,034
Liabilities Assumed:
Accounts payable, trade	$41,471	$—	$41,471
Accrued and other current liabilities	8,335	255	8,590
Accrued pension benefit costs	—	34,595	34,595
Accrued postretirement benefit costs	2,857	—	2,857
Asset retirement obligations	8,213	—	8,213
Deferred taxes	4,804	(2,118)	2,686
Total liabilities assumed	$65,680	$32,732	$98,412
Goodwill	$4,804	$(4,804)	$—
We have adjusted the purchase price allocation to appropriately reflect the liability for the pension funding obligations that we assumed as of the acquisition date, pursuant to the Stock Purchase Agreement. Additionally, we have revised the Consolidated Statements of Cash Flows for 2014 to classify $11,269 of accounts receivable collected from Alcoa at the closing out of investing activities and into operating activities.
Pension funding obligations
Pursuant to the Stock Purchase Agreement, Alcoa spun-off the pension plan assets for the current and former Mt. Holly employees into a qualified defined benefit plan that we established. Alcoa and Berkeley agreed to fund their proportionate share of the underfunded Mt. Holly pension plan benefit obligations, measured in accordance with generally accepted accounting principles in the United States ("GAAP") using agreed upon assumptions as of the transaction date. In addition, Berkeley agreed to fund any additional amount needed to bring the Mt. Holly pension benefit obligations to fully funded status on a termination basis under IRS Code Section 414(l) (the "414(l) liability"). In April 2015, CASC, as successor in interest to Berkeley, contributed a total of $34,595 to satisfy its pension plan funding obligations under the Stock Purchase Agreement. The Pension Benefit Guaranty Corporation (the "PBGC") assumptions used for termination basis funding are more conservative than those used for GAAP purposes and resulted in the recognition of a pension asset for the over funded plan.
Settlement of amounts due from Alumax
Prior to the closing date, the Mt. Holly partnership had amounts due from Alumax of SC for metal off-take, capital, plant administrative and various other costs. These amounts totaling $11,269 were received at closing.
From the acquisition date of December 1, 2014 through December 31, 2014, the revenue and earnings that were attributable to the acquired Alcoa’s 50.3% stake in Mt. Holly included in the Consolidated Statements of Operations is as follows:

Year ended
December 31, 2014
Mt. Holly revenue	$25,911
Mt. Holly income from continuing operations (1)	$3,024

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The income attributable to the acquired Alcoa’s 50.3% stake in Mt. Holly excludes the gain on the fair value of the contingent consideration and the gain on remeasurement of the equity investment.
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

	Year ended December 31,
	2014	2013
Pro forma revenues	$2,176,552	$1,707,838
Pro forma earnings from continuing operations	125,847	(38,819)
Pro forma earnings per common share, basic	1.30	(0.44)
Pro forma earnings per common share, diluted	1.29	(0.44)
Acquisition of Sebree aluminum smelter
On June 1, 2013, Century Sebree acquired the Sebree aluminum smelter from a subsidiary of Rio Tinto Alcan ("RTA"). Sebree, located in Robards, Kentucky, has an annual hot metal production capacity of 218,000 tonnes of primary aluminum and employs approximately 500 people. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments). As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and funded the pension plan assumed by Century in accordance with the purchase agreement.
In July 2014, we reached the final determination of the working capital adjustments for the Sebree acquisition, resulting in a final purchase price of $49,035. As the final determination was subsequent to the expiration of measurement period, we recognized a gain of approximately $965 in the second quarter of 2014 (these adjustments were not included as part of the gain on bargain purchase recorded in 2013). The gain was recorded in other income – net, from the release of accrued amounts related to the acquisition.
In 2013, we allocated the purchase price using the estimated fair values at the date of acquisition and recorded a gain on bargain purchase of $5,253 in 2013.

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
From the acquisition date of June 1, 2013 through December 31, 2013, the revenue and earnings that were attributable to Sebree included in the consolidated statement of operations is as follows:

Year ended December 31, 2013
Sebree revenue	$247,178
Sebree income from continuing operations	8,705
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

Year ended December 31, 2013
Pro forma revenues	$1,662,707
Pro forma loss from continuing operations	(83,035)
Pro forma loss per common share, basic	(0.94)
Pro forma loss per common share, diluted	(0.94)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair value measurements
ASC 820 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date."  Valuation techniques used for fair value measurements are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our internal market assumptions.  These two types of inputs create the following fair value hierarchy:

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

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$102,675	$—	$—	$102,675
Trust assets	5,226	—	—	5,226
Surety bonds	1,870	—	—	1,870
TOTAL	$109,771	$—	$—	$109,771
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$137,712	$—	$—	$137,712
Trust assets	8,067	—	—	8,067
Surety bonds	1,987	—	—	1,987
TOTAL	$147,766	$—	$—	$147,766
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

(1)	See Note 5 Debt for additional information about the E.ON contingent obligation.

5. Debt

	December 31,
	2015	2014
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,722 and $3,112, respectively, interest payable semiannually	247,278	246,888
Total	$255,093	$254,703

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2015 was 0.21%.

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas and Morgan Stanley Senior Funding Inc., as lenders, are parties to the Amended and Restated Loan and Security Agreement, dated May 24, 2013 (as amended from time to time, the "U.S. revolving credit facility"). The U.S. revolving credit facility has a term through June 26, 2020 and provides for borrowings of up to $150,000 in the aggregate, including up to $110,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
Status of our U.S. revolving credit facility:

December 31, 2015
Credit facility maximum amount	$150,000
Borrowing availability	81,292
Outstanding letters of credit issued	46,346
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	34,946

Borrowing Base.  The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of accounts receivable and inventory of the Borrowers which meet the eligibility criteria.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50,000 Committed Revolving Credit Facility agreement with Landsbankinn hf., dated November 27, 2013 (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 27, 2016.
Status of our Iceland revolving credit facility:

December 31, 2015
Credit Facility maximum amount	$50,000
Borrowing availability	49,294
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	49,294
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
Interest Rates and Fees.  Any amounts outstanding under the Iceland revolving credit facility will bear interest at LIBOR plus a margin per annum.
Prepayments.  Any outstanding borrowings may be prepaid without penalty or premium (except incurred breakage costs) in whole or in part.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
2021 Notes
General.  On June 4, 2013, we issued $250,000 of our 7.5% Notes due June 1, 2021 (the "2021 Notes") in a private offering exempt from the registration requirements of the Securities Act.  The 2021 Notes were issued at a discount and we received proceeds of $246,330, prior to payment of financing fees and related expenses. The interest rate at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year. The Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral.
Fair Value.  Fair value for our 7.5% Notes due 2021 was based on the latest trading data available and was $169,220 and $256,408, as of December 31, 2015 and 2014, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
Guaranty.  Our obligations under the 2021 Notes are guaranteed by all of our existing and future domestic restricted subsidiaries (the "Guarantor Subsidiaries"), except for foreign owned holding companies and any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantor Subsidiaries, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor Subsidiaries but effectively senior to unsecured debt.
Collateral. Our obligations under the 2021 Notes due and the Guarantor Subsidiaries' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):

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
Under certain circumstances, we may incur additional debt that also may be secured by liens on the collateral that are equal to or have priority over the liens securing the 2021 Notes.
Redemption Rights.  Prior to June 1, 2016, we may redeem the 2021 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, and if redeemed during the twelve-month period beginning on June 1 of the years indicated below, at the following redemption prices plus accrued and unpaid interest:

Year	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%
Upon a change of control (as defined in the indenture governing the 2021 Notes), we will be required to make an offer to purchase the 2021 Notes at a purchase price equal to 101% of the outstanding principal amount of the 2021 Notes on the date of the purchase, plus accrued interest to the date of purchase.
Covenants.  The indenture governing the 2021 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
7.5% Notes due 2014
In August 2004, we sold $250,000 of our 7.5% Notes due 2014 in a private offering exempt from the registration requirements of the Securities Act.  The 7.5% Notes due 2014 were subsequently registered with the SEC in December 2004. The 7.5% Notes due 2014 matured on August 15, 2014 and were repaid upon maturity.
E.ON contingent obligation
General.  The E.ON contingent obligation consists of the aggregate E.ON payments made to Big Rivers Electric Corporation ("Big Rivers") on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy, a member cooperative of Big Rivers (the "Big Rivers Agreement").  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments. Interest accrues at an annual rate equal to 10.94% and the term of the agreement is through December 31, 2028.
Based on the LME forward market prices for primary aluminum at December 31, 2015 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $1,411 and $1,412 in net gain (loss) on forward and derivative contracts for the years ended December 31, 2015 and 2014. These amounts are exactly offset by interest expense on the E.On contingent obligation which is recorded as part of interest expense. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	December 31, 2015	December 31, 2014
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(6,702)	(5,291)
E.ON contingent obligation – derivative asset	Other liabilities	19,604	18,193
		$—	$—
Industrial Revenue Bonds
General.  As part of the purchase price for our acquisition of the Hawesville facility, we assumed industrial revenue bonds ("IRB's") which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market and interest on the IRB's is paid quarterly. The IRB's are secured by a letter of credit issued under our revolving credit facility and mature on April 1, 2028.
Principal Payments on Long Term Debt
We have no principal payments due in the next five years for our long-term borrowings.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Shareholders' equity
Common Stock
As of December 31, 2015 and 2014, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 94,224,571 shares were issued and 87,038,050 shares were outstanding at December 31, 2015; 93,851,103 shares were issued and 89,064,582 shares were outstanding at December 31, 2014.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2015 and 2014, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2015 and December 31, 2014, 76,539 shares and 78,141 were outstanding, respectively.
The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common for each share of preferred stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.
The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2015, 2014 and 2013:

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Balance as of December 31, 2012	80,283	4,786,521	88,548,637
Conversion of convertible preferred stock	(663)	—	66,244
Issuance for share-based compensation plans	—	—	95,396
Balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(1,479)	—	147,952
Issuance for share-based compensation plans	—	—	206,353
Balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	2,400,000	(2,400,000)
Conversion of convertible preferred stock	(1,602)	—	160,162
Issuance for share-based compensation plans	—	—	213,306
Balance as of December 31, 2015	76,539	7,186,521	87,038,050
Dividend Rights.  So long as any shares of our Series A Convertible Preferred Stock are outstanding, we may not pay or declare any dividend or make any distribution upon or in respect of our common stock or any other capital stock ranking on a parity with or junior to the Series A Convertible Preferred Stock in respect of dividends or liquidation preference, unless we, at

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Repurchase Program
In 2011, our Board of Directors authorized a $60 million stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70 million.  Under the program, Century is authorized to repurchase up to $130 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise.  The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors.  The stock repurchase program may be suspended or discontinued at any time.
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
Through December 31, 2015, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. We have made no repurchases since April 2015 and have approximately $43,724 remaining under the repurchase program authorization as of December 31, 2015.
7. Inventories
Inventories, at December 31, consist of the following:

	2015	2014
Raw materials	$52,121	$76,655
Work-in-process	34,025	43,248
Finished goods	15,988	19,969
Operating and other supplies	129,738	143,608
Inventories	$231,872	$283,480

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Property, plant and equipment
Property, plant and equipment, at December 31, consist of the following:

	2015	2014
Land and improvements	$42,654	$43,385
Buildings and improvements	325,580	345,271
Machinery and equipment	1,349,731	1,476,518
Construction in progress	173,418	182,393
	1,891,383	2,047,567
Less accumulated depreciation	(659,127)	(742,024)
Property, plant and equipment - net	$1,232,256	$1,305,543
For the years ended December 31, 2015, 2014 and 2013, we recorded depreciation expense of $80,117, $70,827 and $66,570, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Supplemental financial statement information

Components of Accumulated Other Comprehensive Loss:	2015	2014
Defined benefit plan liabilities	$(121,910)	$(128,664)
Unrealized loss on financial instruments	(1,435)	(1,249)
Other comprehensive loss before income tax effect	(123,345)	(129,913)
Income tax effect (1)	10,695	12,231
Accumulated other comprehensive loss	$(112,650)	$(117,682)

(1)	The allocation of the income tax effect to the components of other comprehensive income is as follows:

	2015	2014
Defined benefit plan liabilities	$11,243	$12,812
Unrealized loss on financial instruments	(548)	(581)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCI"):

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Unrealized loss on financial instruments	Total, net of tax
Balance, December 31, 2012	$(137,441)	$(12,224)	$(1,527)	$(151,192)
Other comprehensive income (loss) before reclassifications	56,795	(8)	—	56,787
Net amount reclassified to net income	2,725	—	(152)	2,573
Balance, December 31, 2013	(77,921)	(12,232)	(1,679)	(91,832)
Other comprehensive income (loss) before reclassifications	(42,926)	(419)	—	(43,345)
Net amount reclassified to net income	4,995	—	(151)	4,844
Elimination of equity in investee resulting from acquisition	—	12,651	—	12,651
Balance, December 31, 2014	(115,852)	—	(1,830)	(117,682)
Other comprehensive income before reclassifications	7,311	—	—	7,311
Net amount reclassified to net income	(2,126)	—	(153)	(2,279)
Balance, December 31, 2015	$(110,667)	$—	$(1,983)	$(112,650)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications out of AOCI were included in the consolidated statements of operations as follows:

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Operations
AOCI Components	Location	2015	2014	2013
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$(1,696)	$6,237	$3,264
	Selling, general and administrative expenses	235	569	990
	Other operating expense, net	904	—	—
	Income tax expense	(1,569)	(1,811)	(1,529)
	Net of tax	$(2,126)	$4,995	$2,725

Equity in investee other comprehensive income	Cost of goods sold	$—	$—	$—
	Income tax expense	—	(419)	(70)
	Net of tax	$—	$(419)	$(70)

Unrealized loss on financial instruments	Cost of goods sold	$(186)	$(185)	$(186)
	Income tax expense	33	34	34
	Net of tax	$(153)	$(151)	$(152)

10. Pension and other postretirement benefits
Pension Benefits
We maintain noncontributory defined benefit pension plans for certain domestic hourly and salaried employees.  For the eligible domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act 1974 ("ERISA"). In addition, we maintain the SERB plan for certain current and former executive officers.
Partial Freeze
In 2014, the Salaried Pension Plan was amended to eliminate future accruals for participants who are under age 50 as of January 1, 2015. The plan was also closed to new entrants. The amendment decreased the plans' projected benefit obligations by approximately $6,600 and a curtailment charge of $263 was recorded in 2014.
Pension Settlement - Lump Sum Payout
In 2014, we offered certain former employees with vested pension benefits a lump sum payout in an effort to reduce our long-term pension obligations. As a result, net periodic benefit cost for our pension plans increased by a non-cash settlement charge of $4,701 for 2014 and the projected benefit obligation decreased by $19,573.
PBGC settlement
In April 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred payments. We made the contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contribution during 2014. The remaining contributions under this agreement are approximately $9,600.
Other Postretirement Benefits (OPEB)
In addition to providing pension benefits, we provide certain healthcare and life insurance benefits for certain domestic retired employees. We accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.
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
Obligations and Funded Status
The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$336,292	$238,319	$158,781	$134,652
Service cost	6,346	5,605	1,970	1,591
Interest cost	13,388	11,629	5,985	6,420
Plan amendments	—	(5,308)	(1,758)	—
Medicare Part D	—	—	—	273
Actuarial loss (gain)	(11,429)	32,772	(18,150)	17,669
Acquisition	—	84,743	—	2,857
Benefits paid	(19,247)	(11,895)	(5,878)	(4,681)
Curtailment	1,221	—	(8,400)	—
Settlements	—	(19,573)	—	—
Benefit obligation at end of year	$326,571	$336,292	$132,550	$158,781

	Pension		OPEB
	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$305,520	$199,304	$—	$—
Actual return on plan assets	(11,321)	16,118	—	—
Acquisition	—	115,982	—	—
Employer contributions	5,910	5,584	5,878	4,681
Benefits paid	(19,247)	(11,895)	(5,878)	(4,681)
Settlements	—	(19,573)	—	—
Fair value of assets at end of year	$280,862	$305,520	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		OPEB
	2015	2014	2015	2014
Funded status of plans:
Funded status	$(45,709)	$(30,772)	$(132,550)	$(158,781)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$—	$30,842	$—	$—
Current liabilities	(1,743)	(1,744)	(6,551)	(6,118)
Non-current liabilities	(43,966)	(59,870)	(125,999)	(152,663)
Net amount recognized	$(45,709)	$(30,772)	$(132,550)	$(158,781)

Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$80,514	$63,360	$49,562	$79,720
Prior service cost (benefit)	1,211	1,335	(9,377)	(15,751)
Total	$81,725	$64,695	$40,185	$63,969
Pension Plans That Are Not Fully Funded
At December 31, 2015, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $326,571, $319,873 and $280,862, respectively.
At December 31, 2014, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $336,292, $328,963 and $305,520, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2015	2014	2013	2015	2014	2013
Service cost	$6,346	$5,605	$4,735	$1,970	$1,591	$2,527
Interest cost	13,388	11,629	8,908	5,985	6,420	5,681
Expected return on plan assets	(21,241)	(14,694)	(10,592)	—	—	—
Amortization of prior service costs	110	77	113	(3,728)	(3,844)	(3,995)
Amortization of net loss	3,980	1,907	3,152	3,814	3,704	5,022
Settlements	—	4,701	—	—	—	—
Curtailment cost (benefit)	1,235	263	(18)	(4,266)	—	(20)
Net periodic benefit cost	$3,818	$9,488	$6,298	$3,775	$7,871	$9,215

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2015	2014	2015	2014
Net loss (gain)	$21,133	$24,326	$(26,686)	$17,669
Prior service cost (benefit)	—	1,299	(1,758)	—
Amortization of net loss, including recognition due to settlement	(3,980)	(6,608)	(3,814)	(3,704)
Amortization of prior service benefit (cost), including recognition due to curtailment	(124)	(340)	8,475	3,844
Total amount recognized in other comprehensive loss	17,029	18,677	(23,783)	17,809
Net periodic benefit cost	3,818	9,488	3,775	7,871
Total recognized in net periodic benefit cost and other comprehensive loss	$20,847	$28,165	$(20,008)	$25,680

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2016:
	Pension	OPEB
Amortization of net loss	$4,161	$3,518
Amortization of prior service cost (benefit)	106	(2,781)

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2015	2014	2015	2014
Discount rate (1)	4.44%	4.05%	4.50%	4.00%
Rate of compensation increase (2)	3%/4%	3%/4%	3%/4%	3%/4%
Measurement date	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2015	2014	2013	2015	2014	2013
Measurement date	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Fiscal year end	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Discount rate (1)	4.05%	4.89%	4.00%	4.00%	4.99%	4.01%
Rate of compensation increase (2)	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%
Expected return on plan assets (3)	7.16%	7.25%	7.25%	—	—	—

(1)	We use the Ryan Discount Rate Curve ("Ryan Curve") to determine the discount rate.

(2)
For 2015, the rate of compensation increase is 3% per year for the first three years and 4% per year for year four and thereafter. For 2014, the rate of compensation increase is 3% per year for the first four years and 4% per year for year five and thereafter.

For 2013, the rate of compensation increase is 3% per year for the first five years and 4% per year for year six and thereafter.

(3)
The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

For measurement purposes, medical cost inflation is initially estimated to be 8%, declining to 5% over six years and thereafter.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2015:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,403	$(1,108)
Effect on accumulated postretirement benefit obligation	18,170	(15,086)

Benefit Plan Assets
Pension Plan Investment Strategy and Policy
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
Policy Portfolio
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2015 Target	December 31, 2015	December 31, 2014
Equities:
U.S. equities	31%	30%	42%
International equities	21%	20%	18%
Fixed income	48%	50%	40%
		100%	100%

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
Fair Value Measurements of Pension Plan assets
The following table sets forth by level the fair value hierarchy our Pension Plans' assets.  These assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.
Fair Value of Pension Plans’ assets included under the fair value hierarchy:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$86,723	$—	$—	$86,723
International equities	54,769	—	—	54,769
Fixed income	139,370	—	—	139,370
Total	$280,862	$—	$—	$280,862
As of December 31, 2014
Equities:
U.S. equities	$79,148	$—	$—	$79,148
International equities	33,720	—	—	33,720
Fixed income	76,204	—	—	76,204
Plan Receivable (1)	—	—	116,448	116,448
Total	$189,072	$—	$116,448	$305,520

(1)
Represents the receivable to the Century Aluminum of South Carolina defined benefit plan related to pension funding obligations under the Stock Purchase Agreement which was received in 2015. The plan receivable was considered a Level 3 asset because determining the fair value requires significant unobservable inputs, including census data and various actuarial assumptions.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Foreign equities: Official closing price, where available, or last sale price; last bid price if no official closing price; and

•	Municipal bonds, US bonds, Eurobonds/foreign bonds: Evaluated bid price; broker quote if no evaluated bid price.
Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.
Pension and OPEB Cash Flows
During 2015 and 2014, we made contributions of approximately $5,910 and $5,584, respectively, to the qualified defined benefit and SERB plans we sponsor.
We expect to make the following contributions for 2016:

2016
Expected pension plan contributions	$1,769
Expected OPEB benefits payments	6,551
Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2016	$26,438	$6,551
2017	19,755	6,789
2018	20,228	7,099
2019	21,229	7,388
2020	21,655	7,508
2021 – 2025	105,301	39,031
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Century’s participation in the plan for the year ended December 31, 2015, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2015 (1)	Green
Pension Protection Act Zone Status 2014 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2015	$1,618
Contributions of Century Aluminum 2014	$2,164
Contributions of Century Aluminum 2013	$2,171
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2020

(1)
The most recent Pension Protection Act zone status available in 2015 and 2014 is for the plan's year-end December 31, 2014 and December 31, 2013, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made by those affected by the amendment. The expense related to the plan was $5,446, $1,547 and $1,138 for 2015, 2014 and 2013, respectively.
11. Share-based compensation
Amended and Restated Stock Incentive Plan — We award restricted share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 6,832,000 shares remaining at December 31, 2015.  Our share-based compensation consists of service-based (time vested) and performance share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service.  In the past, we have granted stock options that have a term of 10 years and typically vest one-third on the grant date and an additional one-third on the first and second anniversary dates of the grant.  Our most recent grant of stock options was in 2009.
As of December 31, 2015, options to purchase 443,737 shares of common stock and 541,304 service-based share awards were outstanding.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity under our Stock Incentive Plan during the year ended December 31, 2015 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	544,171	$26.85
Exercised	—	—
Forfeited/expired	(100,434)	25.95
Outstanding, fully vested and exercisable at December 31, 2015 (1)	443,737	$27.06	2.19	$—

(1)
As the result of actions in 2011 that were determined to be a "change of control" under the Stock Incentive Plan, all options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century.

Long-Term Incentive Plan — We also grant annual long-term incentive awards under our Amended and Restated Long-Term Incentive Plan (the "LTIP"). The LTIP is designed to provide senior-level employees the opportunity to earn long-term incentive awards through the achievement of performance goals and to align compensation with the interests of our stockholders by linking compensation to share price appreciation and total stockholder return over a multi-year period. Awards made under the LTIP are granted subject to the Stock Incentive Plan to the extent the award is deliverable in stock. We provide two types of LTIP awards: time-vested performance share units and performance units.
Time-vested share units are stock-settled awards (which do not contain any performance-based vesting requirements) that are granted at the beginning of the performance period.  Performance units are generally cash-settled awards (although the Board of Directors retains the discretion to settle these awards in stock) and vest based on the achievement of pre-determined performance metrics, subject to the discretion of the Board. We recorded a performance unit liability for approximately $4,853 and $6,251 as of December 31, 2015 and 2014, respectively. Both the performance units and time-vested share units vest, in their entirety, after three years.

Service-based share awards
Outstanding at January 1, 2015	464,485
Granted	478,798
Vested	(354,688)
Forfeited	(47,291)
Outstanding at December 31, 2015	541,304

	Year ended December 31,
	2015	2014	2013
Weighted average per share fair value of service-based share grants	$4.21	$15.31	$8.19
Total intrinsic value of option exercises	—	1,011	13
Fair Value Measurement of Share-Based Compensation Awards – We estimate the fair value of each stock option award using the Black-Scholes model on the date of grant.  We have not granted any stock options since 2009. For our service-based awards, fair value is equal to the closing stock price on the date of grant. For our performance-based awards, fair value is equal to the closing stock price at each reporting period end.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the compensation cost recognized for the years ended December 31, 2015, 2014 and 2013 for all options, service-based share and performance-based share awards. This expense is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2015	2014	2013
Share-based compensation expense reported:
Performance-based share expense	$1,587	$1,090	$475
Service-based share expense	257	244	603
Stock option expense	—	—	—
Total share-based compensation expense before income tax	1,844	1,334	1,078
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$1,844	$1,334	$1,078
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2015, 2014 and 2013. As of December 31, 2015, we had unrecognized compensation expense of $2,334 before taxes.  This expense will be recognized over a weighted average period of one year.
12. Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
The following table shows the basic and diluted earnings (loss) per share for 2015, 2014, and 2013:

	For the year ended December 31, 2015
	Net loss	Shares (000)	Per-Share
Net loss	$(59,310)
Amount allocated to common stockholders	100.00%
Basic and Diluted EPS:
Net loss allocated to common stockholders	(59,310)	87,375	$(0.68)

	For the year ended December 31, 2014
	Net income	Shares (000)	Per-Share
Net income	$126,474
Amount allocated to common stockholders	91.81%
Basic EPS:
Net income allocated to common stockholders	116,118	88,823	$1.31
Effect of Dilutive Securities:
Share-based compensation plans		605
Diluted EPS:	$116,118	89,428	$1.30

	For the year ended December 31, 2013
	Net loss	Shares (000)	Per-Share
Net loss	$(40,313)
Amount allocated to common stockholders	100.00%
Basic and Diluted EPS:
Net loss allocated to common stockholders	$(40,313)	88,612	$(0.45)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities excluded from the calculation of diluted EPS:
	2015	2014	2013
Stock options (1)	356,634	320,553	619,833
Service-based share awards (1)	608,914	—	442,737

(1)
In periods when we report a net loss, all share awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share.

13. Income taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2015	2014	2013
U.S.	$(62,203)	$91,026	$(47,080)
Foreign	21,081	52,451	7,236
Total	$(41,122)	$143,477	$(39,844)

Significant components of the income tax expense consist of the following:
	Year Ended December 31,
	2015	2014	2013
Current:
U.S. federal current expense (benefit)	$—	$(112)	$532
State current expense (benefit)	(706)	2,252	(445)
Foreign current expense	13,473	15,098	6,198
Total current expense	12,767	17,238	6,285
Deferred:
U.S. federal deferred benefit	(1,564)	(1,696)	(3,905)
State deferred benefit	—	(12)	(207)
Foreign deferred tax expense	(1,927)	2,778	958
Total deferred benefit	(3,491)	1,070	(3,154)
Total income tax expense	$9,276	$18,308	$3,131

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2015	2014	2013
Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent differences	1.9	4.3	54.5
State taxes, net of Federal benefit	(16.0)	(6.2)	97.2
Foreign earnings taxed at different rates than U.S.	3.0	(1.3)	17.4
Valuation allowance	(56.6)	(26.0)	(265.9)
Changes in uncertain tax reserves	(4.2)	0.6	40.5
Other	14.3	6.4	13.4
Effective tax rate	(22.6)%	12.8%	(7.9)%
The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision (benefit) for incremental U.S. taxes on unremitted earnings of foreign subsidiaries due to the removal of the election to permanently reinvest the related earnings during 2012.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2015	2014
Deferred tax assets:
Accrued postretirement benefit cost	$14,825	$15,683
Accrued liabilities	1,080	4,494
Share-based compensation	6,421	7,350
Derivative and hedging contracts	—	58,687
Goodwill	7,949	10,521
Pension and post-retirement obligations in other comprehensive income	78,753	81,567
Net operating losses and tax credits	700,819	646,158
Foreign basis differences	2,083	668
Other	10,676	8,748
Total deferred tax assets	822,606	833,876
Valuation allowance	(768,764)	(748,283)
Net deferred tax assets	$53,842	$85,593
Deferred tax liabilities:
Tax over financial statement depreciation	$(116,327)	$(142,627)
Pension	(15,608)	(14,222)
Unremitted foreign earnings	(18,901)	(30,308)
Total deferred tax liabilities	(150,836)	(187,157)
Net deferred tax liability	$(96,994)	$(101,564)
We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets. A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.
The changes in the valuation allowance are as follows:

	2015	2014
Beginning balance, valuation allowance	$748,283	$765,023
Change in valuation allowance	20,481	(16,740)
Ending balance, valuation allowance	$768,764	$748,283
As a result of certain realization requirements of ASC Topic 718 "Compensation - Stock Compensation", the table of deferred tax assets and liabilities shown above does not include net operating loss deferred tax assets at December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Net operating losses of $7,746 will increase equity if and when such deferred tax assets are ultimately realized.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of our NOL carryforwards are as follows:

	2015	2014
Federal (1)	$1,470,251	$1,306,482
State (2)	2,094,687	2,078,105
Foreign (3)	466,743	446,234

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOLs begin to expire in 2027.

(3)	The Icelandic NOL begins to expire in 2017; Dutch NOL begins to expire in 2022.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2015	2014	2013
Balance as of January 1,	$2,000	$1,200	$17,600
Additions based on tax positions related to the current year	1,800	1,100	700
Decreases due to lapse of applicable statute of limitations	—	(300)	(2,800)
Settlements	—	—	(14,300)
Balance as of December 31,	$3,800	$2,000	$1,200

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

The components of our unrecognized tax positions are as follows:

	2015	2014	2013
Highly certain tax positions	$3,700	$1,900	$1,100
Other unrecognized tax benefits	100	100	100
Gross unrecognized tax benefits	$3,800	$2,000	$1,200
Accrued interest and penalties related to unrecognized tax benefits	$—	$—	$100
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
Our federal income tax returns have been reviewed by the IRS through 2010.  However, we have NOL's beginning in 2008 that are available for carryforward to future years.  Under U.S. tax law, NOL's may be adjusted by the IRS until the statute of limitations expires for the year in which the NOL is used.  Accordingly, our 2008 and later NOL's may be reviewed until they are used or expire.  Material state and local income tax matters have been concluded for years through 2006.  The majority of our state returns beginning in 2008 are subject to examination.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, we had federal net operating loss carryforwards of $1,470,251. Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
Our Icelandic tax returns are subject to examination beginning with the 2009 tax year. A review of our 2010 through 2012 tax years was recently completed by the Directorate of Internal Revenue of Iceland and no further action is expected for this matter.
As of December 31, 2015 and 2014 we had income taxes payable of $13,092 and $14,302, respectively. The income taxes payable are included within accrued and other current liabilities in our Consolidated Balance Sheets.
We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.
14. Commitments and contingencies
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
We accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,112 and $1,101 at December 31, 2015 and 2014, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through December 31, 2015, we have expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa, in 1995.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2010, Century was among several defendants named in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims. In August 2015, the Superior Court of the Virgin Islands, Division of St. Croix denied the motions to dismiss but ordered all plaintiffs to refile individual complaints. At this time, we are not able to predict the ultimate outcome of or to estimate a range of possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.
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
Ravenswood Retiree Medical Benefits changes
In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the "USW"), the USW’s local and certain CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.
In September 2015, the trial court granted CAWV's motion for summary judgment of these actions. The trial court decision is currently being appealed by the USW to the Court of Appeals for the 4th Circuit.
PBGC Settlement
In April 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments. We made the contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contribution during 2014. The remaining contributions under this agreement are approximately $9,600.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Power Commitments and Contingencies
Hawesville
CAKY is party to a power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Hawesville smelter. The power supply arrangement has an effective term through December 2023. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs incurred by Kenergy. Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF Trading North America, LLC ("EDF") replaced Big Rivers as the market participant with MISO under this arrangement.
Sebree
Century Sebree is party to a power supply arrangement with Kenergy and Big Rivers which provides market-based power to the Sebree smelter. The power supply arrangement has an effective term through December 2023. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs incurred by Kenergy.  Effective January 1, 2015, new agreements were approved by the Kentucky Public Service Commission pursuant to which EDF replaced Big Rivers as our market participant with MISO under this arrangement.
Mt. Holly
CASC's power agreement with the South Carolina Public Service Authority ("Santee Cooper") for power to the Mt. Holly smelter expired on December 31, 2015. On December 18, 2015, CASC reached an agreement with Santee Cooper that would allow Mt. Holly to operate at 50% capacity while CASC worked on a long-term solution that would allow Mt. Holly to access market power for all our its power supply requirements. This agreement with Santee Cooper provides for the supply of power to Mt. Holly from two sources: (1) 25% of the Mt. Holly load is served from Santee Cooper’s generation at a standard cost-based industrial rate and (2) 75% of the power to serve Mt. Holly is sourced from a third party supplier from generation that is outside Santee Cooper’s service territory at market prices plus transmission that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2018 but can be terminated by Mt. Holly on 60 days' notice; the current third party supply contract has a term through May 31, 2016.
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
In June 2012, Nordural Grundartangi ehf entered into a supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi ehf with supplemental power, as Nordural Grundartangi ehf may request from time to time, at LME-based variable rates. Nordural Grundartangi ehf made certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of December 31, 2015, these power prepayments totaled approximately $1,477.
Helguvik
Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The power purchase agreements with HS and OR to provide power to Helguvik contain certain conditions to HS’s and OR’s obligations. HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain of these conditions have not been satisfied. The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  In July 2014, HS commenced arbitration proceedings against Nordural Helguvik ehf seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. Nordural Helguvik ehf believes HS' claims

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are without merit and intends to defend itself against them. Nordural Helguvik ehf is in discussions with both HS and OR with respect to such conditions and other matters pertaining to these agreements.
In June 2014, Nordural Helguvik ehf entered into a supplemental power contract with OR which will expire in October 2036 (or upon the occurrence of certain earlier events) and will provide Grundartangi or Helguvik with supplemental power at LME-based rates, as may be requested from Grundartangi or Helguvik from time to time.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Ravenswood facilities are represented by labor unions, representing 63% of our total workforce.
84% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. A new labor agreement was reached in 2015 which is effective through December 31, 2019. 100% of Vlissingen's work force is represented by the FME, governed by a labor agreement that expired on May 1, 2015 and contract negotiations are in process. The FME negotiates working conditions with trade unions on behalf of its members.
53% of our U.S. based work force is represented by USW. In June 2015, CAKY entered into a new collective bargaining agreement with the USW for its employees at the Hawesville smelter. The agreement is effective through April 1, 2020. Century Sebree has a collective bargaining agreement with the USW for its employees at the Sebree smelter that is effective through October 28, 2019.  The labor agreement for CAWV’s Ravenswood plant employees represented by the USW expired on August 31, 2010.
15. Asset retirement obligations ("ARO")
The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2015	2014
Beginning balance, ARO liability	$36,950	$27,113
Additional ARO liability incurred	3,797	2,548
ARO liabilities settled	(5,514)	(4,731)
Accretion expense	1,818	1,517
Adjustments	(1,886)	—
ARO liability from Mt. Holly acquisition	—	10,503
Ending balance, ARO liability	$35,165	$36,950

16. Supplemental cash flow information

	Year Ended December 31,
	2015	2014	2013
Cash paid for:
Interest	$18,781	$19,066	$20,539
Income/withholding taxes (1)	24,125	12,189	28,654
Non-cash investing activities:
Accrued capital costs	$777	$744	$9,409

(1)
We paid withholding taxes in Iceland on intercompany dividends of $8,388, $5,491 and $18,067 during the years ended December 31, 2015, 2014 and 2013, respectively. Such withholding taxes are then refunded to us in the following year.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly information (Unaudited)
Financial results by quarter for the years ended December 31, 2015 and 2014 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
2015
4th Quarter (1)	$383,915	$(18,701)	$(43,080)	$(43,080)	$(0.50)	$(0.50)
3rd Quarter (2)	454,540	(42,423)	(56,112)	(56,112)	(0.65)	(0.65)
2nd Quarter (3)	523,491	8,342	(33,897)	(33,897)	(0.39)	(0.39)
1st Quarter (4)	587,911	94,095	73,779	67,813	0.76	0.76
2014
4th Quarter (5)	551,239	89,339	75,829	69,669	0.78	0.78
3rd Quarter (6)	500,632	75,714	50,405	46,277	0.52	0.52
2nd Quarter (7)	458,324	38,504	20,344	18,675	0.21	0.21
1st Quarter (8)	420,847	(1,758)	(20,104)	(20,104)	(0.23)	(0.23)

(1)
The fourth quarter of 2015 was favorably impacted by a $23,474 lower of cost or market inventory adjustment, $3,400 related to non-cash, non-recurring post-retirement benefits. Results were negatively impacted by a $3,500 charge related to the partial curtailment of operations at Hawesville and Mt. Holly, a $5,000 charge for depreciation related to Mt. Holly purchase accounting and an $11,584 impairment charge at BHH.

(2)
The third quarter of 2015 was impacted by a $5,324 unfavorable lower of cost or market adjustment to cost of goods sold, $1,400 for labor disruption and $2,900 for partial curtailment expenses at Hawesville.

(3)
The second quarter of 2015 was impacted by a $25,689 unfavorable LCM adjustment to cost of goods sold and a $30,850 impairment reserve related to the permanent closure of our Ravenswood facility and $11,700 of labor disruption expenses associated with a new union contract at our Hawesville location in partially offset by a $10,287 gain on fair value of contingent consideration on our Mt. Holly acquisition.

(4)
The first quarter of 2015 included a $6,527 gain on fair value of contingent consideration partially offset by $1,570 of signing bonuses related to a new labor contract at Grundartangi and a $1,000 severance charge for a former executive.

(5)
The fourth quarter of 2014 net income included a benefit of $7,943 for the gain on remeasurement of contingent consideration and a benefit of $15,955 for gain on remeasurement of our equity investment in Mt. Holly. Results were negatively impacted by $4,964 in non-cash, non-recurring pension charges and by $2,616 related to the separation of former senior executives.

(6)	The third quarter of 2014 net income reflects higher aluminum prices and lower power prices in the Midwestern U.S.

(7)
The second quarter of 2014 net income reflects higher aluminum prices and lower power prices in the Midwestern U.S. Results were negatively impacted by a charge of $500 for the finalization of a legal settlement.

(8)
The first quarter of 2014 cost of sales included a benefit of $5,534 related to deferred power contract liability amortization. Results were negatively impacted by a $3,100 charge for increased legal reserves.

18. Business segments
Century Aluminum is a producer of primary aluminum, which trades as a global commodity. We are organized as a holding company with each of our operating primary aluminum smelters managed and operated as a separate facility reporting to our corporate headquarters. Each of our operating primary aluminum smelters meets the definition of an operating segment. We evaluated the similar economic and other characteristics, including nearly identical products, production processes, customers and distribution and have aggregated our four operating segments into one reportable segment, primary aluminum, based on these factors. In addition, all of our primary aluminum smelters share several key economic factors inherent in their common products and production processes. For example, all of our facilities' revenue is based on the LME price for primary aluminum.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2015	2014	2013
Primary	$1,706,032	$1,987,727	$1,770,749
Corporate, unallocated	46,436	37,331	39,447
Total assets	$1,752,468	$2,025,058	$1,810,196

(1)
Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2015	2014	2013
Net sales:
United States	$1,373,714	$1,370,570	$1,022,081
Iceland	576,143	560,472	432,232
Long-lived assets: (1)
United States	$408,722	$497,057	$392,424
Iceland	801,268	831,507	853,636
Other	94,421	95,752	93,075

(1)	Includes long-lived assets other than financial instruments.
Major customer information
The following table shows our major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The net sales revenue for these customers is as follows:

	Year Ended December 31,
	2015	2014	2013
Glencore	$1,867,711	$1,262,101	$511,051
Southwire	—	226,740	312,102
RTA	—	—	223,353
BHP Billiton	—	—	191,445
19. Subsequent Events
We have evaluated all activity of the Company through the date the financial statements were issued and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed consolidating financial information
Our 2021 Notes are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC and Century Aluminum Development LLC.  The Guarantor Subsidiaries are 100% owned by Century.  All guarantees are full and unconditional; all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such foreign subsidiaries, Nordural US LLC and Century Aluminum Development LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2015 and 2014, condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 and the condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014 and 2013 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.  Although Century Aluminum West Virginia (which owns our curtailed Ravenswood smelter) has guaranteed our Notes due 2021, because we are in the process of selling substantially all of its assets, we have included its assets and results of operations in the columns under the caption Non-Guarantor Subsidiaries.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Comprehensive Income (Loss)
	For the year ended December 31, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$1,277,474	$632,597	$(42,360)	$1,867,711
Third-party customers	—	82,327	43	(224)	82,146
	—	1,359,801	632,640	(42,584)	1,949,857
Cost of goods sold	—	1,388,400	564,380	(44,236)	1,908,544
Gross profit (loss)	—	(28,599)	68,260	1,652	41,313
Selling, general and administrative expenses	28,000	8,798	5,317	—	42,115
Ravenswood impairment	—	—	30,850	—	30,850
Other operating expense - net	—	—	7,436	—	7,436
Operating income (loss)	(28,000)	(37,397)	24,657	1,652	(39,088)
Interest expense - third parties	(20,201)	(1,567)	(186)	—	(21,954)
Interest income (expense) - affiliates	37,626	—	(37,626)	—	—
Interest income - third parties	65	4	270	—	339
Net gain on forward and derivative contracts	—	1,411	189	—	1,600
Unrealized gain on fair value of contingent consideration	—	18,337	—	—	18,337
Other income (expense) - net	1,356	(658)	2,356	(3,410)	(356)
Loss before income taxes and equity in earnings (loss) of joint ventures	(9,154)	(19,870)	(10,340)	(1,758)	(41,122)
Income tax benefit (expense)	2,140	—	(11,416)	—	(9,276)
Loss before equity in earnings (loss) of joint ventures	(7,014)	(19,870)	(21,756)	(1,758)	(50,398)
BHH impairment	—	—	(11,584)	—	(11,584)
Equity in earnings (loss) of joint ventures	(52,296)	—	2,672	52,296	2,672
Net loss	$(59,310)	$(19,870)	$(30,668)	$50,538	$(59,310)
Other comprehensive income (loss) before income tax effect	6,568	14,754	(1,114)	(13,640)	6,568
Income tax effect	(1,536)	—	33	(33)	(1,536)
Other comprehensive income (loss)	5,032	14,754	(1,081)	(13,673)	5,032
Total comprehensive loss	$(54,278)	$(5,116)	$(31,749)	$36,865	$(54,278)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Comprehensive Income (Loss)
	For the year ended December 31, 2014
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$715,796	$625,076	$(78,771)	$1,262,101
Third-party customers	—	669,466	31	(556)	668,941
	—	1,385,262	625,107	(79,327)	1,931,042
Cost of goods sold	—	1,282,194	522,543	(75,494)	1,729,243
Gross profit	—	103,068	102,564	(3,833)	201,799
Selling, general and administrative expenses	32,840	11,353	5,002	—	49,195
Other operating expense - net	—	—	12,481	—	12,481
Operating income (loss)	(32,840)	91,715	85,081	(3,833)	140,123
Interest expense - third parties	(20,228)	(1,555)	(232)	—	(22,015)
Interest income (expense) - affiliates	43,688	—	(43,688)	—	—
Interest income - third parties	15	—	286	—	301
Net gain (loss) on forward and derivative contracts	(1,080)	1,259	—	—	179
Unrealized gain on fair value of contingent consideration	—	7,943	—	—	7,943
Gain on remeasurement of equity investment	—	15,955	—	—	15,955
Other income (expense) - net	518	(459)	4,564	(3,632)	991
Income (loss) before income taxes and equity in earnings of joint ventures	(9,927)	114,858	46,011	(7,465)	143,477
Income tax expense	(4,777)	(493)	(13,211)	173	(18,308)
Income (loss) before equity in earnings of joint ventures	(14,704)	114,365	32,800	(7,292)	125,169
Equity in earnings of joint ventures	141,178	—	1,305	(141,178)	1,305
Net income	$126,474	$114,365	$34,105	$(148,470)	$126,474
Other comprehensive loss before income tax effect	(24,022)	(28,955)	(2,662)	18,967	(36,672)
Income tax effect	(1,829)	—	33	(33)	(1,829)
Other comprehensive loss	(25,851)	(28,955)	(2,629)	18,934	(38,501)
Total comprehensive income	$100,623	$85,410	$31,476	$(129,536)	$87,973

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statements of Comprehensive Income (Loss)
	For the year ended December 31, 2013
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$270,314	$244,680	$(3,943)	$511,051
Third-party customers	—	752,808	191,495	(1,041)	943,262
	—	1,023,122	436,175	(4,984)	1,454,313
Cost of goods sold	—	1,061,597	358,124	(4,931)	1,414,790
Gross profit (loss)	—	(38,475)	78,051	(53)	39,523
Selling, general and administrative expenses	40,831	10,456	16,190	—	67,477
Other operating expense - net	—	—	8,602	—	8,602
Operating income (loss)	(40,831)	(48,931)	53,259	(53)	(36,556)
Interest expense - third parties	(21,543)	(1,510)	(38)	—	(23,091)
Interest income (expense) - affiliates	48,126	—	(48,126)	—	—
Interest income - third parties	27	6	695	—	728
Net gain on forward and derivative contracts	140	16,458	—	—	16,598
Gain on bargain purchase	—	5,253	—	—	5,253
Loss on early extinguishment of debt	(3,272)	—	—	—	(3,272)
Other income (expense) - net	138,548	(113)	94	(138,033)	496
Income (loss) before income taxes and equity in earnings (loss) of joint ventures	121,195	(28,837)	5,884	(138,086)	(39,844)
Income tax benefit (expense)	(3,386)	—	255	—	(3,131)
Income (loss) before equity in earnings (loss) of joint ventures	117,809	(28,837)	6,139	(138,086)	(42,975)
Equity in earnings (loss) of joint ventures	(158,122)	—	2,662	158,122	2,662
Net income (loss)	$(40,313)	$(28,837)	$8,801	$20,036	$(40,313)
Other comprehensive income before income tax effect	60,924	31,258	22,634	(53,892)	60,924
Income tax effect	(1,564)	—	33	(33)	(1,564)
Other comprehensive income	59,360	31,258	22,667	(53,925)	59,360
Total comprehensive income	$19,047	$2,421	$31,468	$(33,889)	$19,047

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$58,421	$(3,647)	$60,619	$—	$115,393
Restricted cash	—	791	—	—	791
Accounts receivable - net	104	8,891	480	—	9,475
Due from affiliates	13	14,493	2,911	—	17,417
Inventories	180	148,280	85,937	(2,525)	231,872
Prepaid and other current assets	7,713	16,242	18,457	—	42,412
Assets held for sale	—	—	30,697	—	30,697
Total current assets	66,431	185,050	199,101	(2,525)	448,057
Property, plant and equipment - net	9,188	361,626	861,442	—	1,232,256
Investment in subsidiaries	593,604	—	—	(593,604)	—
Due from affiliates - less current portion	632,170	—	—	(632,170)	—
Other assets	29,536	19,153	16,047	7,419	72,155
TOTAL	$1,330,929	$565,829	$1,076,590	$(1,220,880)	$1,752,468

Accounts payable, trade	$2,380	$53,145	$34,964	$—	$90,489
Due to affiliates	2,143	7,167	735	—	10,045
Accrued and other current liabilities	11,247	14,759	22,816	—	48,822
Accrued employee benefits costs	1,824	7,644	680	—	10,148
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	17,594	90,530	59,195	—	167,319
Senior notes payable	247,278	—	—	—	247,278
Accrued pension benefits costs cost - less current portion	39,831	(11,021)	15,189	—	43,999
Accrued postretirement benefits costs - less current portion	4,524	119,911	1,564	—	125,999
Other liabilities	3,307	30,505	11,779	7,418	53,009
Intercompany loan	—	124,518	509,652	(634,170)	—
Deferred taxes	—	—	96,994	—	96,994
Total noncurrent liabilities	294,940	263,913	635,178	(626,752)	567,279
Series A Preferred stock	1	—	—	—	1
Common stock	942	—	224,424	(224,424)	942
Additional paid-in capital	2,513,631	191,023	2,038,138	(2,229,161)	2,513,631
Treasury stock, at cost	(86,276)	—	—	—	(86,276)
Accumulated other comprehensive loss	(13,125)	(60,026)	(39,499)	—	(112,650)
Accumulated deficit	(1,396,778)	80,389	(1,840,846)	1,859,457	(1,297,778)
Total shareholder's equity	1,018,395	211,386	382,217	(594,128)	1,017,870
TOTAL	$1,330,929	$565,829	$1,076,590	$(1,220,880)	$1,752,468

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2014
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$70,683	$(1,187)	$93,746	$—	$163,242
Restricted cash	—	787	14	—	801
Accounts receivable - net	—	77,173	494	—	77,667
Due from affiliates	9	30,126	1,368	—	31,503
Inventories	180	192,803	80,194	10,303	283,480
Prepaid and other current assets	4,311	10,199	13,393	1,865	29,768
Deferred taxes	—	14,281	—	—	14,281
Total current assets	75,183	324,182	189,209	12,168	600,742
Property, plant and equipment - net	1,788	380,234	923,961	(440)	1,305,543
Investment in subsidiaries	589,532	—	—	(589,532)	—
Due from affiliates - less current portion	719,258	—	—	(719,258)	—
Other assets	31,233	33,422	48,553	5,565	118,773
TOTAL	$1,416,994	$737,838	$1,161,723	$(1,291,497)	$2,025,058

Accounts payable, trade	$2,252	$109,376	$38,124	$1,691	$151,443
Due to affiliates	—	18,730	3,531	—	22,261
Accrued and other current liabilities	13,048	64,104	22,817	3,838	103,807
Accrued employee benefits costs	1,823	7,805	531	—	10,159
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	17,123	207,830	65,003	5,529	295,485
Senior notes payable	246,888	—	—	—	246,888
Accrued pension benefits costs cost - less current portion	32,136	13,942	13,828	—	59,906
Accrued postretirement benefits costs - less current portion	5,821	145,267	1,806	—	152,894
Other liabilities	3,630	32,035	11,963	5,644	53,272
Intercompany loan	—	164,610	542,259	(706,869)	—
Deferred taxes	—	—	111,486	—	111,486
Total noncurrent liabilities	288,475	355,854	681,342	(701,225)	624,446
Series A Preferred stock	1	—	—	—	1
Common stock	939	—	215,424	(215,424)	939
Additional paid-in capital	2,510,261	150,861	2,136,138	(2,286,999)	2,510,261
Treasury stock, at cost	(49,924)	—	—	—	(49,924)
Accumulated other comprehensive loss	(4,484)	(74,780)	(38,418)	—	(117,682)
Accumulated deficit	(1,345,397)	98,073	(1,897,766)	1,906,622	(1,238,468)
Total shareholder's equity	1,111,396	174,154	415,378	(595,801)	1,105,127
TOTAL	$1,416,994	$737,838	$1,161,723	$(1,291,497)	$2,025,058

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the year ended December 31, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$25,423	$30,890	$65,085	$(89,532)	$31,866
Purchase of property, plant and equipment	(8,574)	(21,477)	(24,209)	(440)	(54,700)
Purchase of remaining interest in Mt. Holly smelter	11,313	—	—	—	11,313
Proceeds from sale of property, plant and equipment	—	14	—	—	14
Restricted and other cash deposits	—	(4)	14	—	10
Intercompany transactions	(4,072)	—	—	4,072	—
Net cash used in investing activities	(1,333)	(21,467)	(24,195)	3,632	(43,363)
Borrowings under revolving credit facilities	1,737	—	—	—	1,737
Repayments under revolving credit facilities	(1,737)	—	—	—	(1,737)
Repurchase of common stock	(36,352)	—	—	—	(36,352)
Intercompany transactions	—	(11,883)	(74,017)	85,900	—
Net cash used in financing activities	(36,352)	(11,883)	(74,017)	85,900	(36,352)
CHANGE IN CASH AND CASH EQUIVALENTS	(12,262)	(2,460)	(33,127)	—	(47,849)
Cash and cash equivalents, beginning of year	70,683	(1,187)	93,746	—	163,242
Cash and cash equivalents, end of year	$58,421	$(3,647)	$60,619	$—	$115,393

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the year ended December 31, 2014
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$92,338	$40,711	$139,896	$(65,265)	$207,680
Purchase of property, plant and equipment	(587)	(22,939)	(31,603)	3	(55,126)
Purchase of Sebree smelter	(1,042)	—	—	—	(1,042)
Purchase of remaining interest in Mt. Holly smelter	(65,100)	—	—	—	(65,100)
Proceeds from sale of property, plant and equipment	—	—	46	—	46
Restricted and other cash deposits	—	—	896	—	896
Net cash used in investing activities	(66,729)	(22,939)	(30,661)	3	(120,326)
Repayment of debt	(2,603)	—	—	—	(2,603)
Borrowings under revolving credit facilities	92,423	—	—	—	92,423
Repayments under revolving credit facilities	(92,423)	—	(6,000)	—	(98,423)
Issuance of common stock	403	—	—	—	403
Intercompany transactions	—	(17,801)	(47,461)	65,262	—
Net cash used in financing activities	(2,200)	(17,801)	(53,461)	65,262	(8,200)
CHANGE IN CASH AND CASH EQUIVALENTS	23,409	(29)	55,774	—	79,154
Cash and cash equivalents, beginning of year	47,274	(1,158)	37,972	—	84,088
Cash and cash equivalents, end of year	$70,683	$(1,187)	$93,746	$—	$163,242

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the year ended December 31, 2013
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$30,462	$(70,217)	$82,776	$(23,303)	$19,718
Purchase of property, plant and equipment	(1,229)	(17,199)	(49,649)	—	(68,077)
Purchase of Sebree smelter	(48,058)	—	—	—	(48,058)
Investments and advances to joint ventures	(125)	—	—	—	(125)
Proceeds from sale of property, plant and equipment	—	14	511	—	525
Restricted and other cash deposits	—	(787)	(652)	—	(1,439)
Net cash used in investing activities	(49,412)	(17,972)	(49,790)	—	(117,174)
Repayment of debt	(249,604)	—	—	—	(249,604)
Proceeds from issuance of debt	246,330	—	—	—	246,330
Borrowings under revolving credit facilities	16,725	—	6,000	—	22,725
Repayments under revolving credit facilities	(16,725)	—	—	—	(16,725)
Debt issuance costs	(3,994)	—	—	—	(3,994)
Debt retirement costs	(1,208)	—	—	—	(1,208)
Issuance of common stock	44	—	—	—	44
Intercompany transactions	—	87,718	(111,021)	23,303	—
Net cash provided by (used in) financing activities	(8,432)	87,718	(105,021)	23,303	(2,432)
CHANGE IN CASH AND CASH EQUIVALENTS	(27,382)	(471)	(72,035)	—	(99,888)
Cash and cash equivalents, beginning of year	74,656	(687)	110,007	—	183,976
Cash and cash equivalents, end of year	$47,274	$(1,158)	$37,972	$—	$84,088

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2015.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Shareholder Director Nominations
The Board of Directors has set June 27, 2016 as the date of the Company's 2016 Annual meeting of Stockholders (the "2016 Annual Meeting"). Because the 2016 Annual Meeting will be held more than 30 days prior to the anniversary of the Company's 2015 Annual Meeting of Stockholders, the Company has determined that proposals to be considered for inclusion in the Company's proxy statement for the 2016 Annual Meeting, must be received by the Company on or before the close of business on March 18, 2016. Stockholder proposals for inclusion in the proxy materials for the 2016 Annual Meeting should be addressed to our Corporate Secretary, 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606.
In addition, under the Company's Bylaws, stockholders who intend to submit a proposal to be brought before the 2016 Annual Meeting, regardless of whether included in our proxy statement, must give written notice of his or her intention to propose such business to our Corporate Secretary, which notice must be delivered to, or mailed and received at, our principal executive offices not earlier than the close of business on March 29, 2016 and not later than the close of business on April 28, 2016. Upon certain circumstances, different notice periods may apply and anyone seeking to bring business at an annual meeting should carefully review our Bylaws and comply with all rules and procedures included therein.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2016, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2016.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2016, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2016, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2016.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2016, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2016.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2016, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2016.
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the consolidated financial statements

(a) (2) List of financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013
(a) (3) List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
2.1	Asset Sale Agreement, date April 28, 2013, by and between Century Echo LLC and Alcan Primary Products Corporation.	8-K	001-34474	April 30, 2013
2.2	Amendment No. 1, dated June 1, 2013, to Asset Sale Agreement, dated April 28, 2013, by and between Century Echo LLC (now Century Aluminum Sebree LLC) and Alcan Primary Products Corporation.	8-K	001-34474	June 6, 2013
2.3	Guaranty of Century Aluminum Company, dated April 28, 2013.	8-K	001-34474	April 30, 2013
2.4	Stock Purchase Agreement, dated October 23, 2014, by and between Berkeley Aluminum, Inc. and Alumax Inc.	8-K	001-34474	October 24, 2014
2.5	Guarantee of Century Aluminum Company, dated October 23, 2014.	8-K	001-34474	October 24, 2014
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company.	10-Q	001-34474	November 9, 2012
3.2	Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	September 18, 2012
3.3	Amendment No. 1 to Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	December 14, 2015
4.1	Form of Stock Certificate.	S-1	33-95486	August 8, 1995
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008.	8-K	000-27918	July 8, 2008
4.3
Indenture for Century Aluminum Company's 7.5% Senior Secured Notes due 2021, dated as of June 4, 2013, by and among Century Aluminum Company, as issuer and Wilmington Trust, National Association, as trustee and Noteholder Collateral Agent.
		8-K	001-34474	June 10, 2013
4.4
First Supplemental Indenture, dated December 18, 2014, for Century Aluminum Company's 7.5% Senior Secured Notes due 2021, by and among Century Aluminum Company, as issuer and Wilmington Trust, National Association, as trustee and Noteholder Collateral Agent.
		10-K	001-34474	March 2, 2015
4.5
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
10.6
Fifth Amendment dated as of June 26, 2015, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	June 30, 2015
10.7
Sixth Amendment dated as of December 31, 2015, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
X
10.8
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 7.5% Senior Secured Notes.
		8-K	001-34474	June 10, 2013
10.9	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-34474	June 10, 2013
10.10	Committed Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.11	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014

10.12
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
		8-K	001-34474	June 14, 2012
10.13	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.14	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.15	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.16	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.17
Amended and Restated Aluminum Purchase Agreement, dated as of February 23, 2015, by and between Century Aluminum Company, NSA General Partnership, Century Aluminum Sebree LLC, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc. and Glencore Ltd.**
		10-Q	001-34474	April 30, 2015
10.18	Offer Letter, dated April 24, 2014 and executed April 27, 2014, between Century Aluminum Company and Rick T. Dillon.*	8-K	001-34474	June 16, 2014
10.19	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.20	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.21	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.22	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.23	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-34474	March 2, 2015
10.24	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan.*	8-K	001-34474	March 25, 2013
10.25	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.26	Century Aluminum Company Amended and Restated Long-Term Incentive Plan.*	8-K	001-34474	March 25, 2013
10.27	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.28	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.29	Form of Time-Vesting Performance Share Unit Award Agreement for the January 1, 2012 to December 31, 2014 performance period and the January 1, 2013 to December 31, 2015 performance period.*	8-K	001-34474	March 25, 2013
10.30	Form of Time-Vesting Performance Share Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period.*	8-K	001-34474	June 27, 2014

10.31	Form of Performance Unit Award Agreement for the January 1, 2012 to December 31, 2014 performance period and the January 1, 2013 to December 31, 2015 performance period.*	8-K	001-34474	March 25, 2013
10.32	Form of Performance Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period.*	8-K	001-34474	June 27, 2014
10.33	Form of Stock Option Agreement - Employee.*	10-K	000-27918	March 16, 2006
10.34	Form of Amendment No. 1 to the Stock Option Agreement - Employee.*	10-Q	001-34474	August 9, 2011
10.35	Non-Employee Directors Stock Option Plan.*	S-1	33-95486	March 28, 1996
10.36	Form of Stock Option Agreement - Non-Employee Director.*	10-K	000-27918	March 16, 2006
10.37	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement.*				X
10.38	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement.*				X
10.39	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
12.1	Computation of ratio of earnings to fixed charges				X
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.
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

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer)
Dated:	March 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL A. BLESS	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Michael A. Bless

*	Chairman	March 4, 2016
Terence Wilkinson

*	Director	March 4, 2016
Jarl Berntzen

*	Director	March 4, 2016
Errol Glasser

*	Director	March 4, 2016
Daniel Goldberg

/s/ RICK T. DILLON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2016
Rick T. Dillon

/s/ STEPHEN K. HEYROTH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2016
Stephen K. Heyroth

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Charged to other accounts	Deductions	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2013
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$656,352	$—	$108,671	$—	$765,023
Year ended December 31, 2014
Allowance for doubtful trade accounts receivable	$734	$—	$266	$—	$1,000
Deferred tax asset - valuation allowance	$765,023	$—	$(16,740)	$—	$748,283
Year ended December 31, 2015
Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$—	$1,000
Deferred tax asset - valuation allowance	$748,283	$—	$20,481	$—	$768,764