Form 10-Q
period 2016-03-31
CENTURY ALUMINUM CO
filed 2016-05-06
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
☐ Yes ☒ No

The registrant had 87,059,733 shares of common stock outstanding at April 28, 2016.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2016	2015
NET SALES:
Related parties	$280,377	$575,729
Third-party customers	38,477	12,182
Total net sales	318,854	587,911
Cost of goods sold	321,906	493,816
Gross profit (loss)	(3,052)	94,095
Selling, general and administrative expenses	9,625	11,971
Other operating expense - net	881	2,079
Operating income (loss)	(13,558)	80,045
Interest expense	(5,493)	(5,551)
Interest income	114	142
Net gain on forward and derivative contracts	353	353
Unrealized gain on fair value of contingent consideration	—	6,527
Other income (expense) - net	(6)	1,054
Income (loss) before income taxes and equity in earnings of joint ventures	(18,590)	82,570
Income tax benefit (expense)	2,070	(9,301)
Income (loss) before equity in earnings of joint ventures	(16,520)	73,269
Equity in earnings of joint ventures	357	510
Net income (loss)	$(16,163)	$73,779

Net income (loss) allocated to common stockholders	$(16,163)	$67,813
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.19)	$0.76
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	87,040	88,814
Diluted	87,040	89,369

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended March 31,
	2016	2015
Comprehensive income (loss):
Net income (loss)	$(16,163)	$73,779
Other comprehensive income (loss) before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(46)	(47)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(667)	(936)
Amortization of actuarial net loss during the period	1,919	1,444
Other comprehensive income before income tax effect	1,206	461
Income tax effect	(383)	(383)
Other comprehensive income	823	78
Total comprehensive income (loss)	$(15,340)	$73,857

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$126,461	$115,393
Restricted cash	795	791
Accounts receivable - net	12,668	9,475
Due from affiliates	15,478	17,417
Inventories	220,502	231,872
Prepaid and other current assets	29,622	42,412
Assets held for sale	29,715	30,697
Total current assets	435,241	448,057
Property, plant and equipment - net	1,215,222	1,232,256
Other assets	73,142	72,155
TOTAL	$1,723,605	$1,752,468
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$84,587	$90,489
Due to affiliates	6,173	10,045
Accrued and other current liabilities	50,169	48,822
Accrued employee benefits costs	10,054	10,148
Industrial revenue bonds	7,815	7,815
Total current liabilities	158,798	167,319
Senior notes payable	247,380	247,278
Accrued pension benefits costs - less current portion	43,437	43,999
Accrued postretirement benefits costs - less current portion	125,941	125,999
Other liabilities	51,799	53,009
Deferred taxes	93,399	96,994
Total noncurrent liabilities	561,956	567,279
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	1	1
Common stock (Note 6)	942	942
Additional paid-in capital	2,513,952	2,513,631
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(111,827)	(112,650)
Accumulated deficit	(1,313,941)	(1,297,778)
Total shareholders’ equity	1,002,851	1,017,870
TOTAL	$1,723,605	$1,752,468

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,163)	$73,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized gain on fair value of contingent consideration	—	(6,527)
Unrealized gain on E.ON contingent obligation	(353)	(353)
Lower of cost or market inventory adjustment	(5,784)	—
Depreciation and amortization	21,260	18,131
Pension and other postretirement benefits	632	(984)
Deferred income taxes	(3,587)	8,851
Stock-based compensation	321	405
Equity in earnings of joint ventures	(357)	(510)
Change in operating assets and liabilities:
Accounts receivable - net	(3,193)	72,702
Due from affiliates	1,939	(53,559)
Inventories	17,648	(14,335)
Prepaid and other current assets	14,290	5,960
Accounts payable, trade	(5,983)	(18,508)
Due to affiliates	(5,372)	27,773
Accrued and other current liabilities	1,253	2,874
Other - net	(1,648)	568
Net cash provided by operating activities	14,903	116,267
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,835)	(12,627)
Restricted and other cash deposits	—	(21,012)
Net cash used in investing activities	(3,835)	(33,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	371	455
Repayments under revolving credit facilities	(371)	(455)
Repurchase of common stock	—	(19,439)
Net cash used in financing activities	—	(19,439)
CHANGE IN CASH AND CASH EQUIVALENTS	11,068	63,189
Cash and cash equivalents, beginning of period	115,393	163,242
Cash and cash equivalents, end of period	$126,461	$226,431

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2016 and 2015
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Related party transactions
Our significant related party transactions occurring during the three months ended March 31, 2016 and 2015 are described below. We believe that all of the transactions with our related parties were at prices that approximate market.
Glencore ownership
As of March 31, 2016, Glencore plc and its affiliates (together "Glencore") own 42.9% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has an overall 47.5% economic ownership in Century Aluminum.
Sales to Glencore
We entered into an agreement with Glencore pursuant to which we agreed to sell, and Glencore agreed to purchase, substantially all of our primary aluminum production in North America for 2015 and 2016 on a take-or-pay basis at prices determined by reference to the Midwest Transaction Price plus additional negotiated product premiums. The current term of the agreement continues through December 31, 2016. In addition, we recently reached an agreement to sell Glencore approximately 24,500 tonnes of molten aluminum during 2017 at prices based on the Midwest Transaction Price.
We sell primary aluminum produced at our Grundartangi facility under a long-term sales contract through 2017 with Glencore at prices based on the London Metal Exchange ("LME") price for primary aluminum plus the European Duty Paid premium and any applicable product premiums. We also receive tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at our Grundartangi facility through June 2016. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
Glencore purchases the aluminum we produce for resale to end users.
Purchases from Glencore
We purchase alumina from Glencore on both a spot basis and under a long-term supply agreement. Glencore has agreed to supply us with alumina under a long-term supply agreement through 2017 at prices indexed to the LME price of primary aluminum or based on a published alumina index. In 2015 and 2016 our purchases from Glencore have been based on a published alumina index.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Transactions with Baise Haohai Carbon Co., Ltd. ("BHH")
We own a 40% stake in BHH, a joint venture that owns a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We purchase carbon anodes from BHH.  In the fourth quarter of 2015, we completed the construction of a second furnace at our carbon anode facility in Vlissingen, Netherlands. This investment increased our capacity to produce carbon anodes and significantly reduced the quantity of carbon anodes that we source from BHH. As a result, in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH and recorded an $11,584 impairment loss.
Summary
A summary of the aforementioned significant related party transactions for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Net sales to Glencore	$280,377	$575,729
Purchases from Glencore	44,013	107,814
Purchases from BHH	2,383	14,820

3.	Business acquisitions
Acquisition of Mt. Holly aluminum smelter
On October 23, 2014, our wholly-owned subsidiary, Berkeley Aluminum Inc. ("Berkeley") entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax Inc. ("Alumax"), a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"), pursuant to which Berkeley acquired all of the issued and outstanding shares of Alumax of South Carolina, Inc. ("Alumax of SC") and thereby acquired Alcoa’s 50.3% stake in Mt. Holly. Berkeley had previously owned 49.7% of Mt. Holly. Immediately following the consummation of the transaction on December 1, 2014, Berkeley merged with and into Alumax of SC with Alumax of SC surviving and changing its name to Century Aluminum of South Carolina, Inc. ("CASC"). Following the consummation of the transaction, CASC owns 100% of Mt. Holly. Mt. Holly, located in Goose Creek, South Carolina, employed approximately 600 people and had an annual production capacity of 231,000 tonnes of primary aluminum as of the acquisition date.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley acquired all of the issued and outstanding shares of capital stock of Alumax of SC for $67,500 in cash subject to a contingent earn-out payment, working capital and other similar adjustments. The acquisition was funded with available cash on hand.
We incurred acquisition-related costs for Mt. Holly of $1,539 which were expensed to selling, general and administrative expenses in the period that they were incurred.
The following table summarizes all of the elements of purchase consideration for the transaction as of December 1, 2014.

Purchase price	$67,500
Contingent consideration	13,780
Economic, working capital and other closing adjustments	(13,513)
Total consideration	$67,767

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Contingent Consideration - Earn-out provision
The Stock Purchase Agreement provided for a contingent cash payment to be made following December 31, 2015. We measured the fair value of contingent consideration and recognized a $13,780 liability at the closing date. Each period, until the end of the measurement period on December 31, 2015, we remeasured the fair value of the contingent consideration and the change in the fair value was recognized in earnings. We recognized gains, primarily related to decreases in the forward curve of the LME price of primary aluminum, of $7,943 and $18,337 during the twelve month periods ended December 31, 2014 and 2015, respectively, $6,527 of which was recognized during the three month period ended March 31, 2015. Alcoa paid us $12,500 in settlement of the contingent consideration in March 2016.
Economic Adjustment, working capital and other adjustments
The Stock Purchase Agreement provided for an economic adjustment that was established to put the parties in the same economic position as if the closing date for the acquisition had occurred on September 30, 2014. We received $11,189 from Alcoa for the economic adjustment in April 2015.
The Stock Purchase Agreement also contained provisions for a payment for working capital adjustments based on actual working capital at closing compared to established working capital targets. We received $124 from Alcoa for the working capital adjustments in April 2015.
Other adjustments include $200 due to Alcoa and amounts due to CASC for expected future post-employment benefit payments and certain other items. We received $2,400 from Alcoa for these other adjustments at closing.
Net cash consideration
The total net cash consideration paid to Alcoa after final resolution of all post-closing adjustments, including the earn-out provision, was $41,487.

4.	Fair value measurements
The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value and are categorized based on the fair value hierarchy described in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures."

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

Recurring Fair Value Measurements	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$120,061	$—	$—	$120,061
Trust assets	4,789	—	—	4,789
Surety bonds	1,870	—	—	1,870
TOTAL	$126,720	$—	$—	$126,720

LIABILITIES:
E.ON contingent obligation - net	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$102,675	$—	$—	$102,675
Trust assets	5,226	—	—	5,226
Surety bonds	1,870	—	—	1,870
TOTAL	$109,771	$—	$—	$109,771
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

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
The following table shows the basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016			2015
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(16,163)			$73,779
Amount allocated to common stockholders	100.00%			91.91%
Basic EPS:
Net income (loss) allocated to common stockholders	(16,163)	87,040	$(0.19)	67,813	88,814	$0.76
Effect of Dilutive Securities:
Share-based compensation plans	—	—		—	555
Diluted EPS:
Net income (loss) allocated to common stockholders	$(16,163)	87,040	$(0.19)	$67,813	89,369	$0.76

Securities excluded from the calculation of diluted EPS:	Three months ended March 31,
	2016	2015

Stock options (1)	393,237	333,266
Service-based share awards (1)	498,809	—

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
Common Stock
As of March 31, 2016 and December 31, 2015, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 94,246,254 shares were issued and 87,059,733 shares were outstanding at March 31, 2016; 94,224,571 shares were issued and 87,038,050 shares were outstanding at December 31, 2015.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Stock Repurchase Program
In 2011, our Board of Directors approved a $60,000 common stock repurchase program which was expanded in 2015 to $130,000. Through December 31, 2015 we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. There have been no share repurchases since April 2015 and we have $43,724 remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Preferred Stock
As of March 31, 2016 and December 31, 2015 we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock, all of which is held by Glencore, and at March 31, 2016 and December 31, 2015, 76,446 and 76,539 shares were outstanding, respectively. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common for each share of preferred stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.
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

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the three months ended March 31, 2016 and 2015.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2015	76,539	7,186,521	87,038,050
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(93)	—	9,305
Issuance for share-based compensation plans	—	—	12,378
Ending balance as of March 31, 2016	76,446	7,186,521	87,059,733

Beginning balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	1,200,000	(1,200,000)
Conversion of convertible preferred stock	(80)	—	7,947
Issuance for share-based compensation plans	—	—	10,828
Ending balance as of March 31, 2015	78,061	5,986,521	87,883,357

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

7.	Income taxes
We recorded an income tax benefit for the three months ended March 31, 2016 of $2,070 which primarily consisted of foreign income tax benefits. Our U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance.
We recorded income tax expense for the three months ended March 31, 2015 of $9,301 which primarily consisted of foreign and state income taxes.
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
As of March 31, 2016, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

8.	Inventories

Inventories consist of the following:	March 31, 2016	December 31, 2015
Raw materials	$54,914	$52,121
Work-in-process	28,302	34,025
Finished goods	18,821	15,988
Operating and other supplies	118,465	129,738
Total inventories	$220,502	$231,872
Inventories are stated at the lower of cost or market using the first-in, first out method.

9.	Debt

	March 31, 2016	December 31, 2015
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,620 and $2,722, respectively, interest payable semiannually	247,380	247,278
Total	$255,195	$255,093

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2016 was 0.59%.

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries are party to a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150,000 in the aggregate, including up to $110,000 under a letter of credit sub-facility (the "U.S. revolving credit facility"). Our U.S. revolving credit facility matures in June 2020. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of accounts receivable, inventory and qualified cash deposits of the borrowers which meet the eligibility criteria.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Status of our U.S. revolving credit facility:

March 31, 2016
Credit facility maximum amount	$150,000
Borrowing availability	85,844
Outstanding letters of credit issued	44,759
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	41,085

Iceland Revolving Credit Facility

General. We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). The Iceland revolving credit facility was renewed in April 2016 with the term extended through November 27, 2018. The availability of funds under the Iceland revolving credit facility is limited by a specified borrowing base consisting of inventory and accounts receivable of Grundartangi.
Status of our Iceland revolving credit facility:

March 31, 2016
Credit facility maximum amount	$50,000
Borrowing availability	45,397
Outstanding borrowings	—
Borrowing availability, net of borrowings	45,397
7.5% Notes due 2021
General. On June 4, 2013, we issued $250,000 of our 7.5% Notes due June 1, 2021 (the "2021 Notes") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.  The 2021 Notes were issued at a discount and bear interest at the rate of 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year.
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $184,063 and $169,220, as of March 31, 2016 and December 31, 2015, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,248 and $1,112 at March 31, 2016 and December 31, 2015, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. Costs for ongoing environmental compliance, including maintenance and monitoring are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through March 31, 2016, we have expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa, in 1995.
In December 2010, Century was among several defendants named in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims. In August 2015, the Superior Court of the Virgin Islands, Division of St. Croix denied the motions to dismiss but ordered all plaintiffs to refile individual complaints. At this time, it is not possible to predict the ultimate outcome of or to estimate a range of possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Legal Contingencies
In addition to the foregoing matters, we have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, stockholder, safety and health matters. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial condition, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and liquidity could be materially and adversely affected.
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
When we have assessed that a loss associated with legal contingencies is reasonably possible, we determine if estimates of possible losses or ranges of possible losses are in excess of related accrued liabilities, if any.  Based on current knowledge, management has ascertained estimates for losses that are reasonably possible and management does not believe that any reasonably possible outcomes in excess of our accruals, if any, either individually or in aggregate, would be material to our financial condition, results of operations or liquidity. We reevaluate and update our assessments and accruals as matters progress over time.
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
PBGC Settlement
In April 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in March 2015 and $6.7 million in 2013. We did not make any contributions during 2014. The remaining contributions under this agreement are approximately $9.6 million.

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
Mt. Holly
CASC's former power agreement with the South Carolina Public Service Authority ("Santee Cooper") for power to the Mt. Holly smelter expired on December 31, 2015. Mt. Holly is currently operating at 50% capacity under a short-term power arrangement while CASC works on a long-term solution that would allow Mt. Holly to access market power for all its power supply requirements. This short-term agreement with Santee Cooper provides for the supply of power to Mt. Holly from two sources: (1) 25% of the Mt. Holly load is served from Santee Cooper’s generation at a standard cost-based industrial rate and (2) 75% of the Mt. Holly load is sourced from a third party supplier from generation that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. CASC pays a third party for transmission services to Santee Cooper’s system and pays Santee Cooper its standard transmission tariff for transmission services to Mt. Holly. The agreement with Santee Cooper has a term through December 31, 2018 but can be terminated by CASC on 60 days' notice; the current third party supply contract has a term through August 31, 2016.
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
Helguvik
Nordural Helguvik ehf ("Helguvik") has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The power purchase agreements contain certain conditions to HS’s and OR’s obligations. HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain of these conditions have not been satisfied.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  In July 2014, HS commenced arbitration proceedings against Helguvik seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. Helguvik believes HS' claims are without merit and intends to defend itself against them.

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
Approximately 84% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement which is effective through December 31, 2019 that establishes wages and work rules for covered employees. 100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME") which negotiates working conditions with trade unions on behalf of its members. In March 2016, a new labor agreement was reached with the FME which is effective retroactively from May 1, 2015 to June 1, 2018.
Approximately 52% of our U.S. based work force is represented by the USW. In June 2015, CAKY entered into a new collective bargaining agreement with the USW for its employees at the Hawesville smelter. The agreement is effective through April 1, 2020. Century Sebree, LLC has a collective bargaining agreement with the USW for its employees at the Sebree smelter that is effective through October 28, 2019.

11.	Components of accumulated other comprehensive loss

	March 31, 2016	December 31, 2015
Defined benefit plan liabilities	$(120,658)	$(121,910)
Unrealized loss on financial instruments	(1,481)	(1,435)
Other comprehensive loss before income tax effect	(122,139)	(123,345)
Income tax effect (1)	10,312	10,695
Accumulated other comprehensive loss	$(111,827)	$(112,650)

(1)	The allocation of the income tax effect to the components of other comprehensive income is as follows:

	March 31, 2016	December 31, 2015
Defined benefit plan liabilities	$10,852	$11,243
Unrealized loss on financial instruments	(540)	(548)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized loss on financial instruments	Total, net of tax
Balance, December 31, 2015	$(110,667)	$(1,983)	$(112,650)
Net amount reclassified to net loss	861	(38)	823
Balance, March 31, 2016	$(109,806)	$(2,021)	$(111,827)

Balance, December 31, 2014	$(115,852)	$(1,830)	$(117,682)
Net amount reclassified to net income	117	(39)	78
Balance, March 31, 2015	$(115,735)	$(1,869)	$(117,604)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		For the three months ended March 31
AOCL Components	Location	2016	2015
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$777	$325
	Selling, general and administrative expenses	125	183
	Other operating expense, net	350	—
	Income tax expense	(391)	(391)
	Net of tax	$861	$117

Unrealized loss on financial instruments	Cost of goods sold	$(46)	$(47)
	Income tax benefit	8	8
	Net of tax	$(38)	$(39)

12.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended March 31,
	2016	2015
Service cost	$1,270	$1,704
Interest cost	3,480	3,388
Expected return on plan assets	(4,816)	(5,494)
Amortization of prior service costs	28	25
Amortization of net loss	1,043	620
Net periodic benefit cost	$1,005	$243

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2016	2015
Service cost	$330	$562
Interest cost	1,456	1,591
Amortization of prior service cost	(695)	(961)
Amortization of net loss	876	865
Net periodic benefit cost	$1,967	$2,057

Employer contributions
During the three months ended March 31, 2016, we made contributions of $464 to the qualified defined benefit and unqualified supplemental executive retirement benefits ("SERB") plans that we sponsor.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

13.	Restricted cash

In March 2015, we posted $21,000 cash collateral with EDF Trading North America, LLC ("EDF") for the annual Midcontinent Independent System Operator ("MISO") power capacity auction and recorded restricted cash deposits for the three months ended March 31, 2015. In April 2015, EDF released our $21,000 cash collateral because it was no longer required based on the final MISO auction clearing price.

14.	Supplemental cash flow information

	Three months ended March 31,
	2016	2015
Cash paid for:
Interest	$160	$5
Income taxes	2,596	1,142
Non-cash investing activities:
Accrued capital costs	$206	$1,202

15.	Condensed consolidating financial information

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

The following summarized condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015, condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015 and the condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.  Although Century Aluminum West Virginia (which owns our curtailed Ravenswood smelter) has guaranteed our Notes due 2021, because we are in the process of selling substantially all of its assets, we have included its assets and results of operations in the columns under the caption Non-Guarantor Subsidiaries.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$162,120	$141,654	$(23,397)	$280,377
Third-party customers	—	38,468	9	—	38,477
Total net sales	—	200,588	141,663	(23,397)	318,854
Cost of goods sold	—	209,573	136,304	(23,971)	321,906
Gross profit (loss)	—	(8,985)	5,359	574	(3,052)
Selling, general and administrative expenses	8,299	—	1,326	—	9,625
Other operating expense - net	—	—	881	—	881
Operating income (loss)	(8,299)	(8,985)	3,152	574	(13,558)
Interest expense - third parties	(5,065)	(382)	(46)	—	(5,493)
Interest income (expense) - affiliates	9,548	—	(9,548)	—	—
Interest income - third parties	37	—	77	—	114
Net gain on forward and derivative contracts	—	353	—	—	353
Other income (expense) - net	771	(6)	(771)	—	(6)
Loss before income taxes and equity in earnings (loss) of joint ventures	(3,008)	(9,020)	(7,136)	574	(18,590)
Income tax benefit	620	—	1,450	—	2,070
Loss before income taxes and equity in earnings (loss) of joint ventures	(2,388)	(9,020)	(5,686)	574	(16,520)
Equity in earnings (loss) of joint ventures	(13,775)	—	357	13,775	357
Net loss	$(16,163)	$(9,020)	$(5,329)	$14,349	$(16,163)
Other comprehensive income before income tax effect	1,206	778	303	(1,081)	1,206
Income tax effect	(383)	—	8	(8)	(383)
Other comprehensive income (loss)	823	778	311	(1,089)	823
Total comprehensive loss	$(15,340)	$(8,242)	$(5,018)	$13,260	$(15,340)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$403,064	$173,779	$(1,114)	$575,729
Third-party customers	—	12,874	6	(698)	12,182
Total net sales	—	415,938	173,785	(1,812)	587,911
Cost of goods sold	—	362,302	136,028	(4,514)	493,816
Gross profit	—	53,636	37,757	2,702	94,095
Selling, general and administrative expenses	10,837	(944)	1,078	1,000	11,971
Other operating expense - net	—	—	2,079	—	2,079
Operating income (loss)	(10,837)	54,580	34,600	1,702	80,045
Interest expense - third parties	(5,109)	(396)	(46)	—	(5,551)
Interest income (expense) - affiliates	10,226	—	(10,226)	—	—
Interest income - third parties	15	4	123	—	142
Net gain on forward and derivative contracts	—	353	—	—	353
Unrealized gain on fair value of contingent consideration	—	6,527	—	—	6,527
Other income (expense) - net	537	(484)	2,731	(1,730)	1,054
Income (loss) before income taxes and equity in earnings of joint ventures	(5,168)	60,584	27,182	(28)	82,570
Income tax expense	(299)	—	(9,052)	50	(9,301)
Income (loss) before equity in earnings of joint ventures	(5,467)	60,584	18,130	22	73,269
Equity in earnings of joint ventures	79,246	—	510	(79,246)	510
Net income	$73,779	$60,584	$18,640	$(79,224)	$73,779
Other comprehensive income before income tax effect	461	33	245	(278)	461
Income tax effect	(383)	—	8	(8)	(383)
Other comprehensive income (loss)	78	33	253	(286)	78
Total comprehensive income	$73,857	$60,617	$18,893	$(79,510)	$73,857

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$49,667	$(74)	$76,868	$—	$126,461
Restricted cash	—	795	—	—	795
Accounts receivable - net	—	12,088	580	—	12,668
Due from affiliates	382	13,955	1,141	—	15,478
Inventories	180	142,070	80,526	(2,274)	220,502
Prepaid and other current assets	7,073	4,290	18,259	—	29,622
Assets held for sale	—	—	29,715	—	29,715
Total current assets	57,302	173,124	207,089	(2,274)	435,241
Property, plant and equipment - net	8,863	352,384	853,975	—	1,215,222
Investment in subsidiaries	580,999	—	—	(580,999)	—
Due from affiliates - less current portion	639,780	—	—	(639,780)	—
Other assets	30,025	19,328	16,371	7,418	73,142
TOTAL	$1,316,969	$544,836	$1,077,435	$(1,215,635)	$1,723,605

Accounts payable, trade	$2,582	$47,777	$34,228	$—	$84,587
Due to affiliates	1,500	1,210	547	2,916	6,173
Accrued and other current liabilities	14,280	11,073	24,816	—	50,169
Accrued employee benefits costs	1,824	7,550	680	—	10,054
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	20,186	75,425	60,271	2,916	158,798
Senior notes payable	247,380	—	—	—	247,380
Accrued pension benefits costs cost - less current portion	39,552	(11,009)	14,894	—	43,437
Accrued postretirement benefits costs - less current portion	4,834	119,529	1,578	—	125,941
Other liabilities	1,893	30,749	11,739	7,418	51,799
Intercompany loan	—	126,343	518,353	(644,696)	—
Deferred taxes	—	—	93,399	—	93,399
Total noncurrent liabilities	293,659	265,612	639,963	(637,278)	561,956
Series A Preferred stock	1	—	—	—	1
Common stock	942	—	228,424	(228,424)	942
Additional paid-in capital	2,513,952	191,023	2,182,533	(2,373,556)	2,513,952
Treasury stock, at cost	(86,276)	—	—	—	(86,276)
Accumulated other comprehensive loss	(13,391)	(59,249)	(39,187)	—	(111,827)
Accumulated deficit	(1,412,104)	72,025	(1,994,569)	2,020,707	(1,313,941)
Total shareholder's equity	1,003,124	203,799	377,201	(581,273)	1,002,851
TOTAL	$1,316,969	$544,836	$1,077,435	$(1,215,635)	$1,723,605

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(8,754)	$5,435	$9,956	$8,266	$14,903
Purchase of property, plant and equipment	—	(1,426)	(2,409)	—	(3,835)
Net cash used in investing activities	—	(1,426)	(2,409)	—	(3,835)
Borrowings under revolving credit facilities	371	—	—	—	371
Repayments under revolving credit facilities	(371)	—	—	—	(371)
Intercompany transactions	—	(436)	8,702	(8,266)	—
Net cash provided by (used in) financing activities	—	(436)	8,702	(8,266)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(8,754)	3,573	16,249	—	11,068
Cash and cash equivalents, beginning of period	58,421	(3,647)	60,619	—	115,393
Cash and cash equivalents, end of period	$49,667	$(74)	$76,868	$—	$126,461

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$113,179	$40,025	$(222,561)	$185,624	$116,267
Purchase of property, plant and equipment	(348)	(6,726)	(5,553)	—	(12,627)
Restricted and other cash deposits	—	(21,012)	—	—	(21,012)
Net cash used in investing activities	(348)	(27,738)	(5,553)	—	(33,639)
Borrowings under revolving credit facilities	455	—	—	—	455
Repayments under revolving credit facilities	(455)	—	—	—	(455)
Repurchase of common stock	(19,439)	—	—	—	(19,439)
Intercompany transactions	—	(11,164)	196,788	(185,624)	—
Net cash provided by (used in) financing activities	(19,439)	(11,164)	196,788	(185,624)	(19,439)
CHANGE IN CASH AND CASH EQUIVALENTS	93,392	1,123	(31,326)	—	63,189
Cash and cash equivalents, beginning of period	70,683	(1,187)	93,746	—	163,242
Cash and cash equivalents, end of period	$164,075	$(64)	$62,420	$—	$226,431

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

•
Our plans and expectations with respect to the sale of assets related to our Ravenswood, West Virginia smelter, and the curtailment and/or future operation of our other domestic assets, including our Hawesville, Mt. Holly and Sebree smelters;

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

•	Our ability to derive benefits from acquisitions, including the acquisition of Mt. Holly, and to successfully integrate these operations with the rest of our business;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto; and

•	The effect of future laws and regulations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above.

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

Results of Operations
The following discussion reflects our historical results of operations which includes the impact of partial production curtailments at our Hawesville and Mt. Holly smelters in 2016.
Century’s financial highlights include:

	Three months ended March 31,
	2016	2015
	(In thousands, except per share data)
NET SALES:
Related parties	$280,377	$575,729
Third-party customers	38,477	12,182
Total net sales	$318,854	$587,911
Gross profit (loss)	$(3,052)	$94,095
Net income (loss)	$(16,163)	$73,779
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.19)	$0.76

SHIPMENTS - PRIMARY ALUMINUM

	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2016
1st Quarter	105,089	$194,826	55,030	$92,151	22,500	$26,115

2015
1st Quarter	169,306	$421,141	45,967	$112,662	29,985	$46,617

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2016	2015	$ Difference	% Difference
Three months ended March 31,	$318.9	$587.9	$(269.0)	(45.8)%

During the three months ended March 31, 2016, lower price realization had a negative impact on net sales of $118.2 million while a decrease in shipment volumes due to curtailments in production announced in 2015 had a negative net sales impact of $150.8 million.

Gross profit (loss) (in millions)	2016	2015	$ Difference	% Difference
Three months ended March 31,	$(3.1)	$94.1	$(97.2)	(103.3)%
During the three months ended March 31, 2016, gross profit was negatively impacted by a lower price realization and reduced shipment volume, partially offset by favorable alumina pricing, power prices and consumption of inventories that were previously written down to lower of cost of market ("LCM").

Lower sales price realizations had a negative impact on gross profit of $118.2 million for the three months ended March 31, 2016 while the reduced shipment volume had an unfavorable impact of $23.3 million for the period.

During the three months ended March 31, 2016, alumina price decreases favorably impacted gross profit by $18.0 million and decreases in power prices had a favorable impact of $14.2 million.

Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations can have a significant impact on cost of goods sold and gross profit in any period. On average, our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the basis for inventory as it turns in subsequent periods.

As of December 31, 2015 the market value of our inventory was $7.5 million below its cost basis requiring a corresponding LCM valuation adjustment. During the three month period ended March 3, 2016 this inventory was consumed into cost of goods sold at the lower basis. As of March 31, 2016, the market value of our inventory was $1.7 million below its cost basis. As of December 31, 2014 and March 31, 2015 the market value of our inventory was above its cost basis and there was no LCM valuation adjustment or a charge to cost of goods in the first three months of 2015. The net impact of these LCM adjustments was an increase of $5.8 million in gross profit for the first three months of 2016 as compared to the same period in 2015.

Selling, general and administrative expenses (in millions)	2016	2015	$ Difference	% Difference
Three months ended March 31,	$9.6	$12.0	$(2.4)	(20.0)%
During the three months ended March 31, 2016, selling, general and administrative expenses were lower than the same period last year primarily due to separation expense in 2015 for a former executive and decreases in headcount and associated employee benefits for 2016.

Unrealized gain on fair value of contingent consideration (in millions)	2016	2015	$ Difference	% Difference
Three months ended March 31,	$—	$6.5	$(6.5)	(100.0)%
For the three months ended March 31, 2015, we recorded unrealized gains of $6.5 million on the fair value of contingent consideration related to our acquisition of Mt. Holly, primarily related to decreases in the Midwest premium and the forward curve for the LME price of primary aluminum. The contingent consideration was settled in March 2016 resulting in Alcoa paying us $12.5 million. See Note 3 Business acquisitions to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2016	2015	$ Difference	% Difference
Three months ended March 31,	$2.1	$(9.3)	$11.4	122.6%
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period differences in income tax expense is due to the change in earnings at our foreign entities that are not subject to a valuation allowance while the entities that are subject to a valuation allowance are unable to recognize a tax benefit for their losses. See Note 7 Income taxes to the consolidated financial statements included herein for additional information.

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
Available Cash
Our consolidated cash and cash equivalents balance at March 31, 2016 was $126.5 million compared to $115.4 million at December 31, 2015.
Sources and Uses of Cash
Our statements of cash flows for the three months ended March 31, 2016 and 2015 are summarized below:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$14,903	$116,267
Net cash used in investing activities	(3,835)	(33,639)
Net cash used in financing activities	—	(19,439)
Change in cash and cash equivalents	$11,068	$63,189
Net cash provided by operating activities for the three months ended March 31, 2016 was $14.9 million, compared to $116.3 million for the three months ended March 31, 2015. The decrease in cash provided by operating activities was primarily due to the $98.8 million decrease in Adjusted EBITDA.
Our net cash used in investing activities for the three months ended March 31, 2016 was $3.8 million, compared to $33.6 million for the three months ended March 31, 2015. Capital expenditures decreased by $8.8 million compared to 2015 and in March 2015, we had restricted cash of $21,000 as collateral for the annual MISO power capacity auction which EDF subsequently released in April 2015 because it was no longer required based on the final auction clearing price.
Our net cash used in financing activities for the three months ended March 31, 2016 was zero, compared to $19.4 million for the three months ended March 31, 2015. The change was due to repurchases of $19.4 million of common stock in the first quarter of 2015. We have not repurchased any additional stock since April 2015.
Adjusted EBITDA
We use certain non-GAAP measures when reviewing our cash flows from operations, including adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted for certain non-cash or non-recurring items. Our calculations of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies due to differences in the components used in their calculations. We believe the presentation of adjusted EBITDA is a useful measure to help investors evaluate our capacity to fund our ongoing cash operating requirements, including capital expenditures and debt service obligations. Adjusted EBITDA should not be considered as a substitute for net income (loss) as determined in accordance with GAAP.

The following table includes a reconciliation of net income (loss) which is the most comparable GAAP financial measure to adjusted EBITDA.

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income (loss)	$(16,163)	$73,779
Interest expense	5,493	5,551
Interest income	(114)	(142)
Net gain on forward & delivery contracts	(353)	(353)
Unrealized gain on fair value of contingent consideration	—	(6,527)
Other (income) expense - net	6	(1,054)
Income tax expense (benefit)	(2,070)	9,301
Equity in earnings of joint ventures	(357)	(510)
Operating income (loss)	$(13,558)	$80,045
Depreciation and amortization	21,260	18,131
Non-cash inventory adjustments	(5,784)	—
Separation of former senior executives	—	1,000
Signing bonuses - Iceland labor negotiations	—	1,570
Adjusted EBITDA	$1,918	$100,746
Availability Under Our Credit Facilities
We and certain of our direct and indirect subsidiaries are party to a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150 million in the aggregate, including up to $110 million under a letter of credit sub-facility. We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013. Our U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2018.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. As of March 31, 2016, our credit facilities had $86.5 million of net availability, after consideration of our outstanding letters of credit. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the three months ended March 31, 2016 were insignificant.
As of March 31, 2016, we had $44.8 million of letters of credit outstanding under our U.S. revolving credit facility with 63% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments. Our letter of credit obligations may increase if we are successful in securing a long-term power arrangement for Mt. Holly.

Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. As of March 31, 2016, our fixed charge coverage ratio was less than 1.1 to 1.0; however, our availability under the U.S. credit facility was $41.1 million. In Iceland there is a covenant that requires Grundartangi to maintain a certain minimum equity ratio. As of March 31, 2016, we were in compliance with all such covenants.

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
Acquisitions
On December 1, 2014, we acquired Alcoa’s 50.3% stake in Mt. Holly for $67.5 million in cash subject to working capital and several other adjustments. The acquisition was funded with available cash on hand. The purchase agreement provided for a post-closing cash payment to be made following December 31, 2015 based on changes in the Midwest Transaction Price between July 2, 2014 and December 31, 2015 and production levels at Mt. Holly from October 1, 2014 through December 31, 2015. Alcoa paid us $12.5 million in March 2016 for this post-closing payment. See Note 3 Business acquisitions to the consolidated financial statements included herein for additional information.
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2016, the principal and accrued interest for the E.ON contingent obligation was $20.0 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2016 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in March 2015 and $6.7 million in 2013. We did not make any contributions during 2014. The remaining contributions under this agreement are approximately $9.6 million.
In addition to the contributions required pursuant to the PBGC settlement, during 2016 we expect to make aggregate contributions of $1.8 million to our qualified defined benefit plans and an unqualified supplemental executive retirement benefits plan. Through March 31, 2016, we made contributions of $0.5 million.
Other items
During 2015, we paid Icelandic withholding taxes on intercompany dividends of approximately $8.4 million. We anticipate these payments will be refunded in November 2016. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.

In 2011, our Board of Directors approved a $60 million common stock repurchase program which was expanded in 2015 to $130 million. Through December 31, 2015, we have expended $86.3 million under the program and repurchased 7.2 million common shares. There have been no share repurchases since April 2015 and as of March 31, 2016, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, cash flow from operations and available borrowing capacity under our existing revolving credit facilities. For major investment projects we would likely seek financing from various capital and loan markets, and may potentially pursue the formation of strategic alliances. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Capital expenditures for the three months ended March 31, 2016 were $3.8 million. We believe total capital spending in 2016 will be approximately $20 million, primarily related to our ongoing maintenance and investment projects at our smelters.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum. From time to time, we enter into primary aluminum forward financial purchase contracts to manage our exposure to fluctuations in the price of primary aluminum and to offset fixed price sales arrangements with certain of our customers.  In addition, we manage our exposure to fluctuations in our costs by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.
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

The following table provides electrical power price sensitivity by location and assumes operating at full capacity:

Electrical power price sensitivity by location:
	Hawesville (1)	Sebree	Mt. Holly (1)	Total
Expected average load (in megawatts ("MW"))	482	385	400	1,267
Quarterly estimated electrical power usage (in megawatt hours ("MWh"))	1,055,580	843,150	876,000	2,774,730
Quarterly cost impact of an increase or decrease of $1 per MWh (in thousands)	$1,100	$800	$900	$2,800
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	3,504,000	11,098,920
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$3,500	$11,100
(1) The operations at Hawesville and Mt. Holly are currently running at approximately 40% and 50% of full capacity, respectively.
From time to time, we enter into forward contracts to mitigate the price risk associated with our power purchases.

Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and the Chinese yuan.  We have deposits denominated in ISK in Icelandic banks; in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s net income. We expect to incur additional capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  Upon a restart of major construction for the Helguvik project, we have forecasted that a significant portion of the capital expenditures would be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
From time to time, we enter into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods in order to manage our exposure to foreign currency risk
Natural Economic Hedges
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
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at March 31, 2016, refer to Note 10 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider the risk factors contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

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

During the first quarter of 2016, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for metals, minerals, oil and oil products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $187 million for the quarter ended March 31, 2016. The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate that the net profit attributable to the contracts would not exceed a small fraction of the gross revenue from such contracts. It is not possible to determine accurately the precise net profit attributable to such contracts.

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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016	8-K	001-34474	March 24, 2016
10.2	Amendment to the Iceland Revolving Credit Facility dated April 14, 2016	8-K	001-34474	April 15, 2016
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
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

Century Aluminum Company

Date:	May 6, 2016	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2016	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)