Form 10-Q
period 2016-06-30
CENTURY ALUMINUM CO
filed 2016-08-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
☐ Yes ☒ No

The registrant had 87,075,587 shares of common stock outstanding at July 28, 2016.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
NET SALES:
Related parties	$290,283	$513,681	$570,660	$1,089,410
Third-party customers	36,471	9,810	74,948	21,992
Total net sales	326,754	523,491	645,608	1,111,402
Cost of goods sold	321,172	515,149	643,078	1,008,965
Gross profit	5,582	8,342	2,530	102,437
Selling, general and administrative expenses	9,945	10,012	19,570	21,983
Ravenswood impairment	—	30,850	—	30,850
Other operating expense - net	578	2,601	1,459	4,680
Operating income (loss)	(4,941)	(35,121)	(18,499)	44,924
Interest expense	(5,497)	(5,573)	(10,990)	(11,124)
Interest income	171	61	285	203
Net gain on forward and derivative contracts	353	566	706	919
Unrealized gain on fair value of contingent consideration	—	10,287	—	16,814
Other income (expense) - net	(299)	93	(305)	1,147
Income (loss) before income taxes and equity in earnings of joint ventures	(10,213)	(29,687)	(28,803)	52,883
Income tax benefit (expense)	319	(5,065)	2,389	(14,366)
Income (loss) before equity in earnings of joint ventures	(9,894)	(34,752)	(26,414)	38,517
Equity in earnings of joint ventures	379	855	736	1,365
Net income (loss)	$(9,515)	$(33,897)	$(25,678)	$39,882

Net income (loss) allocated to common stockholders	$(9,515)	$(33,897)	$(25,678)	$36,628
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$(0.39)	$(0.29)	$0.42
Diluted	(0.11)	(0.39)	(0.29)	0.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	87,060	86,873	87,050	87,838
Diluted	87,060	86,873	87,050	88,495

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$(9,515)	$(33,897)	$(25,678)	$39,882
Other comprehensive income (loss) before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(47)	(46)	(93)	(93)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	—	16,260	—	16,260
Prior service benefit arising during the period	—	1,782	—	1,782
Amortization of prior service benefit during the period	(667)	(931)	(1,334)	(1,867)
Amortization of actuarial net loss during the period	1,920	2,679	3,839	4,123
Other comprehensive income before income tax effect	1,206	19,744	2,412	20,205
Income tax effect	(382)	(382)	(765)	(765)
Other comprehensive income	824	19,362	1,647	19,440
Total comprehensive income (loss)	$(8,691)	$(14,535)	$(24,031)	$59,322

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$129,384	$115,393
Restricted cash	2,669	791
Accounts receivable - net	14,304	9,475
Due from affiliates	14,511	17,417
Inventories	231,832	231,872
Prepaid and other current assets	27,953	42,412
Assets held for sale	29,695	30,697
Total current assets	450,348	448,057
Property, plant and equipment - net	1,197,604	1,232,256
Other assets	71,636	72,155
TOTAL	$1,719,588	$1,752,468
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$89,303	$90,489
Due to affiliates	9,662	10,045
Accrued and other current liabilities	48,479	48,822
Accrued employee benefits costs	10,006	10,148
Industrial revenue bonds	7,815	7,815
Total current liabilities	165,265	167,319
Senior notes payable	247,484	247,278
Accrued pension benefits costs - less current portion	42,935	43,999
Accrued postretirement benefits costs - less current portion	125,903	125,999
Other liabilities	53,102	53,009
Deferred taxes	90,464	96,994
Total noncurrent liabilities	559,888	567,279
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	1	1
Common stock (Note 7)	942	942
Additional paid-in capital	2,514,227	2,513,631
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(111,003)	(112,650)
Accumulated deficit	(1,323,456)	(1,297,778)
Total shareholders’ equity	994,435	1,017,870
TOTAL	$1,719,588	$1,752,468

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,678)	$39,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized gain on fair value of contingent consideration	—	(16,814)
Unrealized gain on E.ON contingent obligation	(706)	(706)
Lower of cost or market inventory adjustment	(871)	25,689
Depreciation and amortization	42,504	36,409
Ravenswood impairment	—	30,850
Pension and other postretirement benefits	1,345	(262)
Deferred income taxes	(6,513)	4,984
Stock-based compensation	596	894
Equity in earnings of joint ventures	(736)	(1,365)
Change in operating assets and liabilities:
Accounts receivable - net	(4,829)	66,359
Due from affiliates	2,906	(20,807)
Inventories	2,471	(60,631)
Prepaid and other current assets	12,516	3,819
Accounts payable, trade	(1,019)	(34,087)
Due to affiliates	1,560	41,406
Accrued and other current liabilities	(485)	(13,592)
Pension contribution - Mt. Holly	—	(34,595)
Other - net	542	(6,592)
Net cash provided by operating activities	23,603	60,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,734)	(31,368)
Purchase of remaining interest in Mt. Holly smelter	—	11,313
Proceeds from sale of property, plant and equipment	—	14
Restricted and other cash deposits	(1,878)	(282)
Net cash used in investing activities	(9,612)	(20,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	595	1,010
Repayments under revolving credit facilities	(595)	(1,010)
Repurchase of common stock	—	(36,352)
Net cash used in financing activities	—	(36,352)
CHANGE IN CASH AND CASH EQUIVALENTS	13,991	4,166
Cash and cash equivalents, beginning of period	115,393	163,242
Cash and cash equivalents, end of period	$129,384	$167,408

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2016 and 2015
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Related party transactions
Our significant related party transactions occurring during the three and six months ended June 30, 2016 and 2015 are described below. We believe that all of the transactions with our related parties were at prices that approximate market.
Glencore ownership
As of June 30, 2016, Glencore plc and its affiliates (together "Glencore") owned 42.9% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has an overall 47.5% economic ownership in Century Aluminum.
Sales to Glencore
We entered into an agreement with Glencore pursuant to which we agreed to sell, and Glencore agreed to purchase, substantially all of our primary aluminum production in North America for 2015 and 2016 on a take-or-pay basis at prices determined by reference to the Midwest Transaction Price plus additional negotiated product premiums. The current term of the agreement continues through December 31, 2016. In addition, we have agreed to sell approximately 24,500 tonnes of molten aluminum to Glencore during 2017 at prices based on the Midwest Transaction Price.
We sell primary aluminum produced at our Grundartangi, Iceland smelter ("Grundartangi") under a long-term sales contract through 2017 with Glencore at prices based on the London Metal Exchange ("LME") price for primary aluminum plus the European Duty Paid premium and any applicable product premiums. We also received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at our Grundartangi facility through June 2016. The fee paid by Glencore under these tolling agreements was based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
Glencore purchases the aluminum we produce for resale.
Purchases from Glencore
We purchase alumina from Glencore under a long-term supply agreement and on a spot basis. Glencore has agreed to supply us with alumina under a long-term supply agreement through 2017 at prices indexed to the LME price of primary aluminum or based on a published alumina index. In 2015 and 2016 our purchases from Glencore have been based on a published alumina index.

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
Summary
A summary of the aforementioned significant related party transactions for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales to Glencore	$290,283	$513,681	$570,660	$1,089,410
Purchases from Glencore	50,177	133,642	94,190	241,456
Purchases from BHH	2,715	13,434	5,098	28,253

3.	Ravenswood impairment
On July 27, 2015, we announced the immediate and permanent closure of our Ravenswood, West Virginia aluminum smelter ("Ravenswood"). Ravenswood has been idled since February 2009. The decision to permanently close Ravenswood was based on the inability to secure a competitive power contract for the smelter, compounded by challenging aluminum market conditions largely driven by increased exports of aluminum from China.
At June 30, 2015, we recorded an impairment charge of $30,850 related to Ravenswood. We classified the estimated salvage value of the property, plant and equipment within Level 3 of the fair value hierarchy as its fair value was determined based on recent comparable transactions with inputs that are not readily observable in the market.

4.	Business acquisitions
Acquisition of Mt. Holly aluminum smelter
On October 23, 2014, our wholly-owned subsidiary, Berkeley Aluminum Inc. ("Berkeley") entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax Inc. ("Alumax"), a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"), pursuant to which Berkeley acquired all of the issued and outstanding shares of Alumax of South Carolina, Inc. ("Alumax of SC") and thereby acquired Alcoa’s 50.3% stake in Mt. Holly. Berkeley had previously owned 49.7% of Mt. Holly. Immediately following the consummation of the transaction on December 1, 2014, Berkeley merged with and into Alumax of SC with Alumax of SC surviving and changing its name to Century Aluminum of South Carolina, Inc. ("CASC"). Following the consummation of the transaction, CASC owned 100% of Mt. Holly. Mt. Holly, located in Goose Creek, South Carolina, employed approximately 600 people and had an annual production capacity of 231,000 tonnes of primary aluminum as of the acquisition date.
Pursuant to the terms of the Stock Purchase Agreement, Berkeley acquired all of the issued and outstanding shares of capital stock of Alumax of SC for $67,500 in cash subject to a contingent earn-out payment, working capital and other similar adjustments. The acquisition was funded with available cash on hand.
We accounted for this transaction as a step acquisition and this resulted in a non-cash pre-tax gain of $15,955 at closing. Acquisition-related costs for Mt. Holly of $1,539 were expensed to selling, general and administrative expenses in the period that they were incurred.

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
We received payments from Alcoa of $2,400 at closing which was primarily for post-employment benefits, $11,313 for economic and working capital adjustments in April 2015 and $12,500 in settlement of the contingent consideration in March 2016.
We recognized gains on contingent consideration of $10,287 and $16,814, respectively, during the three and six month periods ended June 30, 2015.
The total net cash consideration paid to Alcoa after final resolution of all post-closing adjustments, including the earn-out provision, was $41,487.
The Consolidated Statements of Cash Flows for the six months ended June 30, 2015 was revised to reclassify cash flows out of investing activities and into operating activities for the funding of the Mt. Holly pension plan and certain alumina purchases in April 2015.

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

Recurring Fair Value Measurements	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$121,683	$—	$—	$121,683
Trust assets	4,101	—	—	4,101
Surety bonds	1,874	—	—	1,874
TOTAL	$127,658	$—	$—	$127,658

LIABILITIES:
E.ON contingent obligation - net	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$102,675	$—	$—	$102,675
Trust assets	5,226	—	—	5,226
Surety bonds	1,870	—	—	1,870
TOTAL	$109,771	$—	$—	$109,771
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

6.	Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares.
The following table shows the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,
	2016			2015
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(9,515)			$(33,897)
Amount allocated to common stockholders	100.00%			100.00%
Basic EPS:
Net loss allocated to common stockholders	(9,515)	87,060	$(0.11)	(33,897)	86,873	$(0.39)
Effect of Dilutive Securities:
Share-based compensation plans	—	—		—	—
Diluted EPS:
Net loss allocated to common stockholders	$(9,515)	87,060	$(0.11)	$(33,897)	86,873	$(0.39)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

	For the six months ended June 30,
	2016			2015
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(25,678)			$39,882
Amount allocated to common stockholders	100.00%			91.84%
Basic EPS:
Net income (loss) allocated to common stockholders	(25,678)	87,050	$(0.29)	36,628	87,838	$0.42
Effect of Dilutive Securities:
Share-based compensation plans	—	—		—	657
Diluted EPS:
Net income (loss) allocated to common stockholders	$(25,678)	87,050	$(0.29)	$36,628	88,495	$0.41

Securities excluded from the calculation of diluted EPS:	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Stock options (1)	372,902	543,171	277,617	332,766
Service-based share awards (1)	1,427,194	691,773	1,010,856	—

(1)
In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share. In periods when we report net income, certain share-based compensation awards may be excluded from the calculation of diluted EPS if the exercise price was greater than the average market price of the underlying common stock.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

7.Shareholders’ equity
Common Stock
As of June 30, 2016 and December 31, 2015, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 94,262,108 shares were issued and 87,075,587 shares were outstanding at June 30, 2016; 94,224,571 shares were issued and 87,038,050 shares were outstanding at December 31, 2015.
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
Shares of common stock repurchased are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in the consolidated balance sheets. From time to time, treasury shares may be reissued and we use an average cost method for determining the cost for reissued treasury shares. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.
Preferred Stock
As of June 30, 2016 and December 31, 2015 we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock, all of which is held by Glencore, and at June 30, 2016 and December 31, 2015, 76,378 and 76,539 shares were outstanding, respectively. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common for each share of preferred stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the six months ended June 30, 2016 and 2015.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2015	76,539	7,186,521	87,038,050
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(161)	—	16,109
Issuance for share-based compensation plans	—	—	21,428
Ending balance as of June 30, 2016	76,378	7,186,521	87,075,587

Beginning balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	2,400,000	(2,400,000)
Conversion of convertible preferred stock	(1,014)	—	101,327
Issuance for share-based compensation plans	—	—	135,043
Ending balance as of June 30, 2015	77,127	7,186,521	86,900,952

8.	Income taxes
We recorded an income tax benefit for the three and six months ended June 30, 2016 of $319 and $2,389, respectively, which primarily consisted of foreign income taxes. Our U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance.
We recorded income tax expense for the three and six months ended June 30, 2015 of $5,065 and $14,366, respectively which primarily consisted of foreign and state income taxes.
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
As of June 30, 2016, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

9.	Inventories

Inventories consist of the following:	June 30, 2016	December 31, 2015
Raw materials	$64,377	$52,121
Work-in-process	30,848	34,025
Finished goods	19,817	15,988
Operating and other supplies	116,790	129,738
Total inventories	$231,832	$231,872
Inventories are stated at the lower of cost or market using the first-in, first-out method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

10.	Debt

	June 30, 2016	December 31, 2015
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,516 and $2,722, respectively, interest payable semiannually	247,484	247,278
Total	$255,299	$255,093

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2016 was 0.61%.

U.S. Revolving Credit Facility
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
Status of our U.S. revolving credit facility:

June 30, 2016
Credit facility maximum amount	$150,000
Borrowing availability	93,037
Outstanding letters of credit issued	54,005
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	39,032
Iceland Revolving Credit Facility
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
Status of our Iceland revolving credit facility:

June 30, 2016
Credit facility maximum amount	$50,000
Borrowing availability	50,000
Outstanding borrowings	—
Borrowing availability, net of borrowings	50,000

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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $230,938 and $169,220, as of June 30, 2016 and December 31, 2015, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,383 and $1,112 at June 30, 2016 and December 31, 2015, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. Costs for ongoing environmental compliance, including maintenance and monitoring are expensed as incurred.
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016 the court ordered the stay lifted and reopened the case. The matter is in a preliminary stage in the U.S. District Court for the District of Delaware, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time.
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation ("Lockheed") to one of our affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity to Vialco. We have likewise tendered indemnity to Lockheed. Through June 30, 2016, we have expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome. Vialco sold the St. Croix Alumina Refinery to St. Croix Alumina, LLC, a subsidiary of Alcoa, in 1995.
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
PBGC Settlement
In April 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in March 2015 and $6.7 million in 2013. We did not make any contributions during 2014 and have not made any contributions in 2016 through June 30. The remaining contributions under this agreement are approximately $9.6 million.

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
Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a standard cost-based industrial rate and 75% of the Mt. Holly load is sourced from a third party supplier from generation that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2018 but can be terminated by CASC on 60 days' notice.
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
Helguvik
Nordural Helguvik ehf ("Helguvik") has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The power purchase agreements contain certain conditions to HS’s and OR’s obligations. HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain of these conditions have not been satisfied.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  In July 2014, HS commenced arbitration proceedings against Helguvik seeking, among other things, an order declaring, (i) that the conditions to the power contract have not been fulfilled and, (ii) that the power contract is therefore no longer valid. Arbitration hearings were held in April 2016 but the arbitral tribunal has yet to issue its decision.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Ravenswood facilities are represented by labor unions, representing 63% of our total workforce.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Approximately 83% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement which is effective through December 31, 2019 that establishes wages and work rules for covered employees. 100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME") which negotiates working conditions with trade unions on behalf of its members. In March 2016, a new labor agreement was reached with the FME which is effective retroactively from May 1, 2015 to June 1, 2018.
Approximately 53% of our U.S. based work force is represented by the USW. In June 2015, CAKY entered into a new collective bargaining agreement with the USW for its employees at the Hawesville smelter. The agreement is effective through April 1, 2020. Century Sebree, LLC has a collective bargaining agreement with the USW for its employees at the Sebree smelter that is effective through October 28, 2019. Our employees at Mt. Holly are not represented by a labor union.

12.	Components of accumulated other comprehensive loss

	June 30, 2016	December 31, 2015
Defined benefit plan liabilities	$(119,405)	$(121,910)
Unrealized loss on financial instruments	(1,528)	(1,435)
Other comprehensive loss before income tax effect	(120,933)	(123,345)
Income tax effect (1)	9,930	10,695
Accumulated other comprehensive loss	$(111,003)	$(112,650)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2016	December 31, 2015
Defined benefit plan liabilities	$10,461	$11,243
Unrealized loss on financial instruments	(531)	(548)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized loss on financial instruments	Total, net of tax
Balance, April 1, 2016	$(109,806)	$(2,021)	$(111,827)
Net amount reclassified to net loss	862	(38)	824
Balance, June 30, 2016	$(108,944)	$(2,059)	$(111,003)

Balance, April 1, 2015	$(115,735)	$(1,869)	$(117,604)
Other comprehensive income before reclassifications (1)	18,042	—	18,042
Net amount reclassified to net loss	1,358	(38)	1,320
Balance, June 30, 2015	$(96,335)	$(1,907)	$(98,242)

Balance, December 31, 2015	$(110,667)	$(1,983)	$(112,650)
Net amount reclassified to net loss	1,723	(76)	1,647
Balance, June 30, 2016	$(108,944)	$(2,059)	$(111,003)

Balance, December 31, 2014	$(115,852)	$(1,830)	$(117,682)
Other comprehensive income before reclassifications (1)	18,042	—	18,042
Net amount reclassified to net income	1,475	(77)	1,398
Balance, June 30, 2015	$(96,335)	$(1,907)	$(98,242)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

(1) The gain in other comprehensive income before reclassifications was due to a plan remeasurement related to labor negotiations, census and other actuarial adjustments.

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		For the three months ended June 30,		For the six months ended June 30,
AOCL Components	Location	2016	2015	2016	2015
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$778	$1,612	$1,555	$1,753
	Selling, general and administrative expenses	125	136	250	503
	Other operating expense, net	350	—	700	—
	Income tax expense	(391)	(390)	(782)	(781)
	Net of tax	$862	$1,358	$1,723	$1,475

Unrealized loss on financial instruments	Cost of goods sold	$(47)	$(46)	$(93)	$(93)
	Income tax benefit	9	8	17	16
	Net of tax	$(38)	$(38)	$(76)	$(77)

13.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$1,270	$1,509	$2,540	$3,213
Interest cost	3,482	3,267	6,962	6,655
Expected return on plan assets	(4,816)	(5,269)	(9,632)	(10,763)
Amortization of prior service costs	28	30	56	55
Amortization of net loss	1,041	1,405	2,084	2,024
Curtailment	—	(12)	—	(12)
Net periodic benefit cost	$1,005	$930	$2,010	$1,172

	Other Postretirement Benefits ("OPEB")
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$330	$487	$660	$1,049
Interest cost	1,439	1,390	2,895	2,981
Amortization of prior service cost	(695)	(961)	(1,390)	(1,922)
Amortization of net loss	879	1,234	1,755	2,099
Net periodic benefit cost	$1,953	$2,150	$3,920	$4,207

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Employer contributions
During the six months ended June 30, 2016, we made contributions of $901 to the qualified defined benefit and unqualified supplemental executive retirement benefits ("SERB") plans that we sponsor.

14.	Supplemental cash flow information

	Six months ended June 30,
	2016	2015
Cash paid for:
Interest	$9,701	$9,388
Income taxes	6,316	12,581
Non-cash investing activities:
Accrued capital costs	$179	$2,570

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

The following summarized condensed consolidating statements of comprehensive income (loss) for three and six months ended June 30, 2016 and 2015, condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015 and the condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.  Although Century Aluminum West Virginia (which owns our curtailed Ravenswood smelter) has guaranteed our Notes due 2021, because we are in the process of selling substantially all of its assets, we have included its assets and results of operations in the columns under the caption Non-Guarantor Subsidiaries.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$169,640	$144,557	$(23,914)	$290,283
Third-party customers	—	36,462	9	—	36,471
Total net sales	—	206,102	144,566	(23,914)	326,754
Cost of goods sold	—	211,586	133,390	(23,804)	321,172
Gross profit (loss)	—	(5,484)	11,176	(110)	5,582
Selling, general and administrative expenses	8,261	—	1,684	—	9,945
Other operating expense - net	—	—	578	—	578
Operating income (loss)	(8,261)	(5,484)	8,914	(110)	(4,941)
Interest expense - third parties	(5,070)	(383)	(44)	—	(5,497)
Interest income (expense) - affiliates	9,727	1,997	(11,724)	—	—
Interest income - third parties	38	9	124	—	171
Net gain on forward and derivative contracts	—	353	—	—	353
Other income (expense) - net	(137)	21	(183)	—	(299)
Loss before income taxes and equity in earnings (loss) of joint ventures	(3,703)	(3,487)	(2,913)	(110)	(10,213)
Income tax benefit (expense)	848	—	(529)	—	319
Loss before equity in earnings (loss) of joint ventures	(2,855)	(3,487)	(3,442)	(110)	(9,894)
Equity in earnings (loss) of joint ventures	(6,660)	—	379	6,660	379
Net loss	$(9,515)	$(3,487)	$(3,063)	$6,550	$(9,515)
Other comprehensive income before income tax effect	1,206	777	304	(1,081)	1,206
Income tax effect	(382)	—	9	(9)	(382)
Other comprehensive income	824	777	313	(1,090)	824
Total comprehensive loss	$(8,691)	$(2,710)	$(2,750)	$5,460	$(8,691)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$365,008	$162,000	$(13,327)	$513,681
Third-party customers	—	9,100	12	698	9,810
Total net sales	—	374,108	162,012	(12,629)	523,491
Cost of goods sold	—	386,581	141,464	(12,896)	515,149
Gross profit (loss)	—	(12,473)	20,548	267	8,342
Selling, general and administrative expenses	9,531	770	711	(1,000)	10,012
Ravenswood impairment	—	—	30,850	—	30,850
Other operating expense - net	—	—	2,601	—	2,601
Operating loss	(9,531)	(13,243)	(13,614)	1,267	(35,121)
Interest expense - third parties	(5,128)	(399)	(46)	—	(5,573)
Interest income (expense) - affiliates	8,853	1,843	(10,696)	—	—
Interest income - third parties	18	—	43	—	61
Net gain on forward and derivative contracts	177	353	36	—	566
Unrealized gain on fair value of contingent consideration	—	10,287	—	—	10,287
Other income (expense) - net	382	295	(584)	—	93
Income (loss) before income taxes and equity in earnings of joint ventures	(5,229)	(864)	(24,861)	1,267	(29,687)
Income tax expense	(2,889)	—	(1,963)	(213)	(5,065)
Income (loss) before equity in earnings of joint ventures	(8,118)	(864)	(26,824)	1,054	(34,752)
Equity in earnings of joint ventures	(25,779)	—	855	25,779	855
Net income (loss)	$(33,897)	$(864)	$(25,969)	$26,833	$(33,897)
Other comprehensive income before income tax effect	19,744	12,789	1,715	(14,504)	19,744
Income tax effect	(382)	—	9	(9)	(382)
Other comprehensive income	19,362	12,789	1,724	(14,513)	19,362
Total comprehensive income (loss)	$(14,535)	$11,925	$(24,245)	$12,320	$(14,535)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$331,760	$286,211	$(47,311)	$570,660
Third-party customers	—	74,930	18	—	74,948
Total net sales	—	406,690	286,229	(47,311)	645,608
Cost of goods sold	—	421,159	269,694	(47,775)	643,078
Gross profit (loss)	—	(14,469)	16,535	464	2,530
Selling, general and administrative expenses	16,560	—	3,010	—	19,570
Other operating expense - net	—	—	1,459	—	1,459
Operating income (loss)	(16,560)	(14,469)	12,066	464	(18,499)
Interest expense - third parties	(10,135)	(765)	(90)	—	(10,990)
Interest income (expense) - affiliates	19,275	3,954	(23,229)	—	—
Interest income - third parties	75	9	201	—	285
Net gain on forward and derivative contracts	—	706	—	—	706
Other income (expense) - net	634	15	(954)	—	(305)
Loss before income taxes and equity in earnings (loss) of joint ventures	(6,711)	(10,550)	(12,006)	464	(28,803)
Income tax benefit	1,468	—	921	—	2,389
Loss before equity in earnings (loss) of joint ventures	(5,243)	(10,550)	(11,085)	464	(26,414)
Equity in earnings (loss) of joint ventures	(20,435)	—	736	20,435	736
Net loss	$(25,678)	$(10,550)	$(10,349)	$20,899	$(25,678)
Other comprehensive income before income tax effect	2,412	1,555	607	(2,162)	2,412
Income tax effect	(765)	—	17	(17)	(765)
Other comprehensive income	1,647	1,555	624	(2,179)	1,647
Total comprehensive loss	$(24,031)	$(8,995)	$(9,725)	$18,720	$(24,031)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$768,072	$335,779	$(14,441)	$1,089,410
Third-party customers	—	21,974	18	—	21,992
Total net sales	—	790,046	335,797	(14,441)	1,111,402
Cost of goods sold	—	748,883	277,492	(17,410)	1,008,965
Gross profit	—	41,163	58,305	2,969	102,437
Selling, general and administrative expenses	20,368	(174)	1,789	—	21,983
Ravenswood impairment	—	—	30,850	—	30,850
Other operating expense - net	—	—	4,680	—	4,680
Operating income (loss)	(20,368)	41,337	20,986	2,969	44,924
Interest expense - third parties	(10,237)	(795)	(92)	—	(11,124)
Interest income (expense) - affiliates	19,079	3,630	(22,709)	—	—
Interest income - third parties	33	4	166	—	203
Net gain on forward and derivative contracts	177	706	36	—	919
Unrealized gain on fair value of contingent consideration	—	16,814	—	—	16,814
Other income (expense) - net	919	(189)	2,147	(1,730)	1,147
Income (loss) before income taxes and equity in earnings of joint ventures	(10,397)	61,507	534	1,239	52,883
Income tax expense	(3,188)	—	(11,015)	(163)	(14,366)
Income (loss) before equity in earnings of joint ventures	(13,585)	61,507	(10,481)	1,076	38,517
Equity in earnings of joint ventures	53,467	—	1,365	(53,467)	1,365
Net income (loss)	$39,882	$61,507	$(9,116)	$(52,391)	$39,882
Other comprehensive income before income tax effect	20,205	12,822	1,960	(14,782)	20,205
Income tax effect	(765)	—	17	(17)	(765)
Other comprehensive income	19,440	12,822	1,977	(14,799)	19,440
Total comprehensive income (loss)	$59,322	$74,329	$(7,139)	$(67,190)	$59,322

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$47,316	$(278)	$82,346	$—	$129,384
Restricted cash	—	795	1,874	—	2,669
Accounts receivable - net	374	13,473	457	—	14,304
Due from affiliates	138	12,604	1,769	—	14,511
Inventories	180	146,841	87,890	(3,079)	231,832
Prepaid and other current assets	6,383	4,699	16,871	—	27,953
Assets held for sale	—	—	29,695	—	29,695
Total current assets	54,391	178,134	220,902	(3,079)	450,348
Property, plant and equipment - net	8,532	343,026	846,046	—	1,197,604
Investment in subsidiaries	574,884	—	—	(574,884)	—
Due from affiliates - less current portion	635,612	4,277	—	(639,889)	—
Other assets	29,094	18,288	16,836	7,418	71,636
TOTAL	$1,302,513	$543,725	$1,083,784	$(1,210,434)	$1,719,588

Accounts payable, trade	$1,099	$51,612	$36,592	$—	$89,303
Due to affiliates	200	4,478	4,984	—	9,662
Accrued and other current liabilities	10,731	14,107	23,641	—	48,479
Accrued employee benefits costs	1,824	7,502	680	—	10,006
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	13,854	85,514	65,897	—	165,265
Senior notes payable	247,484	—	—	—	247,484
Accrued pension benefits costs cost - less current portion	39,300	(10,964)	14,599	—	42,935
Accrued postretirement benefits costs - less current portion	5,030	119,282	1,591	—	125,903
Other liabilities	2,482	31,484	11,718	7,418	53,102
Intercompany loan	—	27,995	615,044	(643,039)	—
Deferred taxes	—	—	90,464	—	90,464
Total noncurrent liabilities	294,296	167,797	733,416	(635,621)	559,888
Series A Preferred stock	1	—	—	—	1
Common stock	942	1	228,423	(228,424)	942
Additional paid-in capital	2,514,227	297,899	2,075,657	(2,373,556)	2,514,227
Treasury stock, at cost	(86,276)	—	—	—	(86,276)
Accumulated other comprehensive loss	(13,657)	(58,471)	(38,875)	—	(111,003)
Accumulated deficit	(1,420,874)	50,985	(1,980,734)	2,027,167	(1,323,456)
Total shareholder's equity	994,363	290,414	284,471	(574,813)	994,435
TOTAL	$1,302,513	$543,725	$1,083,784	$(1,210,434)	$1,719,588

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(11,105)	$18,847	$11,268	$4,593	$23,603
Purchase of property, plant and equipment	—	(2,697)	(5,037)	—	(7,734)
Restricted and other cash deposits	—	(4)	(1,874)	—	(1,878)
Intercompany transactions	—	—	—	—	—
Net cash used in investing activities	—	(2,701)	(6,911)	—	(9,612)
Borrowings under revolving credit facilities	595	—	—	—	595
Repayments under revolving credit facilities	(595)	—	—	—	(595)
Intercompany transactions	—	(12,777)	17,370	(4,593)	—
Net cash provided by (used in) financing activities	—	(12,777)	17,370	(4,593)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(11,105)	3,369	21,727	—	13,991
Cash and cash equivalents, beginning of period	58,421	(3,647)	60,619	—	115,393
Cash and cash equivalents, end of period	$47,316	$(278)	$82,346	$—	$129,384

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$94,607	$29,810	$(167,271)	$103,695	$60,841
Purchase of property, plant and equipment	(3,514)	(14,564)	(13,290)	—	(31,368)
Purchase of remaining interest in Mt. Holly smelter	—	11,313	—	—	11,313
Proceeds from sale of property, plant and equipment	—	14	—	—	14
Restricted and other cash deposits	—	(162)	(120)	—	(282)
Net cash used in investing activities	(3,514)	(3,399)	(13,410)	—	(20,323)
Borrowings under revolving credit facilities	1,010	—	—	—	1,010
Repayments under revolving credit facilities	(1,010)	—	—	—	(1,010)
Repurchase of common stock	(36,352)	—	—	—	(36,352)
Intercompany transactions	—	(25,885)	129,580	(103,695)	—
Net cash provided by (used in) financing activities	(36,352)	(25,885)	129,580	(103,695)	(36,352)
CHANGE IN CASH AND CASH EQUIVALENTS	54,741	526	(51,101)	—	4,166
Cash and cash equivalents, beginning of period	70,683	(1,187)	93,746	—	163,242
Cash and cash equivalents, end of period	$125,424	$(661)	$42,645	$—	$167,408

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

•	Our ability to derive benefits from acquisitions, and to successfully integrate these operations with the rest of our business;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto; and

•	The effect of future laws and regulations.
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

Overview

We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the LME, or other exchanges, regional delivery premiums and any value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate exceed 75% of our cost of goods sold; and

•	our production volume.

Results of Operations
The following discussion reflects our results of operations which includes the impact of partial production curtailments at our Hawesville and Mt. Holly smelters in 2016.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
NET SALES:
Related parties	$290,283	$513,681	$570,660	$1,089,410
Third-party customers	36,471	9,810	74,948	21,992
Total net sales	$326,754	$523,491	$645,608	$1,111,402
Gross profit	$5,582	$8,342	$2,530	$102,437
Net income (loss)	$(9,515)	$(33,897)	$(25,678)	$39,882
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$(0.39)	$(0.29)	$0.42
Diluted	(0.11)	(0.39)	(0.29)	0.41

SHIPMENTS - PRIMARY ALUMINUM

	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2016
2nd Quarter	106,974	$204,173	54,968	$92,707	23,625	$27,944
1st Quarter	105,089	194,826	55,030	92,151	22,500	26,115
Total	212,063	$398,999	109,998	$184,858	46,125	$54,059

2015
2nd Quarter	157,373	$371,898	50,056	$110,083	26,521	$37,858
1st Quarter	169,306	421,141	45,967	112,662	29,985	46,617
Total	326,679	$793,039	96,023	$222,745	56,506	$84,475

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2016	2015	$ Difference	% Difference
Three months ended June 30,	$326.8	$523.5	$(196.7)	(37.6)%
Six months ended June 30,	$645.6	$1,111.4	$(465.8)	(41.9)%

During the three months ended June 30, 2016, lower shipment volumes resulting from production curtailments announced in 2015 had a negative sales impact of $112.1 million while lower price realization had a negative impact on net sales of $84.6 million. During the six months ended June 30, 2016, the decrease in net sales was primarily due to a decrease in shipment volumes due to curtailments in production announced in 2015 which had a negative net sales impact of $261.2 million. In addition, lower price realization of $204.6 million had a negative impact on net sales.

Gross profit (loss) (in millions)	2016	2015	$ Difference	% Difference
Three months ended June 30,	$5.6	$8.3	$(2.7)	(32.5)%
Six months ended June 30,	$2.5	$102.4	$(99.9)	(97.6)%
During the three months ended June 30, 2016, gross profit was negatively impacted by a lower price realization of $84.6 million, reduced shipment volume of $6.5 million and increased depreciation of $2.3 million, partially offset by favorable alumina pricing of $43.7 million, favorable power prices of $8.0 million, favorable plant operating results of $6.5 million and the impact of the labor disruption at our Hawesville smelter in 2015 of $11.7 million.

During the six months ended June 30, 2016, gross profit decreased compared to the same period in 2015 primarily due to lower price realization of $204.6 million, decreased shipment volume of $19.7 million and increased depreciation expense of $4.8 million. These factors were partially offset by favorable alumina pricing of $62.3 million, favorable power prices of $21.7 million, favorable plant operating results of $6.9 million and the impact of the labor disruption at Hawesville in 2015 of $11.7 million.

Due to the nature of our business, our inventory values are subject to fluctuations in market value and these fluctuations can have a significant impact on cost of goods sold and gross profit in any period. On average, our inventory turns eight times within a year and reductions in value below cost basis at the end of a period are the basis for inventory as it turns in subsequent periods.

As of June 30, 2016 the market value of our inventory was below its cost basis and we recorded a lower of cost or market ("LCM") valuation adjustment of $4.9 million as a charge to cost of goods sold for the three months ended June 30, 2016. During the three months ended March 31, 2016, inventory with a $5.8 million LCM adjustment was consumed into cost of goods sold at the lower basis. As of March 31, 2015, the market value of our inventory was above its cost basis resulting in no

LCM valuation adjustments. As of June 30, 2015, the market value of our inventory was below its cost basis, resulting in an LCM valuation adjustment and a charge to cost of goods sold of $25.7 million for the three months ended June 30, 2015. The net impact of those market valuation adjustments on the 2016 and 2015 comparative results is an increase in gross profit of $20.8 million for the three month period and an increase in gross profit of $26.6 million for the six month period.

Selling, general and administrative expenses (in millions)	2016	2015	$ Difference	% Difference
Three months ended June 30,	$9.9	$10.0	$(0.1)	(1.0)%
Six months ended June 30,	$19.6	$22.0	$(2.4)	(10.9)%
For the six months ended June 30, 2016, selling, general and administrative expenses decreased compared to the same period last year primarily due to decreases in headcount and associated employee benefits for 2016 and charges in 2015 related to the separation of a former senior executive.

Ravenswood impairment (in millions)	2016	2015	$ Difference	% Difference
Three months ended June 30,	$—	$30.9	$(30.9)	(100.0)%
Six months ended June 30,	$—	$30.9	$(30.9)	(100.0)%
At June 30, 2015, we recorded an impairment charge of $30.9 million related to Ravenswood. See Note 3 Ravenswood impairment to the consolidated financial statements included herein for additional information.

Unrealized gain on fair value of contingent consideration (in millions)	2016	2015	$ Difference	% Difference
Three months ended June 30,	$—	$10.3	$(10.3)	(100.0)%
Six months ended June 30,	$—	$16.8	$(16.8)	(100.0)%
For the three and six months ended June 30, 2015, we recorded unrealized gains of $10.3 and $16.8 million, respectively, on the fair value of contingent consideration related to our acquisition of Mt. Holly. The contingent consideration was settled in March 2016 resulting in Alcoa paying us $12.5 million. See Note 4 Business acquisitions to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2016	2015	$ Difference	% Difference
Three months ended June 30,	$0.3	$(5.1)	$5.4	105.9%
Six months ended June 30,	$2.4	$(14.4)	$16.8	116.7%
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period differences in income tax expense are primarily due to the change in earnings at our foreign entities that are not subject to a valuation allowance while the entities that are subject to a valuation allowance are unable to recognize a tax benefit for their losses. See Note 8 Income taxes to the consolidated financial statements included herein for additional information.

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
Available Cash
Our consolidated cash and cash equivalents balance at June 30, 2016 was $129.4 million compared to $115.4 million at December 31, 2015.
Sources and Uses of Cash
Our statements of cash flows for the six months ended June 30, 2016 and 2015 are summarized below:

	Six months ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$23,603	$60,841
Net cash used in investing activities	(9,612)	(20,323)
Net cash used in financing activities	—	(36,352)
Change in cash and cash equivalents	$13,991	$4,166
Net cash provided by operating activities for the six months ended June 30, 2016 was $23.6 million, compared to $60.8 million for the six months ended June 30, 2015. The decrease in cash provided by operating activities was primarily due to the $65.6 million decrease in net income offset by the one-time contribution to the Mt. Holly pension plan in 2015 of $34.6 million and the settlement of the contingent earn-out relating to the Mt. Holly acquisition of $12.5 million in 2016. The remaining decrease resulted from non-cash operating activities that were partially offset by improvements in working capital.
Net cash used in investing activities for the six months ended June 30, 2016 was $9.6 million, compared to $20.3 million for the six months ended June 30, 2015. The decrease in cash used in investing activities was primarily due to reductions in capital expenditures of $23.6 million in 2016 partially offset by $11.3 million in proceeds received from Alcoa in April 2015 related to the Mt. Holly acquisition.
Net cash used in financing activities for the six months ended June 30, 2016 was zero, compared to $36.4 million for the six months ended June 30, 2015. The change was due to repurchases of common stock of $36.4 million in the first half of 2015. We have not repurchased any additional stock since April 2015.
Availability Under Our Credit Facilities
We and certain of our direct and indirect subsidiaries are party to a senior secured revolving credit facility for our U.S. operations, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150 million in the aggregate, including up to $110 million under a letter of credit sub-facility. We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50 million revolving credit facility, dated November 27, 2013. Our U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2018.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. As of June 30, 2016, our credit facilities had $89.0 million of net availability, after consideration of our outstanding letters of credit. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the six months ended June 30, 2016 were insignificant.

As of June 30, 2016, we had $54.0 million of letters of credit outstanding under our U.S. revolving credit facility with 64% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. As of June 30, 2016, our fixed charge coverage ratio was less than 1.1 to 1.0; however, our availability under the U.S. credit facility was $39.0 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a certain minimum equity ratio. As of June 30, 2016, we were in compliance with all such covenants.
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
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of June 30, 2016, the principal and accrued interest for the E.ON contingent obligation was $20.0 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2016 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in March 2015 and $6.7 million in 2013. We did not make any contributions during 2014 and 2016. The remaining contributions under this agreement are approximately $9.6 million.
In addition to the contributions required pursuant to the PBGC settlement, during 2016 we expect to make aggregate contributions of $1.8 million to our qualified defined benefit plans and an unqualified supplemental executive retirement benefits plan. Through June 30, 2016, we made contributions of $0.9 million.

Other items
During 2015, we paid Icelandic withholding taxes on intercompany dividends of approximately $8.4 million. We anticipate these payments will be refunded in November 2016. The withholding taxes and associated refunds are payable in Icelandic Krona ("ISK") and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In 2011, our Board of Directors approved a $60 million common stock repurchase program which was expanded in 2015 to $130 million. Through June 30, 2016, we expended $86.3 million under the program and repurchased 7.2 million common shares. There have been no share repurchases since April 2015 and as of June 30, 2016, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital expenditures for the six months ended June 30, 2016 were $7.7 million. We estimate our total capital spending in 2016 will be approximately $20 to $25 million, primarily related to our ongoing maintenance and investment projects at our smelters.
We have made and may continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We cannot, at this time, predict when the restart of major construction activity will occur.
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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements. Under the market-based power agreements, EDF and Kenergy purchase market-based electrical power on the open market and pass it through to Hawesville and Sebree at MISO pricing, plus transmission and other costs incurred by them. Mt. Holly also purchases 75% of its power requirements at market prices that are tied to natural gas prices.
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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and the Chinese yuan.  We have deposits denominated in ISK in Icelandic banks; in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s net income. We may incur additional capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  Upon a restart of major construction for the Helguvik project, we have forecasted that a significant portion of the capital expenditures would be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
From time to time, we enter into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods in order to manage our exposure to foreign currency risk.
Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. Certain of our alumina contracts, as well as certain of Grundartangi’s electrical power contracts, are indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at June 30, 2016, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.
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
During the second quarter of 2016, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for metals, minerals, oil and oil products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $253 million for the quarter ended June 30, 2016. The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate that the net profit attributable to the contracts would not exceed a small fraction of the gross revenue from such contracts. It is not possible to determine accurately the precise net profit attributable to such contracts.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	August 5, 2016	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2016	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)