Form 10-Q
period 2016-09-30
CENTURY ALUMINUM CO
filed 2016-11-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
☐ Yes ☒ No

The registrant had 87,075,587 shares of common stock outstanding at October 31, 2016.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
NET SALES:
Related parties	$301,111	$428,018	$871,771	$1,517,428
Third-party customers	32,539	26,522	107,487	48,514
Total net sales	333,650	454,540	979,258	1,565,942
Cost of goods sold	351,262	496,963	995,357	1,505,928
Gross profit (loss)	(17,612)	(42,423)	(16,099)	60,014
Selling, general and administrative expenses	9,733	11,566	29,303	33,549
Ravenswood charges	26,830	—	26,830	30,850
Other operating expense - net	878	1,537	2,337	6,217
Operating loss	(55,053)	(55,526)	(74,569)	(10,602)
Interest expense	(5,531)	(5,418)	(16,521)	(16,542)
Interest income	190	45	475	248
Net gain on forward and derivative contracts	1,275	285	2,998	1,204
Unrealized gain on fair value of contingent consideration	—	1,523	—	18,337
Other income (expense) - net	(157)	114	(462)	1,261
Loss before income taxes and equity in earnings of joint ventures	(59,276)	(58,977)	(88,079)	(6,094)
Income tax benefit (expense)	848	2,161	3,237	(12,205)
Loss before equity in earnings of joint ventures	(58,428)	(56,816)	(84,842)	(18,299)
Equity in earnings of joint ventures	155	704	891	2,069
Net loss	$(58,273)	$(56,112)	$(83,951)	$(16,230)

Net loss allocated to common stockholders	$(58,273)	$(56,112)	$(83,951)	$(16,230)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.67)	$(0.65)	$(0.96)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	87,076	86,907	87,059	87,524

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Comprehensive loss:
Net loss	$(58,273)	$(56,112)	$(83,951)	$(16,230)
Other comprehensive income (loss) before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(46)	(46)	(139)	(139)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	(4,115)	—	12,145
Prior service benefit arising during the period	—	—	—	1,782
Amortization of prior service benefit during the period	(667)	(979)	(2,001)	(2,846)
Amortization of net loss during the period	1,919	1,899	5,758	6,022
Other comprehensive income (loss) before income tax effect	1,206	(3,241)	3,618	16,964
Income tax effect	(382)	(383)	(1,147)	(1,148)
Other comprehensive income (loss)	824	(3,624)	2,471	15,816
Total comprehensive loss	$(57,449)	$(59,736)	$(81,480)	$(414)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$117,593	$115,393
Restricted cash	1,046	791
Accounts receivable - net	11,187	9,475
Due from affiliates	14,271	17,417
Inventories	233,288	231,872
Prepaid and other current assets	31,828	42,412
Assets held for sale	23,239	30,697
Total current assets	432,452	448,057
Property, plant and equipment - net	1,185,101	1,232,256
Other assets	71,163	72,155
TOTAL	$1,688,716	$1,752,468
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$85,314	$90,489
Due to affiliates	13,105	10,045
Accrued and other current liabilities	59,382	48,822
Accrued employee benefits costs	9,284	10,148
Industrial revenue bonds	7,815	7,815
Total current liabilities	174,900	167,319
Senior notes payable	247,590	247,278
Accrued pension benefits costs - less current portion	42,433	43,999
Accrued postretirement benefits costs - less current portion	125,490	125,999
Other liabilities	72,330	53,009
Deferred taxes	88,449	96,994
Total noncurrent liabilities	576,292	567,279
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	1	1
Common stock (Note 7)	942	942
Additional paid-in capital	2,514,765	2,513,631
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(110,179)	(112,650)
Accumulated deficit	(1,381,729)	(1,297,778)
Total shareholders’ equity	937,524	1,017,870
TOTAL	$1,688,716	$1,752,468

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,951)	$(16,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized gain on fair value of contingent consideration	—	(18,337)
Unrealized gain on E.ON contingent obligation	(1,059)	(1,059)
Lower of cost or market inventory adjustment	1,499	31,013
Depreciation and amortization	63,306	55,815
Ravenswood impairment	3,830	30,850
Pension and other postretirement benefits	1,682	(298)
Deferred income taxes	(8,520)	1,215
Stock-based compensation	1,134	1,381
Equity in earnings of joint ventures	(891)	(2,069)
Change in operating assets and liabilities:
Accounts receivable - net	(1,712)	69,055
Due from affiliates	3,146	2,406
Inventories	(1,265)	(46,392)
Prepaid and other current assets	9,016	3,435
Accounts payable, trade	(5,028)	(43,485)
Due to affiliates	4,628	11,395
Accrued and other current liabilities	4,769	(8,418)
Pension contribution - Mt. Holly	—	(34,595)
Ravenswood retiree legal settlement	23,000	—
Other - net	1,998	(3,173)
Net cash provided by operating activities	15,582	32,509
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,127)	(47,595)
Purchase of remaining interest in Mt. Holly smelter	—	11,313
Restricted and other cash deposits	(255)	(141)
Net cash used in investing activities	(13,382)	(36,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	900	1,414
Repayments under revolving credit facilities	(900)	(1,414)
Repurchase of common stock	—	(36,352)
Net cash used in financing activities	—	(36,352)
CHANGE IN CASH AND CASH EQUIVALENTS	2,200	(40,266)
Cash and cash equivalents, beginning of period	115,393	163,242
Cash and cash equivalents, end of period	$117,593	$122,976

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2016 and 2015
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Related party transactions
Our significant related party transactions occurring during the three and nine months ended September 30, 2016 and 2015 are described below. We believe that all of the transactions with our related parties were at prices that approximate market.
Glencore ownership
As of September 30, 2016, Glencore plc and its affiliates (together "Glencore") owned 42.9% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock resulting in 47.5% ownership in Century Aluminum.
Sales to Glencore
We are party to an agreement with Glencore pursuant to which we agreed to sell, and Glencore agreed to purchase, substantially all of our primary aluminum production in North America for 2015 and 2016 on a take-or-pay basis at prices determined by reference to the Midwest Transaction Price plus additional negotiated product premiums. The current term of the agreement continues through December 31, 2016. In addition, we have agreed to sell approximately 24,500 tonnes of molten aluminum to Glencore during 2017 at prices based on the Midwest Transaction Price.
We sell primary aluminum produced at our Grundartangi, Iceland smelter ("Grundartangi") under a long-term sales contract through 2017 with Glencore at prices based on the London Metal Exchange ("LME") price for primary aluminum plus the European Duty Paid premium and any applicable product premiums. We also received tolling fees from Glencore under a tolling agreement that provided for delivery of primary aluminum produced at our Grundartangi facility through June 2016. The fee paid by Glencore under this tolling agreement was based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
Glencore purchases the aluminum we produce for resale.
Purchases from Glencore
We purchase alumina from Glencore under a long-term supply agreement and on a spot basis. Pursuant to our current agreement, Glencore has agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum. In 2015 and 2016, upon mutual agreement, all of our purchases from Glencore under this agreement were priced based on a published alumina index.
Financial contracts with Glencore
During 2016, we entered into certain financial contracts with Glencore. Refer to Note 15 Derivative instruments to the consolidated financial statements included herein. Settlements of financial contracts with Glencore are not material to the consolidated financial statements for all periods presented.

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
Summary
A summary of the aforementioned significant related party transactions for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales to Glencore	$301,111	$428,018	$871,771	$1,517,428
Purchases from Glencore	62,317	86,664	156,507	328,120
Purchases from BHH	2,568	13,515	7,666	41,768

3.	Ravenswood impairment

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

At June 30, 2015, we recorded an impairment charge of $30,850 related to Ravenswood. Based on a tentative agreement for the sale of the assets, we recorded an additional impairment charge of $3,830, included in Ravenswood charges in the consolidated statements of operations for the quarter ended September 30, 2016.

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
We received payments from Alcoa of $12,500 in settlement of the contingent consideration in March 2016, $11,313 for economic and working capital adjustments in April 2015 and $2,400 at closing which was primarily for post-employment benefits.
We recognized gains on contingent consideration of $1,523 and $18,337, respectively, during the three and nine month periods ended September 30, 2015.
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

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Forward sales contracts	2	Quoted LME forward market
Fixed for floating swaps	3	Quoted LME forward market, management's estimates of future U.S. Midwest premium
E.ON contingent obligation	3	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations

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

Recurring Fair Value Measurements	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$104,730	$—	$—	$104,730
Trust assets	3,664	—	—	3,664
Surety bonds	1,874	—	—	1,874
Derivative contracts	—	330	574	904
TOTAL	$110,268	$330	$574	$111,172

LIABILITIES:
E.ON contingent obligation - net	$—	$—	$—	$—
Derivative contracts	—	—	574	574
TOTAL	$—	$—	$574	$574

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$102,675	$—	$—	$102,675
Trust assets	5,226	—	—	5,226
Surety bonds	1,870	—	—	1,870
TOTAL	$109,771	$—	$—	$109,771
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

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
In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on loss per share. In periods when we report net income, certain share-based compensation awards may be excluded from the calculation of diluted EPS if the exercise price was greater than the average market price of the underlying common stock.
The following table shows the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,
	2016			2015
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(58,273)			$(56,112)
Amount allocated to common stockholders	100.00%			100.00%
Basic and diluted EPS:
Net loss allocated to common stockholders	$(58,273)	87,076	$(0.67)	$(56,112)	86,907	$(0.65)

	For the nine months ended September 30,
	2016			2015
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net loss	$(83,951)			$(16,230)
Amount allocated to common stockholders	100.00%			100.00%
Basic and diluted EPS:
Net loss allocated to common stockholders	$(83,951)	87,059	$(0.96)	$(16,230)	87,524	$(0.19)

Securities excluded from the calculation of diluted EPS:	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Stock options	372,569	317,266	391,375	327,599
Service-based share awards	1,449,520	646,128	1,157,077	599,001

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

7.	Shareholders’ equity
Common Stock
As of September 30, 2016 and December 31, 2015, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 94,262,108 shares were issued and 87,075,587 shares were outstanding at September 30, 2016; 94,224,571 shares were issued and 87,038,050 shares were outstanding at December 31, 2015.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Stock Repurchase Program
In 2011, our Board of Directors approved a $60,000 common stock repurchase program which was expanded in 2015 to $130,000. Through December 31, 2015 we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. We have made no share repurchases since April 2015 and we have $43,724 remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Preferred Stock
As of September 30, 2016 and December 31, 2015 we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock, all of which are held by Glencore, and at September 30, 2016 and December 31, 2015, 76,378 and 76,539 shares were outstanding, respectively. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common for each share of preferred stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the nine months ended September 30, 2016 and 2015.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2015	76,539	7,186,521	87,038,050
Conversion of convertible preferred stock	(161)	—	16,109
Issuance for share-based compensation plans	—	—	21,428
Ending balance as of September 30, 2016	76,378	7,186,521	87,075,587

Beginning balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	2,400,000	(2,400,000)
Conversion of convertible preferred stock	(1,146)	—	114,524
Issuance for share-based compensation plans	—	—	152,597
Ending balance as of September 30, 2015	76,995	7,186,521	86,931,703

8.	Income taxes
We recorded an income tax benefit for the three and nine months ended September 30, 2016 of $848 and $3,237, respectively, which primarily consisted of foreign income taxes.
We recorded an income tax benefit for the three months ended September 30, 2015 of $2,161 and income tax expense of $12,205 for the nine months ended September 30, 2015 which primarily consisted of foreign and state income taxes.
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
As of September 30, 2016, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

9.	Inventories

Inventories consist of the following:
	September 30, 2016	December 31, 2015
Raw materials	$65,947	$52,121
Work-in-process	32,679	34,025
Finished goods	20,052	15,988
Operating and other supplies	114,610	129,738
Total inventories	$233,288	$231,872
Inventories are stated at the lower of cost or market using the first-in, first-out method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

10.	Debt

	September 30, 2016	December 31, 2015
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,410 and $2,722, respectively, interest payable semiannually	247,590	247,278
Total	$255,405	$255,093

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2016 was 1.04%.

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
Status of our U.S. revolving credit facility:

September 30, 2016
Credit facility maximum amount	$150,000
Borrowing availability	88,385
Outstanding letters of credit issued	47,941
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	40,444
Iceland Revolving Credit Facility
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50,000 revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). The Iceland revolving credit facility expires on November 27, 2018. The availability of funds under the Iceland revolving credit facility is limited by a specified borrowing base consisting of inventory and accounts receivable of Grundartangi.
Status of our Iceland revolving credit facility:

September 30, 2016
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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $230,783 and $169,220, as of September 30, 2016 and December 31, 2015, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,519 and $1,112 at September 30, 2016 and December 31, 2015, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. Costs for ongoing environmental compliance, including maintenance and monitoring are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Through September 30, 2016, we have expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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
As of the date of this filing, we believe we have reached a tentative agreement to settle these actions, subject to entering into a definitive written settlement agreement among the parties and obtaining court approval after notice to the class. For the quarter ended September 30, 2016, we recognized a $23,000 liability in the consolidated balance sheets with a corresponding expense included in Ravenswood charges in the consolidated statements of operations associated with this settlement. The tentative agreement currently anticipates that a $5,000 payment would be made upon the court's final approval of the settlement agreement and $2,000 annually thereafter for nine years.
PBGC Settlement
In April 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1,100 in March 2015 and $6,700 in 2013. We did not make any contributions during 2014 and have not made any contributions through September 30, 2016. The remaining contributions under this agreement are approximately $9,600.
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
Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a standard cost-based industrial rate and 75% of the Mt. Holly load is sourced from a third party supplier from generation that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2018. The current third party supply contract has a term through December 31, 2017. Both of these agreements may be terminated by Mt. Holly on 60 days' notice.
Grundartangi
Grundartangi has power purchase agreements for approximately 525 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter.  These power purchase agreements, which will expire on various dates from 2019 through 2036 (subject to extension), provide power at LME-based variable rates.  Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Grundartangi recently reached an agreement with Landsvirkjun for an extension of the 161MW power contract that would have expired in October 2019. Under the terms of the extension, Landsvirkjun will continue to supply 161MW of power to Grundartangi from November 1, 2019 through December 31, 2023. Under the terms of the extension, Grundartangi will continue to pay LME-based variable rates through October 2019 and will pay rates linked to the Nord Pool power market thereafter.
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
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Ravenswood facilities are represented by labor unions, representing 64% of our total workforce.
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

12.	Components of accumulated other comprehensive loss

	September 30, 2016	December 31, 2015
Defined benefit plan liabilities	$(118,153)	$(121,910)
Unrealized loss on financial instruments	(1,574)	(1,435)
Other comprehensive loss before income tax effect	(119,727)	(123,345)
Income tax effect (1)	9,548	10,695
Accumulated other comprehensive loss	$(110,179)	$(112,650)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2016	December 31, 2015
Defined benefit plan liabilities	$10,071	$11,243
Unrealized loss on financial instruments	(523)	(548)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized loss on financial instruments	Total, net of tax
Balance, July 1, 2016	$(108,944)	$(2,059)	$(111,003)
Net amount reclassified to net loss	862	(38)	824
Balance, September 30, 2016	$(108,082)	$(2,097)	$(110,179)

Balance, July 1, 2015	$(96,335)	$(1,907)	$(98,242)
Other comprehensive income before reclassifications (1)	(4,114)	—	(4,114)
Net amount reclassified to net loss	529	(39)	490
Balance, September 30, 2015	$(99,920)	$(1,946)	$(101,866)

Balance, December 31, 2015	$(110,667)	$(1,983)	$(112,650)
Net amount reclassified to net loss	2,585	(114)	2,471
Balance, September 30, 2016	$(108,082)	$(2,097)	$(110,179)

Balance, December 31, 2014	$(115,852)	$(1,830)	$(117,682)
Other comprehensive income before reclassifications (1)	13,928	—	13,928
Net amount reclassified to net income	2,004	(116)	1,888
Balance, September 30, 2015	$(99,920)	$(1,946)	$(101,866)

(1) The gain in other comprehensive income before reclassifications was due to a plan remeasurement related to labor negotiations, census and other actuarial adjustments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		For the three months ended September 30,		For the nine months ended September 30,
AOCL Components	Location	2016	2015	2016	2015
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$777	$669	$2,332	$2,422
	Selling, general and administrative expenses	125	252	375	755
	Other operating expense, net	350	—	1,050	—
	Income tax expense	(390)	(392)	(1,172)	(1,173)
	Net of tax	$862	$529	$2,585	$2,004

Unrealized loss on financial instruments	Cost of goods sold	$(46)	$(47)	$(139)	$(140)
	Income tax benefit	8	8	25	24
	Net of tax	$(38)	$(39)	$(114)	$(116)

13.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$1,270	$2,074	$3,810	$5,287
Interest cost	3,478	3,348	10,440	10,003
Expected return on plan assets	(4,813)	(5,262)	(14,445)	(16,025)
Amortization of prior service costs	28	28	84	83
Amortization of net loss	1,041	1,025	3,125	3,049
Curtailment	—	377	—	365
Net periodic benefit cost	$1,004	$1,590	$3,014	$2,762

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$330	$468	$990	$1,517
Interest cost	1,469	1,542	4,364	4,523
Amortization of prior service cost	(695)	(1,007)	(2,085)	(2,929)
Amortization of net loss	878	874	2,633	2,973
Net periodic benefit cost	$1,982	$1,877	$5,902	$6,084

Employer contributions
During the nine months ended September 30, 2016, we made contributions of $1,338 to the qualified defined benefit and unqualified supplemental executive retirement benefit ("SERB") plans that we sponsor.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

14.	Supplemental cash flow information

	Nine months ended September 30,
	2016	2015
Cash paid for:
Interest	$9,893	$9,396
Income taxes	10,245	13,921

15.	Derivative instruments
As a global producer of primary aluminum, our operating results and cash flows from operations are subject to risk of fluctuations in the market prices of primary aluminum. We enter into financial contracts from time to time to manage our exposure to such risk. As of September 30, 2016, we had entered into LME forward financial sales contracts with Glencore to fix the forward LME price of approximately 45,000 tonnes of primary aluminum (the “Forward Sales Contracts”). The Forward Sales Contracts settle monthly, on a ratable basis, through December 31, 2017. From time to time, we enter into financial contracts to offset fixed price sales arrangements with certain of our customers. As of September 30, 2016, we had entered into such arrangements with respect to approximately 8,200 tonnes of primary aluminum (the “fixed for floating swaps”). Fixed for floating swaps settle at various dates up to and including January 2018.
We record our financial contracts at fair value in prepaid and other current assets, due from/to affiliates, or other liabilities in the consolidated balance sheets. We value our derivative instruments using quoted market prices and other significant unobservable inputs. These derivatives are not designated as cash flow hedges. We recognize changes in fair value and settlements of these derivative instruments in net gain (loss) on forward and derivative contracts in the consolidated statements of operations as they occur.
Changes in fair value and settlements of these derivative instruments are not material to the consolidated financial statements for all periods presented.

16.	Condensed consolidating financial information
Our 2021 Notes are guaranteed by each of our material existing and future domestic subsidiaries (The "Guarantor Subsidiaries"), except for Nordural US LLC and Century Aluminum Development LLC.  The Guarantor Subsidiaries are 100% owned by Century.  All guarantees are full and unconditional; all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such foreign subsidiaries, Nordural US LLC and Century Aluminum Development LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating statements of comprehensive income (loss) for three and nine months ended September 30, 2016 and 2015, condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.  Although Century Aluminum West Virginia (which owns our curtailed Ravenswood smelter) has guaranteed our Notes due 2021, because we are in the process of selling substantially all of its assets, we have included its net assets, results of operations and cash flows in the columns under the caption Non-Guarantor Subsidiaries.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$170,947	$152,449	$(22,285)	$301,111
Third-party customers	—	32,795	11	(267)	32,539
Total net sales	—	203,742	152,460	(22,552)	333,650
Cost of goods sold	—	231,082	141,957	(21,777)	351,262
Gross profit (loss)	—	(27,340)	10,503	(775)	(17,612)
Selling, general and administrative expenses	9,517	—	216	—	9,733
Ravenswood charges	—	—	26,830	—	26,830
Other operating expense - net	—	—	878	—	878
Operating loss	(9,517)	(27,340)	(17,421)	(775)	(55,053)
Interest expense - third parties	(5,101)	(385)	(45)	—	(5,531)
Interest income (expense) - affiliates	9,947	2,059	(12,006)	—	—
Interest income - third parties	33	—	157	—	190
Net gain on forward and derivative contracts	—	1,275	—	—	1,275
Other income (expense) - net	48	14	(219)	—	(157)
Loss before income taxes and equity in earnings (loss) of joint ventures	(4,590)	(24,377)	(29,534)	(775)	(59,276)
Income tax effect	(877)	—	1,725	—	848
Loss before equity in earnings (loss) of joint ventures	(5,467)	(24,377)	(27,809)	(775)	(58,428)
Equity in earnings (loss) of joint ventures	(52,806)	—	155	52,806	155
Net income (loss)	$(58,273)	$(24,377)	$(27,654)	$52,031	$(58,273)
Other comprehensive income (loss) before income tax effect	1,206	777	303	(1,080)	1,206
Income tax effect	(382)	—	8	(8)	(382)
Other comprehensive income (loss)	824	777	311	(1,088)	824
Total comprehensive income (loss)	$(57,449)	$(23,600)	$(27,343)	$50,943	$(57,449)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$14,136	$284,891	$156,167	$(27,176)	$428,018
Third-party customers	—	26,728	18	(224)	26,522
Total net sales	14,136	311,619	156,185	(27,400)	454,540
Cost of goods sold	—	359,072	148,949	(11,058)	496,963
Gross profit (loss)	14,136	(47,453)	7,236	(16,342)	(42,423)
Selling, general and administrative expenses	10,375	59	1,132	—	11,566
Ravenswood charges	—	—	—	—	—
Other operating expense - net	—	—	1,537	—	1,537
Operating income (loss)	3,761	(47,512)	4,567	(16,342)	(55,526)
Interest expense - third parties	(4,980)	(391)	(47)	—	(5,418)
Interest income (expense) - affiliates	9,163	1,901	(11,064)	—	—
Interest income - third parties	15	—	30	—	45
Net gain (loss) on forward and derivative contracts	(177)	353	109	—	285
Unrealized gain on fair value of contingent consideration	—	1,523	—	—	1,523
Other income (expense) - net	164	92	(142)	—	114
Income (loss) before income taxes and equity in earnings of joint ventures	7,946	(44,034)	(6,547)	(16,342)	(58,977)
Income tax effect	2,030	—	(32)	163	2,161
Income (loss) before equity in earnings of joint ventures	9,976	(44,034)	(6,579)	(16,179)	(56,816)
Equity in earnings of joint ventures	(66,088)	—	704	66,088	704
Net income (loss)	$(56,112)	$(44,034)	$(5,875)	$49,909	$(56,112)
Other comprehensive income (loss) before income tax effect	(3,241)	212	(4,826)	4,614	(3,241)
Income tax effect	(383)	—	8	(8)	(383)
Other comprehensive income (loss)	(3,624)	212	(4,818)	4,606	(3,624)
Total comprehensive income (loss)	$(59,736)	$(43,822)	$(10,693)	$54,515	$(59,736)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$502,707	$438,660	$(69,596)	$871,771
Third-party customers	—	107,725	29	(267)	107,487
Total net sales	—	610,432	438,689	(69,863)	979,258
Cost of goods sold	—	653,258	411,651	(69,552)	995,357
Gross profit (loss)	—	(42,826)	27,038	(311)	(16,099)
Selling, general and administrative expenses	26,077	—	3,226	—	29,303
Ravenswood charges	—	—	26,830	—	26,830
Other operating expense - net	—	—	2,337	—	2,337
Operating loss	(26,077)	(42,826)	(5,355)	(311)	(74,569)
Interest expense - third parties	(15,236)	(1,150)	(135)	—	(16,521)
Interest income (expense) - affiliates	29,222	6,013	(35,235)	—	—
Interest income - third parties	108	9	358	—	475
Net gain on forward and derivative contracts	—	2,998	—	—	2,998
Other income (expense) - net	682	29	(1,173)	—	(462)
Loss before income taxes and equity in earnings (loss) of joint ventures	(11,301)	(34,927)	(41,540)	(311)	(88,079)
Income tax effect	591	—	2,646	—	3,237
Loss before equity in earnings (loss) of joint ventures	(10,710)	(34,927)	(38,894)	(311)	(84,842)
Equity in earnings (loss) of joint ventures	(73,241)	—	891	73,241	891
Net income (loss)	$(83,951)	$(34,927)	$(38,003)	$72,930	$(83,951)
Other comprehensive income before income tax effect	3,618	2,332	910	(3,242)	3,618
Income tax effect	(1,147)	—	25	(25)	(1,147)
Other comprehensive income (loss)	2,471	2,332	935	(3,267)	2,471
Total comprehensive income (loss)	$(81,480)	$(32,595)	$(37,068)	$69,663	$(81,480)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$14,136	$1,052,963	$491,946	$(41,617)	$1,517,428
Third-party customers	—	48,702	36	(224)	48,514
Total net sales	14,136	1,101,665	491,982	(41,841)	1,565,942
Cost of goods sold	—	1,107,955	426,441	(28,468)	1,505,928
Gross profit	14,136	(6,290)	65,541	(13,373)	60,014
Selling, general and administrative expenses	30,743	(115)	2,921	—	33,549
Ravenswood charges	—	—	30,850	—	30,850
Other operating expense - net	—	—	6,217	—	6,217
Operating income (loss)	(16,607)	(6,175)	25,553	(13,373)	(10,602)
Interest expense - third parties	(15,217)	(1,186)	(139)	—	(16,542)
Interest income (expense) - affiliates	28,242	5,531	(33,773)	—	—
Interest income - third parties	48	4	196	—	248
Net gain on forward and derivative contracts	—	1,059	145	—	1,204
Unrealized gain on fair value of contingent consideration	—	18,337	—	—	18,337
Other income (expense) - net	1,083	(97)	2,005	(1,730)	1,261
Income (loss) before income taxes and equity in earnings of joint ventures	(2,451)	17,473	(6,013)	(15,103)	(6,094)
Income tax effect	(1,158)	—	(11,047)	—	(12,205)
Income (loss) before equity in earnings of joint ventures	(3,609)	17,473	(17,060)	(15,103)	(18,299)
Equity in earnings of joint ventures	(12,621)	—	2,069	12,621	2,069
Net income (loss)	$(16,230)	$17,473	$(14,991)	$(2,482)	$(16,230)
Other comprehensive income before income tax effect	16,964	13,034	(2,866)	(10,168)	16,964
Income tax effect	(1,148)	—	25	(25)	(1,148)
Other comprehensive income (loss)	15,816	13,034	(2,841)	(10,193)	15,816
Total comprehensive income (loss)	$(414)	$30,507	$(17,832)	$(12,675)	$(414)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$37,605	$(125)	$80,113	$—	$117,593
Restricted cash	—	790	256	—	1,046
Accounts receivable - net	168	10,737	282	—	11,187
Due from affiliates	353	13,918	—	—	14,271
Inventories	180	138,287	97,658	(2,837)	233,288
Prepaid and other current assets	7,265	4,231	20,332	—	31,828
Assets held for sale	—	—	23,239	—	23,239
Total current assets	45,571	167,838	221,880	(2,837)	432,452
Property, plant and equipment - net	8,275	335,202	841,624	—	1,185,101
Investment in subsidiaries	523,942	—	—	(523,942)	—
Due from affiliates - less current portion	647,844	3,706	—	(651,550)	—
Other assets	28,513	18,272	16,960	7,418	71,163
TOTAL	$1,254,145	$525,018	$1,080,464	$(1,170,911)	$1,688,716

Accounts payable, trade	$1,431	$49,749	$34,134	$—	$85,314
Due to affiliates	574	8,679	787	3,065	13,105
Accrued and other current liabilities	17,929	16,459	24,994	—	59,382
Accrued employee benefits costs	1,066	7,558	660	—	9,284
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	21,000	90,260	60,575	3,065	174,900
Senior notes payable	247,590	—	—	—	247,590
Accrued pension benefits costs cost - less current portion	39,048	(10,919)	14,304	—	42,433
Accrued postretirement benefits costs - less current portion	5,161	118,724	1,605	—	125,490
Other liabilities	3,298	32,143	29,471	7,418	72,330
Intercompany loan	—	27,995	628,931	(656,926)	—
Deferred taxes	—	—	88,449	—	88,449
Total noncurrent liabilities	295,097	167,943	762,760	(649,508)	576,292
Series A Preferred stock	1	—	—	—	1
Common stock	942	1	232,423	(232,424)	942
Additional paid-in capital	2,514,765	297,899	2,075,657	(2,373,556)	2,514,765
Treasury stock, at cost	(86,276)	—	—	—	(86,276)
Accumulated other comprehensive loss	(13,922)	(57,694)	(38,563)	—	(110,179)
Accumulated deficit	(1,477,462)	26,609	(2,012,388)	2,081,512	(1,381,729)
Total shareholder's equity	938,048	266,815	257,129	(524,468)	937,524
TOTAL	$1,254,145	$525,018	$1,080,464	$(1,170,911)	$1,688,716

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(20,816)	$23,044	$(2,631)	$15,985	$15,582
Purchase of property, plant and equipment	—	(4,252)	(8,875)	—	(13,127)
Restricted and other cash deposits	—	1	(256)	—	(255)
Net cash used in investing activities	—	(4,251)	(9,131)	—	(13,382)
Borrowings under revolving credit facilities	900	—	—	—	900
Repayments under revolving credit facilities	(900)	—	—	—	(900)
Intercompany transactions	—	(15,271)	31,256	(15,985)	—
Net cash provided by (used in) financing activities	—	(15,271)	31,256	(15,985)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(20,816)	3,522	19,494	—	2,200
Cash and cash equivalents, beginning of period	58,421	(3,647)	60,619	—	115,393
Cash and cash equivalents, end of period	$37,605	$(125)	$80,113	$—	$117,593

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$43,577	$6,535	$(197,950)	$180,347	$32,509
Purchase of property, plant and equipment	(3,513)	(23,555)	(20,087)	(440)	(47,595)
Purchase of remaining interest in Mt. Holly smelter	—	11,313	—	—	11,313
Restricted and other cash deposits	—	(155)	14	—	(141)
Net cash used in investing activities	(3,513)	(12,397)	(20,073)	(440)	(36,423)
Borrowings under revolving credit facilities	1,414	—	—	—	1,414
Repayments under revolving credit facilities	(1,414)	—	—	—	(1,414)
Repurchase of common stock	(36,352)	—	—	—	(36,352)
Intercompany transactions	—	6,433	173,474	(179,907)	—
Net cash provided by (used in) financing activities	(36,352)	6,433	173,474	(179,907)	(36,352)
CHANGE IN CASH AND CASH EQUIVALENTS	3,712	571	(44,549)	—	(40,266)
Cash and cash equivalents, beginning of period	70,683	(1,187)	93,746	—	163,242
Cash and cash equivalents, end of period	$74,395	$(616)	$49,197	$—	$122,976

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

Results of Operations
The following discussion for the three and nine months ended September 30, 2016 reflects the operations at Hawesville and Mt. Holly running at approximately 40% and 50% of full capacity, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
NET SALES:
Related parties	$301,111	$428,018	$871,771	$1,517,428
Third-party customers	32,539	26,522	107,487	48,514
Total net sales	$333,650	$454,540	$979,258	$1,565,942
Gross profit (loss)	$(17,612)	$(42,423)	$(16,099)	$60,014
Net loss	$(58,273)	$(56,112)	$(83,951)	$(16,230)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.67)	$(0.65)	$(0.96)	$(0.19)

SHIPMENTS - PRIMARY ALUMINUM

	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2016
3rd Quarter	106,890	$201,973	75,539	$130,177	—	$—
2nd Quarter	106,974	204,173	54,968	92,707	23,625	27,944
1st Quarter	105,089	194,826	55,030	92,151	22,500	26,115
Total	318,953	$600,972	185,537	$315,035	46,125	$54,059

2015

3rd Quarter	149,187	$304,948	60,939	$116,919	20,914	$26,226
2nd Quarter	157,373	371,898	50,056	110,083	26,521	37,858
1st Quarter	169,306	421,141	45,967	112,662	29,985	46,617
Total	475,866	$1,097,987	156,962	$339,664	77,420	$110,701

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2016	2015	$ Difference	% Difference
Three months ended September 30,	$333.7	$454.5	$(120.8)	(26.6)%
Nine months ended September 30,	$979.3	$1,565.9	$(586.6)	(37.5)%

During the three months ended September 30, 2016, lower shipment volumes resulting from production curtailments announced in 2015 partially offset by the shift from toll to direct sales at Grundartangi had a negative sales impact of $88.5 million while lower price realization had a negative impact on net sales of $32.3 million.

During the nine months ended September 30, 2016, lower shipment volumes resulting from production curtailments announced in 2015 partially offset by the shift from toll to direct sales at Grundartangi in the third quarter of 2016 had a negative sales impact of $350.7 million while lower price realization had a negative impact on net sales of $235.9 million.

Gross profit (loss) (in millions)	2016	2015	$ Difference	% Difference
Three months ended September 30,	$(17.6)	$(42.4)	$24.8	(58.5)%
Nine months ended September 30,	$(16.1)	$60.0	$(76.1)	(126.8)%
During the three months ended September 30, 2016, the improvement in gross profit was primarily due to favorable alumina pricing of $35.7 million and favorable plant operating results of $26.7 million partially offset by lower price realization of $32.3 million and unfavorable power prices of $8.2 million.

During the nine months ended September 30, 2016, gross profit decreased primarily due to lower price realization of $236.0 million, lower shipment volume of $19.0 million and increased depreciation expense of $5.6 million. These factors were partially offset by favorable alumina pricing of $98.1 million, favorable power prices of $13.1 million, favorable plant operating results of $30.7 million and the impact of the labor disruption at Hawesville in 2015 of $13.1 million.

Due to the nature of our business, our inventory values are subject to market price changes and these changes can have a significant impact on cost of goods sold and gross profit in any period. On average, our inventory turns eight times within a year and reductions in net realizable value below cost basis at the end of a period will have an impact on our cost of goods sold as this inventory is sold in subsequent periods.

As of September 30, 2016 the market value of our inventory was below its cost basis and we recorded a lower of cost or market ("LCM") valuation adjustment of $2.4 million as a charge to cost of goods sold for the three months ended September 30, 2016. During the nine months ended September 30, 2016, we recorded an LCM valuation adjustment of $1.5 million as a charge to costs of goods sold. For the three and nine months ended September 30, 2015, we recorded an LCM valuation adjustment and a charge to cost of goods sold of $5.3 million and $31.0 million, respectively. The net impact of those market valuation adjustments on the 2016 and 2015 comparative results is an increase in gross profit of $2.9 million for the three month period and an increase in gross profit of $29.5 million for the nine month period.

Selling, general and administrative expenses (in millions)	2016	2015	$ Difference	% Difference
Three months ended September 30,	$9.7	$11.6	$(1.9)	(16.4)%
Nine months ended September 30,	$29.3	$33.5	$(4.2)	(12.5)%
For the three and nine months ended September 30, 2016, selling, general and administrative expenses decreased compared to the same period last year primarily due to decreases in headcount and associated employee benefits.

Ravenswood charges (in millions)	2016	2015	$ Difference	% Difference
Three months ended September 30,	$26.8	$—	$26.8	N/A
Nine months ended September 30,	$26.8	$30.9	$(4.1)	(13.3)%
At June 30, 2015, we recorded an impairment charge of $30.9 million related to Ravenswood. At September 30, 2016, we recorded an additional impairment charge of $3.8 million and a $23.0 million charge related to a tentative agreement to settle the Ravenswood retiree medical class action lawsuit.  See Note 3 Ravenswood impairment and Note 11 Commitments and contingencies to the consolidated financial statements included herein for additional information.

Unrealized gain on fair value of contingent consideration (in millions)	2016	2015	$ Difference	% Difference
Three months ended September 30,	$—	$1.5	$(1.5)	(100.0)%
Nine months ended September 30,	$—	$18.3	$(18.3)	(100.0)%
For the three and nine months ended September 30, 2015, we recorded unrealized gains of $1.5 and $18.3 million, respectively, on the fair value of contingent consideration related to our acquisition of Mt. Holly. The contingent consideration was settled in March 2016 resulting in Alcoa paying us $12.5 million. See Note 4 Business acquisitions to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2016	2015	$ Difference	% Difference
Three months ended September 30,	$0.8	$2.2	$(1.4)	(63.6)%
Nine months ended September 30,	$3.2	$(12.2)	$15.4	126.2%
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
Available Cash
Our consolidated cash and cash equivalents balance at September 30, 2016 was $117.6 million compared to $115.4 million at December 31, 2015.
Sources and Uses of Cash
Our statements of cash flows for the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$15,582	$32,509
Net cash used in investing activities	(13,382)	(36,423)
Net cash used in financing activities	—	(36,352)
Change in cash and cash equivalents	$2,200	$(40,266)
Net cash provided by operating activities for the nine months ended September 30, 2016 was $15.6 million, compared to $32.5 million for the nine months ended September 30, 2015. The decrease in cash provided by operating activities was primarily due to the $67.7 million decrease in net income partially offset by the one-time contribution to the Mt. Holly pension plan in 2015 of $34.6 million and the receipt of the contingent earn-out relating to the Mt. Holly acquisition of $12.5 million in 2016. The remaining decrease resulted from non-cash operating activities that were partially offset by improvements in working capital.
Net cash used in investing activities for the nine months ended September 30, 2016 was $13.4 million, compared to $36.4 million for the nine months ended September 30, 2015. The decrease in cash used in investing activities was primarily due to reductions in capital expenditures of $34.4 million in 2016 partially offset by $11.3 million in proceeds received from Alcoa in April 2015 related to the Mt. Holly acquisition.
Net cash used in financing activities for the nine months ended September 30, 2016 was zero, compared to $36.4 million for the nine months ended September 30, 2015. The change was due to repurchases of common stock of $36.4 million in the first half of 2015. We have not repurchased any additional stock since April 2015.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. As of September 30, 2016, our credit facilities had $90.4 million of net availability, after consideration of our outstanding letters of credit. We borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the nine months ended September 30, 2016 were insignificant.
As of September 30, 2016, we had $47.9 million of letters of credit outstanding under our U.S. revolving credit facility with 65% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. As of September 30, 2016, our fixed charge coverage ratio was less than 1.1 to 1.0; however, our availability under the U.S. credit facility was $40.4 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a certain minimum equity ratio. As of September 30, 2016, we were in compliance with all such covenants.
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
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2016, the principal and accrued interest for the E.ON contingent obligation was $20.0 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2016 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.

Employee Benefit Plan Contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in 2015 and $6.7 million in 2013. We did not make any contributions during 2014 and for the nine months period ended September 30, 2016. The remaining contributions under this agreement are approximately $9.6 million.
In addition to the contributions required pursuant to the PBGC settlement, during 2016 we expect to make aggregate contributions of $1.8 million to our qualified defined benefit plans and an unqualified supplemental executive retirement benefits plan. Through September 30, 2016, we made contributions of $1.3 million.
Other items
During 2015, we paid Icelandic withholding taxes on intercompany dividends of approximately $8.4 million. We anticipate these payments will be refunded in November 2016. The withholding taxes and associated refunds are payable in Icelandic Krona ("ISK") and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In 2011, our Board of Directors approved a $60 million common stock repurchase program which was expanded in 2015 to $130 million. Through September 30, 2016, we expended $86.3 million under the program and repurchased 7.2 million common shares. There have been no share repurchases since April 2015 and as of September 30, 2016, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

As of the date of this filing, we believe we have reached a tentative agreement to settle the Ravenswood retiree medical class action lawsuit, subject to entering into a definitive written settlement agreement among the parties and obtaining approval of the court after notice to the class.  For the quarter ended September 30, 2016, we recognized a $23.0 million liability in the consolidated balance sheets with a corresponding expense included in Ravenswood charges in the consolidated statements of operations associated with this settlement. The tentative agreement currently anticipates that a $5.0 million payment would be made upon the court's final approval of the settlement agreement and $2.0 million annually thereafter for nine years. We expect to utilize cash flows from operations to fund the payments associated with this settlement.
In addition to the foregoing matter, we are also a defendant in several other actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any such litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 11 Commitments and contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures for the nine months ended September 30, 2016 were $13.1 million. We estimate our total capital spending in 2016 will be approximately $20.0 to $25.0 million, primarily related to our ongoing maintenance and investment projects at our smelters.
We have made and may continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation and other costs would be approximately $20 million, of which we currently have accrued liabilities of approximately $12 million. We are continuing to negotiate with the power suppliers to the project to, among other things, remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We cannot, at this time, predict when the restart of major construction activity will occur, if ever.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum. From time to time, we enter into primary aluminum forward financial contracts to manage our exposure to fluctuations in the price of primary aluminum and to offset fixed price sales arrangements with certain of our customers.  In addition, we manage our exposure to fluctuations in our costs by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.
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
Electrical Power Price Sensitivity

With the movement toward market-based power supply agreements, we have increased our electrical power price risk for our domestic operations due to fluctuations in the price of power available on the MISO market and the price of natural gas. Power represents our single largest operating cost, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our Hawesville, Sebree and Mt. Holly operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

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
The operations at Hawesville and Mt. Holly, however, are currently running at approximately 40% and 50% of full capacity, respectively.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at September 30, 2016, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.
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
During the third quarter of 2016, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals, oil and oil products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $334.5 million for the quarter ended September 30, 2016.
At the same time as providing this information to us, the non-U.S. Stockholder Affiliates amended the information that it provided us for the second quarter of 2016 to state that the gross revenue of the non-U.S. Stockholder Affiliates related to these contracts did not exceed the value of the USD $254 million for the second quarter of 2016 compared to the USD $253 million previously reported.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	November 8, 2016	By:	/s/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2016	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)