Form 10-K
period 2016-12-31
CENTURY ALUMINUM CO
filed 2017-03-14
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2016, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $313,000,000.  As of March 1, 2017, 87,256,897 shares of common stock of the registrant were issued and outstanding.
 Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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
Forward-looking statements in this Annual Report and in our other reports with the Securities and Exchange Commission (the "SEC"), for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The potential outcome of any trade claims to address excess capacity or unfair trade practices in the aluminum industry;

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•
Our business objectives, strategies and initiatives, including our ability to achieve expected production levels, productivity improvements or cost reductions, and our competitive position and prospects;

•	Our plans and expectations with respect to the future operation or potential curtailment of our U.S. assets, including our Hawesville, Mt. Holly and Sebree smelters;

•	Our plans and expectations with respect to the sale or other disposition of our 40% interest in BHH;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Our ability to access existing or future financing arrangements;

•	Our ability to repay debt in the future;

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

•
Future construction investment and development, including our ability to secure sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, timing, production capacity and sources of funding;

•	Our ability to derive benefit from acquisitions and to successfully integrate these operations with the rest of our business;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto; and

•	The effect of future laws and regulations.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and

i

events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking statements cautionary language contained in Item 1A Risk Factors in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and in other filings made with the SEC.  Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ii

PART I
Throughout this Annual Report on Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," the "Company," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Our primary aluminum facilities produce standard-grade and value-added primary aluminum products.  Our current annual primary production capacity is approximately 1,012,000 tonnes per year ("tpy"). We produced approximately 738,000 tonnes of primary aluminum in 2016.
In addition to our primary aluminum assets, we also own a carbon anode production facility located in the Netherlands ("Vlissingen") and hold a 40% interest in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in China. Carbon anodes are used in the production of primary aluminum and both BHH and Vlissingen currently supply carbon anodes to our smelter in Grundartangi, Iceland.
We operate our business through one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 19 Business segments to the consolidated financial statements included herein.
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
Primary Aluminum Facilities
Overview of Facilities
We operate three U.S. aluminum smelters, in Hawesville, Kentucky ("Hawesville"), Robards, Kentucky ("Sebree") and Goose Creek, South Carolina ("Mt. Holly"), and one smelter in Grundartangi, Iceland ("Grundartangi").
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf, and is our most modern facility. Grundartangi is currently in the process of a multi-year expansion project that has brought the annual capacity from 280,000 tonnes to current capacity of 313,000 tonnes (2016 volume) and is expected to ultimately increase annual production capacity to approximately 325,000 tonnes.  Grundartangi produces standard-grade aluminum and a primary foundry alloy product, which is a value-added product that is sold at a premium to standard-grade aluminum.
Grundartangi operates under various long-term permits and agreements with the Government of Iceland, local municipalities and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 252,000 tonnes. Hawesville is our largest U.S. smelter and the largest producer of high purity primary aluminum in North America. High purity primary aluminum is sold at a premium to standard-grade aluminum.  Hawesville’s specially configured facility is also capable of providing high-conductivity metal used in electrical wire and cable products as well as for certain aerospace applications. Approximately 60% of Hawesville's capacity has been curtailed since the fourth quarter of 2015. During 2016, Hawesville primarily produced high-purity aluminum and molten metal that is delivered directly to the customer's adjacent facility.
Sebree
Sebree, located adjacent to the Green River near Robards, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"). Sebree has an annual production capacity of approximately 218,000 tonnes. Sebree produces standard-grade aluminum that is cast into sow and value-added products, including billet, that are sold at a premium to standard-grade aluminum and molten metal that is delivered directly to the customer's nearby facility. In 2016, approximately 78% of Sebree's production was value-added products.
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 229,000 tonnes. Mt. Holly is the most modern aluminum reduction facility in the United States.
Mt. Holly produces standard-grade aluminum that is cast into tee bars as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade aluminum. In 2016, approximately 99% of Mount Holly's production was value-added products. The Mt. Holly facility is currently operating at 50% of capacity while CASC pursues a long-term power solution. See "Supply Contracts — Electrical Power Supply Agreements" below for further discussion of our power arrangements at Mt. Holly.
Primary Aluminum Production Capacity
Our primary aluminum smelters and their respective capacities are shown in the following table:

Facility	Location	Operational	Annual Production Capacity (tpy) (1)	Actual 2016 Annual Production	Ownership Percentage
Grundartangi	Grundartangi, Iceland	1998	313,000	313,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	252,000	97,000	100%
Sebree	Robards, Kentucky, USA	1973	218,000	217,000	100%
Mt. Holly	Goose Creek, South Carolina, USA	1980	229,000	111,000	100%
	Total for all locations		1,012,000	738,000

(1)	The numbers in this column reflect each facility’s highest annual production for the last five fiscal years through and including the fiscal year ended December 31, 2016.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2011.

(1)
Shipment volumes for 2015 and 2016 reflect our acquisition of the remaining interest in Mt. Holly in December 2014 and the partial curtailment of our Hawesville and Mt. Holly operations during the fourth quarter of 2015.

Primary Aluminum Projects
Helguvik project
The Helguvik project is a greenfield project for an aluminum reduction facility in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), owned by our wholly-owned subsidiary Nordural Helguvik ehf ("Nordural Helguvik"). Construction of the Helguvik project is currently curtailed. The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland.
We commenced construction of the Helguvik project in June 2008.  In late 2008, we curtailed construction activity and spending on the project in response to the global financial crisis and deterioration of Icelandic economic conditions, including the financial condition of our contracted power suppliers. Construction activity and spending on the project have remained curtailed pending our ability to secure power delivery for the project at competitive prices. See "Electrical Power Supply Agreements" below for further discussion of our power arrangements at Helguvik. See Item 1A Risk Factors — "If we are unable to procure a reliable source of power, the Helguvik project may be further delayed or ultimately may not be feasible which could increase the cost of the project and could expose us to other risks, some of which may not be foreseeable at this time.”

Carbon Products Facilities
In addition to our primary aluminum assets, we also own a carbon anode production facility located in Vlissingen, the Netherlands, and a 40% interest in BHH, a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.
Vlissingen
Vlissingen is a carbon anode production facility owned and operated by Century Aluminum Vlissingen B.V. Vlissingen has an annual carbon anode production capacity of 145,000 tonnes.
Baise Haohai Carbon Company, Ltd.
BHH is a carbon anode and cathode facility which commenced operations in 2008. BHH is operated as a joint venture between one of our wholly-owned subsidiaries, which owns a 40% stake in the company, and Guangxi Qiangqiang Carbon Co., Ltd., which holds the remaining 60% ownership interest and is the operator of this facility. The BHH facility has an annual carbon anode production capacity of 180,000 tonnes and an annual cathode baking and graphitization capacity of 20,000 tonnes.
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
Pricing
Primary aluminum is an internationally traded commodity and its price is effectively determined on the London Metal Exchange (the "LME") and other exchanges, plus any regional delivery premiums and value-added product premiums. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the value of regional delivery and product premiums, as well as the cost of electrical power, raw materials and other operating supplies used in production.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in these items through the use of various fixed-price commitments and financial instruments.
Customer Base
For the year ended December 31, 2016, we derived approximately 89% of our consolidated net sales from sales to Glencore plc and its affiliates (together, "Glencore").
Glencore purchased substantially all of the aluminum produced at our North American smelters during 2016 under the terms of that certain purchase and sale agreement, effective as of December 31, 2014 (the "2015-2016 US Sales Agreement"). The 2015-2016 US Sales Agreement expired on December 31, 2016. We have since entered into a new agreement with Glencore pursuant to which Glencore has agreed to continue to purchase a substantial portion of our aluminum products produced at our North American smelters in 2017. The pricing for aluminum sold under these agreements is determined by reference to the LME price for primary aluminum, plus the Midwest regional delivery premium (the "Midwest Transaction Price") plus additional product premiums based on market terms.
Glencore has also agreed to purchase substantially all primary aluminum produced at Grundartangi through 2017 at market prices (the "Glencore Grundartangi Metal Agreement").  The price for aluminum delivered to Glencore under the Glencore Grundartangi Metal Agreement is determined by reference to the LME price for primary aluminum, plus the European Duty Paid Price ("EDPP") premium and any applicable product premiums based on market terms. We were also party to a tolling agreement with Glencore for 90,000 tpy through June 2016. Under this agreement, Glencore provided Grundartangi alumina for processing and received primary aluminum in return for tolling fees that were based on the price of primary aluminum plus any applicable premiums.
Glencore purchases the aluminum we produce for resale to end users.
Energy, Key Supplies and Raw Materials
We consume the following key supplies, energy and raw materials in the primary aluminum reduction process:

●	electrical power	●	carbon anodes	●	liquid pitch
●	alumina	●	cathode blocks	●	calcined petroleum coke
●	aluminum fluoride	●	natural gas	●	silicon carbide
Electrical power, alumina, carbon anodes and labor are the principal components of our cost of goods sold.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2016.  For a description of certain risks related to our raw materials, supplies and labor, see Item 1A Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements
A summary of our alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (2)
Glencore (1)	Variable	Through December 31, 2017	Variable, API-based
Gramercy Holdings I LLC	Approximately 600,000 tpy	Through December 31, 2019	Variable, API-based
Hydro Aluminum International SA	Approximately 90,000 tpy	Through December 31, 2017	Variable, API-based

(1)	Under the terms of this agreement, Glencore will provide alumina supply for all of Century's requirements during the contract term, net of the other existing contractual commitments set forth above.

(2)	Pricing is based on a published alumina index ("API").
Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2023 - 2036	Variable rate based on (i) the LME price for primary aluminum or (ii) the Nord Pool power market for 161MW of Landsvirkjun supply post-2019
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2018	Variable rate based in part on a cost of service charge and in part on natural gas prices
Helguvik	OR	Approximately 25 years from the dates of each phase of power delivery	Variable rate based on the LME price for primary aluminum

Electrical power represents one of the largest components of our cost of goods sold. We may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk, but did not hold any such contracts as of December 31, 2016. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS, Landsvirkjun and OR at prices indexed to the price of primary aluminum, which provides a natural hedge of our largest production cost.  Beginning in November of 2019, our contract with Landsvirkjun (covering approximately 30% of our current power requirements at Grundartangi) will be priced based on the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe. These power purchase agreements expire on various dates from 2023 through 2036 (subject to extension). Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Hawesville. CAKY is party to a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2018, extending year to year thereafter unless a one year notice is given.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2018, extending year to year thereafter unless a one year notice is given.
Mt. Holly. CASC is party to a power agreement with the South Carolina Public Service Authority ("Santee Cooper") for power to the Mt. Holly smelter. Under this contract, 25% of Mt. Holly's electric power requirements is supplied from Santee Cooper's generation at cost-of-service based rates. The remaining 75% of Mt. Holly's electric power requirements is supplied from third-party generation at rates based on natural gas prices. The agreement with Santee Cooper has a term through December 31, 2018; the current third party supply contract has a term through December 31, 2017. Each of these agreements can be terminated by Mt. Holly on 60 days' notice.
Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry and puts its continued operation at risk. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. In January 2017, we filed an antitrust lawsuit against Santee Cooper seeking damages and injunctive relief, including the ability to purchase 100% of Mt. Holly's power from the open market. See Item 1A Risk Factors — "If we are unable to enter into a long term, market-based power arrangement for Mt. Holly, we may choose, or be forced, to curtail operations at the plant."
Helguvik. Nordural Helguvik is party to a power agreement with OR for a portion of Helguvik’s expected power requirements to the Helguvik project.  The agreement would provide a portion of Helguvik’s power at LME-based variable rates and contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. The agreement contains certain conditions to OR’s obligations with respect to the remaining phases. We are in discussions with OR with respect to such conditions and other matters pertaining to this agreement. In November, 2016, an arbitration panel ruled that Nordural Helguvik's power agreement with HS Orka hf ("HS") was no longer in force. See Item 1A Risk Factors — "If we are unable to procure a reliable source of power, the Helguvik project may be further delayed or ultimately may not be feasible which could increase the cost of the project and could expose us to other risks, some of which may not be foreseeable at this time.”
See Note 15 Commitments and contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.
Employees
As of December 31, 2016, we had 1,741 employees.
Labor Agreements
The bargaining unit employees at our Grundartangi, Hawesville and Sebree smelters and our Vlissingen carbon anode facility, representing approximately 63% of our total workforce, are represented by labor unions.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2019
Hawesville	USW	Through April 1, 2020
Sebree	USW	Through October 28, 2019
Vlissingen	FME	Through June 1, 2018
Approximately 83% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. The current labor agreement is effective through December 31, 2019.
100% of Vlissingen's workforce is represented by the FME. The FME negotiates working conditions with trade unions on behalf of its members. The current agreement with the FME is effective through June 1, 2018.
Approximately 54% of our U.S. based workforce is represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"). CAKY's Hawesville employees represented by the USW are under a collective bargaining agreement that expires on April 1, 2020. Century Sebree's employees represented by USW are under a collective bargaining agreement that expires on October 28, 2019.
Competition
The market for primary aluminum is global, and demand for aluminum varies widely from region to region.  We compete with U.S. and international companies in the aluminum industry as well as with materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications.
Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest regional delivery premium and providing a competitive advantage in freight costs over our competitors. The proximity to our customers also allows our Hawesville and Sebree plants to deliver a portion of their production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers.

In Iceland, our proximity to European markets provides a competitive advantage for Grundartangi including logistical benefits compared to our competitors outside the European Economic Area ("EEA"). As a member of the EEA, Iceland has duty free access to these European markets.
For additional information, see Item 1A Risk Factors — "We may be unable to continue to compete successfully in the highly competitive markets in which we operate."
Financial Information about Segments and Geographic Areas
We operate in one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 19 Business segments to the consolidated financial statements included herein.
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
During the year ended December 31, 2016, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals, oil and oil products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $1.1 billion for the year ended December 31, 2016.

The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate that the net profit attributable to the contract would not exceed a small fraction of the gross revenue from such contract. It is not possible to determine accurately the precise net profit attributable to such contracts.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act.
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
Our operating results depend on the market for primary aluminum. Primary aluminum is a globally traded commodity and its price is effectively determined on the London Metal Exchange (the "LME") and other exchanges, plus any regional delivery premiums and value-added product premiums. Because primary aluminum is a global commodity, the price for aluminum can be volatile and subject to many factors beyond our control. This price volatility is influenced by a number of factors, including global supply-demand balance, speculative activities by market participants, production activities by competitors, political and economic conditions, as well as production costs in major production regions. The price of primary aluminum may also be impacted by inventory levels. High inventory levels, or the release of such inventory into the market, may cause primary aluminum prices and regional delivery and product premiums to decline.
During 2016, the average LME price for primary aluminum was $1,604 per tonne, compared to $1,663 per tonne in 2015 and $1,867 per tonne in 2014. During 2016, the average U.S. Midwest premium was $169 per tonne, compared to $279 per tonne in 2015 and $450 per tonne in 2014.   European Duty Paid Premiums showed similar price declines. There can be no assurance that recent volatility in the price of aluminum will not continue.
Declines in the aluminum price have a direct impact on our results of operations. As a result of such declines, we have curtailed production at our Hawesville smelter, which is currently operating at approximately 40% of capacity, and have taken other actions to reduce our cost of production, including deferring certain capital expenditures and maintenance costs and implementing workforce reductions. If aluminum prices remain depressed, we may be forced to further curtail our operations and implement additional cost cutting measures. We cannot defer such costs indefinitely and if we are forced to resume incurring such costs at a time when aluminum prices remain depressed it could have a material adverse effect on our business, financial position, results of operations and liquidity. Further, deferring such costs could ultimately result in higher capital expenditures and maintenance costs in the future than would have been incurred had such costs not been deferred. There can be no assurance that the temporary cost savings will not be outweighed by the long-term impact of these actions.
Declines in aluminum prices (and regional delivery, product and other premiums) may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
Chinese excess capacity and over production and exports of heavily subsidized and unfairly traded Chinese aluminum products may continue to materially disrupt world aluminum markets causing further price deterioration and, in turn, adversely impact our sales, margins and profitability.
World aluminum prices have been significantly depressed due to large amounts of excess Chinese capacity and over production and exports of unfairly traded Chinese aluminum products. Aluminum production in China exceeds demand in China and significant amounts of such production would not be possible without financial and other support from the Chinese central and provincial governments. This oversupply has caused world aluminum prices to be significantly depressed. Further, Chinese exports of this heavily subsidized material have caused further downward pressure on aluminum pricing. There can be no assurance that this trend of over production and high levels of exports out of China will not continue. Continued Chinese over production and the improper export of heavily subsidized Chinese aluminum products may continue to materially disrupt world aluminum markets resulting in depressed prices and, in turn, materially adversely impacting our sales, margins and profitability.
Increases in energy costs adversely affect our business.
Electrical power represents one of the largest components of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.

Our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. Market-based electricity contracts expose us to market price volatility and fluctuations driven primarily by coal and natural gas prices and weather-influenced electric loads. In 2015 and 2016, both coal and natural gas prices were relatively low, weather conditions were moderate and the energy prices we realized under these agreements were competitive. However, electrical power prices can fluctuate (for instance, as a result of extreme weather conditions), without any direct relationship to the price of aluminum. There can be no assurance that our market-based power supply arrangements at our Hawesville, Sebree and Mt. Holly plants will result in favorable electricity costs.
Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") at prices indexed to the price of primary aluminum.  Linking the price of power to the price of aluminum provides a "natural hedge" of our largest production cost. Beginning in November 2019, one of our contracts with Landsvirkjun (covering approximately 30% percent of our current power requirements at Grundartangi) will be priced based on the market price for power in the Nord Pool power market, which will expose us to market price volatility and fluctuations based on the market price for power in the Nordic countries and certain other areas of Europe. These markets can fluctuate significantly. Any increase in our electricity and energy prices could have a material adverse effect on our business, financial position, results of operations and liquidity.
If we are unable to enter into a long term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to curtail operations at the plant.
Mt. Holly is currently required to purchase 25% of its power requirements from Santee Cooper's generation at a standard cost-based industrial rate, which is the highest rate paid for power by any U.S. smelter and substantially higher than the rate Mt. Holly pays for market power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. In January 2017, we filed an antitrust lawsuit against Santee Cooper seeking damages and injunctive relief, including the ability to purchase 100% of Mt. Holly's power from the open market. As a result of such lawsuit, Santee Cooper may seek to take actions detrimental to Mt. Holly, including altering the terms and price of its current service to Mt. Holly. There can be no assurance that we will be successful in this lawsuit or how long it may take to come to resolution. If we are unable to secure a long term power arrangement for Mt. Holly on competitive terms we may choose, or be forced, to curtail operations at the plant.
Closure of the Mt. Holly facility would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity and could cause us to write down the book value of the Mt. Holly facility. In addition, the ongoing uncertainty regarding the future operation of Mt. Holly may damage our relationships with our customers, suppliers, employees and other stakeholders and decrease the price we receive for our products, whether or not Mt. Holly is ultimately closed. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Curtailment of aluminum production at our facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.
The continued operation of our smelters depends on the market for primary aluminum and our underlying cost of production. Due to significant declines in the aluminum price during 2015, we made the decision to curtail 60% of production at our Hawesville smelter. We are also currently operating our Mt. Holly smelter at 50% capacity as a result of uncompetitive power prices. There can be no assurance that continued or future deterioration in the price of aluminum or increases in our costs of production will not result in additional production curtailments at our smelters.
Curtailing production requires us to incur substantial expenses, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production. If we are unable to realize the intended cost saving effects of any production curtailment, we may have to seek bankruptcy protection or be forced to divest some or all of our assets.  The process of restarting production following curtailment is also expensive and time consuming. As a result, any decision to restart production would likely require market conditions significantly better than the market conditions at the time the decision to curtail was made. Any curtailments of our operations, or actions taken to seek bankruptcy protection or divest some or all of our assets, could have a material adverse effect on our business, financial position, results of operations and liquidity.

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
If we are unable to procure a reliable source of power, the Helguvik project may be further delayed or ultimately may not be feasible which could increase the cost of the project and could expose us to other risks, some of which may not be foreseeable at this time.
The Helguvik project would require generation and transmission of a substantial amount of electricity to power the smelter.  Currently, we only have contracted power with one power supplier and this power supplier has alleged that certain conditions to the delivery of power under the power agreement have not yet been satisfied.  There is only a limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland) and development of new generation and transmission infrastructure is expensive and subject to unknown risks and uncertainties. If we are unable to reach agreement with our current power supplier and/or secure alternative sources of power, we may substantially increase our expected power costs for the project and may be unable to complete the Helguvik project at all.
 In addition, if Nordural Helguvik is unable to proceed with the Helguvik project, it may be exposed to significant contract cancellation and other costs incurred by third-party providers under agreements entered into in connection with the Helguvik project and could remain subject to significant power commitments already confirmed under its existing power agreement.

Nordural Helguvik cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner.  We will not realize any return on our significant investment in the Helguvik project unless and until we are able to commence Helguvik operations in a profitable manner. Any failure to complete the Helguvik project, or any further delays in completing the project, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
The bargaining unit employees at our Grundartangi, Hawesville, Sebree and Vlissingen facilities are represented by labor unions, representing 63% of our total workforce as of December 31, 2016.  If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  As part of any negotiation with a labor union, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our facilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
The availability of our raw materials at competitive prices is also critical to the profitability of our operations and increases in pricing could have a material adverse effect on our business, financial position, results of operations and liquidity. Some of our supply agreements have variable pricing and can be subject to factors beyond our control. For example, the pricing under our current alumina supply contracts is based on a published alumina index. As a result, we are exposed to market price volatility and fluctuations. Because we sell our products based on the LME price for primary aluminum, we would not be able to pass on any increased costs of raw material that are not linked to the LME price to our customers.
For some of these production inputs, such as power, alumina and anode supply, we rely on a limited number of suppliers. Many of our supply agreements are short term or expire in the next few years. We can provide no assurance that we will be able to renew such agreements at commercially favorable terms, if at all.
Certain of our raw material and services contracts contain "take-or-pay" obligations
We have obligations under certain contracts to take-or-pay for specified raw materials or services over the term of those contracts regardless of our operating requirements.  To the extent that we curtail production at any of our operations, we may continue to be obligated to take or pay for goods or services under these contracts as if we were operating at full production which reduces the cost savings advantages of curtailing aluminum production. Our financial position and results of operations may also be adversely affected by the market price for such materials or services as we will continue to incur costs under these contracts to meet or settle our contractual take-or-pay obligations.  If we were unable to use such materials or services in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for such materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.

We have historically derived substantially all of our revenue from a small number of customers, and we could be adversely affected by the loss of a major customer or changes in the business or financial condition of our major customers.
We have historically derived substantially all of our consolidated net sales from a small number of customers. In 2014, 77% of our consolidated net sales was derived from our top two customers. For the years ended December 31, 2015 and December 31, 2016, we derived approximately 96% and 89%, respectively, of our consolidated net sales from Glencore and we currently have agreements in place with Glencore pursuant to which we have agreed to sell Glencore a substantial portion of our 2017 production as well. We expect that the rest of our 2017 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Any material non-payment or non-performance by one of these customers, a significant dispute with one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, early termination of our sales agreement with any of these customers, or any other event significantly negatively impacting the contractual relationship with one of these customers could adversely affect our financial condition and results of operations. If, in such an event, we are unable to sell the affected production volume to another customer, or we sell the affected production to another customer on terms that are materially less advantageous to us, our revenues could be negatively impacted.
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
The LME has adopted rules regulating the way registered warehouses in its global network operate. Such rules, for example, require warehouses, under certain conditions, to deliver out more aluminum than they take in and have also imposed minimum daily load-out rates and caps on warehouse charges. These or other new rules could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums, product premiums and LME aluminum prices to fall. Declines in aluminum prices (and regional delivery, product and other premiums) may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
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
In addition, we may be exposed to fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. As we continue to explore other opportunities outside the U.S., including the expansion project at Grundartangi, our currency risk with respect to the Icelandic krona ("ISK"), the euro and other foreign currencies will significantly increase.
If economic, financial and political conditions in Iceland were to deteriorate, our financial position and results of operations could be adversely impacted.
Iceland is important to our business.  Disruptions in Iceland’s economic, financial and political systems may decrease the stability of Iceland’s economy and financial markets and make cash management activities in Iceland more challenging.  We currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, but a portion of our funds remain in the Icelandic banks to meet local working capital requirements. As payables become due in Iceland, we must transfer funds through the Icelandic banking system. If economic, financial or political conditions in Iceland were to deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to operate our Grundartangi smelter, including paying vendors, processing payroll and receiving payments, could be adversely impacted, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.
Because we own less than a majority of BHH, we cannot exercise complete control over its operations.
We have a joint venture agreement pursuant to which we hold a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. Because we beneficially own less than a majority of the ownership interests in BHH, we have limited control of the operations of this facility and we must depend in part on our co-owner to operate such assets.  Our co-owner may have interests, objectives and incentives with respect to such assets that differ from our own and there can be no assurance that BHH will be operated in accordance with our best interests. Following the completion of the construction of our second furnace at our carbon anode facility in Vlissingen, Netherlands, we made the decision to pursue an exit from this investment but we may not be successful in exiting this investment on terms that are acceptable to us or at all.
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
A deterioration in our financial condition or credit rating could limit our ability to access the credit and capital markets on acceptable terms or to enter into hedging and financial transactions, and could adversely affect our financial condition and our business relationships.
Our credit rating has been adversely affected by unfavorable market and financial conditions.  Our existing credit rating, or any future negative actions the credit agencies may take, could increase our borrowing costs, limiting our ability to access the credit and capital markets, and have an adverse effect on our relationships with customers, suppliers and hedging counterparties.   An inability to access the credit and capital markets when needed in order to refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial position, results of operations and liquidity.
We require significant cash flow to meet our debt service requirements, which increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility.
As of December 31, 2016, we had an aggregate of approximately $256 million of outstanding debt and we may incur additional debt in the future.
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
We have various obligations to make payments in cash, including contractual commitments, pension funding, and certain contingent obligations, that will reduce the amount of cash available to make interest payments required on our outstanding debt and for other uses.  Our industrial revenue bonds ("IRBs") and any borrowings on our U.S. and Iceland revolving credit facilities are at variable interest rates, and future borrowings required to fund working capital at our businesses, capital expenditures, acquisitions, or other strategic opportunities may be at variable rates.  An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.
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
We are a holding company and conduct all of our operations through our subsidiaries.  Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries.  Subject to the restrictions contained in our U.S. revolving credit facility and the indenture governing our 2021 Notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on intercompany transfers by those subsidiaries.  In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.  For example, the Icelandic government and the Central Bank of Iceland currently restrict the free transfer of funds outside of Iceland under certain circumstances.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland.
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
For example, the U.S. Environmental Protection Agency (the "EPA") has adopted the Clean Power Plan. Under the Clean Power Plan, states would be required to meet carbon emission reduction standards which represent substantial reductions from historic and current emission levels.  These regulations could have a variety of adverse effects on our business.  Electricity represents our single largest operating cost and the availability of electricity at competitive prices is critical to the profitability of our operations.  Some of the power we purchase in the United States is generated at coal-based power plants, which are likely to be significantly impacted by these regulations.  For example, these regulations could require permanent closure of significant amounts of coal-based power generation.  Replacement generation would likely be more expensive, including substantial amounts of renewable generation, which additional costs would likely be passed down to us in the form of higher rates.  This could significantly increase our operating costs which would have a material adverse effect on our business, financial position, results of operations and liquidity.  Even small increases in power prices could have a disproportionate impact on our business if such price increases are not supported by then current aluminum prices.  Certain states have challenged the Clean Power Plan asserting that the plan is illegal because it goes beyond the government's authority and the U.S. Supreme Court has issued a stay blocking implementation of the plan while the case proceeds. The potential impact of these regulations on us will depend on the outcome of the litigation and the form in which these regulations are ultimately implemented, if at all.
In addition, as a member of the European Economic Area and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and prepare to abide by Directive 2003/87/EC of the European Parliament which establishes a "cap and trade" scheme for greenhouse gas emission allowance trading.  Iceland is complying with the Directive by participating in the European Union ("EU") Emission Trade Scheme from January 1, 2013.  Although we will receive approximately 70% of needed carbon dioxide allowances for the Grundartangi smelter free of charge, the economic impact of implementing this system is not fully known as cost of allowances could rise and we cannot be certain that Helguvik will be granted free allowances if the project is completed.
Implementation of these or other potential regulatory changes is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  We may incur increased capital expenditures resulting from compliance with such regulatory changes, increased energy costs, costs associated with a "cap and trade" system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in cost of goods sold.  For example, "cap and trade" legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial position, results of operations and liquidity.
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
Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred stock. In addition, one of our five directors is a Glencore employee. During the year ended December 31, 2016, we derived approximately 89% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2017. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. Because of the interests described above, Glencore may have substantial influence over our business, and on the outcome of any matters submitted to our stockholders for approval.
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
We have a history of making acquisitions and we expect to opportunistically seek to make acquisitions in the future.   We are subject to numerous risks as a result of our acquisition strategy, including the following:
•we may spend time and money pursuing acquisitions that do not close;
•acquired companies may have contingent or unidentified liabilities;
•it may be challenging for us to manage our existing business as we integrate acquired operations; and
•we may not achieve the anticipated benefits from our acquisitions.
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
As of December 31, 2016, we had federal net operating loss carryforwards of approximately $1.5 billion, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
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
We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters, including Iceland.  Iceland suffered several natural disasters and extreme weather events in 2010, 2011, 2012, 2014 and 2016, including significant volcanic eruptions and earthquakes.  Power is supplied to our Grundartangi smelter from hydroelectric and geothermal sources. Lack of sufficient rain that leads to low water levels in the reservoirs could lead to power curtailments which impact our production.
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

Item 1B. Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.
Item 2. Properties
Owned Properties:

Facility (1)	Ownership
Hawesville	100%
Sebree	100%
Mt. Holly	100%

Leased Properties:

Facility (1)	Term
Grundartangi	Long-term operating lease through 2020, renewable at expiration at our option for successive ten year periods
Helguvik	Long-term operating lease expected to begin on the date of commercial operations for 50 years with an automatic extension provision for a successive 15 years
Vlissingen	Long-term operating lease through 2017, automatically renewable for five year terms through 2042
Chicago Corporate Office	Long-term operating lease that expires in September 2024

(1)	See Item 1 Business — "Primary Aluminum Facilities" and "Carbon Products Facilities" for additional information about our properties.
Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current annual primary production capacity is approximately 1,012,000 tonnes per year ("tpy") and we produced approximately 738,000 tonnes of primary aluminum in 2016.
Production at our Hawesville and Mt. Holly facilities is currently curtailed to approximately 40% and 50% of capacity, respectively. Our remaining operating facilities are operating at or near their full productive capacity.
Our Vlissingen facility, located in Vlissingen, the Netherlands, is a carbon anode production facility owned and operated by Century Aluminum Vlissingen B.V. Production at Vlissingen, which had been curtailed by its previous owner, was restarted in late 2013 with an initial annual carbon anode production capacity of 75,000 tonnes. In 2015, we completed our project to expand its annual production capacity to its current annual capacity of 145,000 tonnes. The BHH facility has an annual carbon anode production capacity of 180,000 tonnes and an annual cathode baking and graphitization capacity of 20,000 tonnes.
We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location and productive capacity of our facilities is available in the "Overview" section of Item 1 Business.
Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2016, refer to Note 15 Commitments and contingencies to the consolidated financial statements included herein.
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

	2016		2015
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$8.94	$2.63	$26.97	$12.87
Second quarter	9.40	5.64	14.98	10.13
Third quarter	8.45	5.53	10.59	4.07
Fourth quarter	10.69	6.51	7.21	3.19
Holders
As of February 28, 2017, there were 63 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2016 or 2015.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our U.S. revolving credit facility and the indenture governing our 2021 Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6 Debt to the consolidated financial statements included herein.
Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2011 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders from December 31, 2011 through December 31, 2016

As of December 31,	2011	2012	2013	2014	2015	2016
Century Aluminum Company	$100	$103	$123	$287	$52	$101
Morningstar Aluminum Index	100	103	108	149	93	96
S&P 500 Index	100	116	154	175	177	198

Issuer Purchases of Equity Securities during the three months ended December 31, 2016

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31	—	$—	—	$43,724,116
November 1 through November 30	—	—	—	43,724,116
December 1 through December 31	—	—	—	43,724,116
Total for quarter ended December 31, 2016	—	$—	—	$43,724,116

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

Our selected historical results of operations include:

•	the acquisition of our Sebree smelter in the second quarter of 2013;

•	the acquisition of the remaining interest in our Mt. Holly smelter in the fourth quarter of 2014; and

•	the partial curtailment of Hawesville and Mt. Holly in the fourth quarter of 2015.

	Year Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
	(dollars in thousands, except per share amounts)
Net sales	$1,319,094	$1,949,857	$1,931,042	$1,454,313	$1,272,111
Gross profit (loss)	(11,042)	41,313	201,799	39,523	46,342
Operating income (loss)	(234,213)	(39,088)	140,123	(36,556)	(7,274)
Net income (loss)	(252,415)	(59,310)	126,474	(40,313)	(35,610)
Earnings (loss) per share:
Basic	$(2.90)	$(0.68)	$1.31	$(0.45)	$(0.40)
Diluted	(2.90)	(0.68)	1.30	(0.45)	(0.40)

Dividends per common share	$—	$—	$—	$—	$—
Total assets	1,540,327	1,752,468	2,025,058	1,810,196	1,776,326
Total debt (6)	255,514	255,093	254,703	262,946	273,766
Long-term debt obligations (7)	247,699	247,278	246,888	246,528	265,951

	Year Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)

Other information:
Shipments – Primary aluminum:
Direct shipments (tonnes)	687,700	823,751	728,377	485,690	377,314
Toll shipments (tonnes)	46,125	98,207	138,748	278,908	269,215

Average realized price per tonne:
Direct shipments	$1,825	$2,169	$2,333	$2,154	$2,265
Toll shipments	$1,172	$1,374	$1,554	$1,448	$1,544
Average LME price:
Per tonne	$1,604	$1,663	$1,867	$1,846	$2,020
Average Midwest premium:
Per tonne	$169	$279	$450	$244	$218
Average European Duty Paid premium:
Per tonne	$132	$236	$424	$272	$241

(1)
2016 Net loss was negatively impacted by charges of $152.2 million for impairment related to the Helguvik project in Iceland and $26.8 million at Ravenswood for impairment and a retiree medical lawsuit settlement in conjunction with the permanent closure of this facility. In addition, we incurred an unfavorable $6.9 million charge related to discrete tax items which were partially offset by a favorable $2.2 million lower of cost or market inventory adjustment.

(2)
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

(3)
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

(4)
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

(5)
2012 Net loss includes the favorable impact of the consumption of inventory with a $19.8 million lower market value than cost basis during the period, an unrealized net loss on forward contracts of $3.0 million primarily related to the mark to market of aluminum price protection options, and a net benefit of $4.1 million related to certain litigation items.

(6)
Total debt includes all long-term debt obligations and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, borrowings under our revolving credit facilities and the IRBs.

(7)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of the long-term debt.

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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the London Metal Exchange (the "LME") and other exchanges, plus any regional delivery premiums and value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate exceed 75% of our cost of goods sold; and

•	our production volume.
Pricing of aluminum
Primary aluminum is an internationally traded commodity and its price is effectively determined on the LME and other exchanges, plus any regional delivery premiums and value-added product premiums.  Because primary aluminum is a global commodity, the price for aluminum can be volatile and subject to many factors beyond our control. This price volatility is influenced primarily by the global supply-demand balance and other factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). Information regarding financial contracts is included in Note 2 Related party transactions.

The historic volatility of the price of aluminum is reflected in the chart below:
During 2016, the average LME price for primary aluminum was $1,604 per tonne, compared to $1,663 per tonne in 2015, and $1,867 in 2014. The average U.S. Midwest premium decreased from $279 per tonne in 2015 to $169 per tonne in 2016.  European Duty Paid Premiums showed similar price declines. World aluminum prices have been significantly depressed due to large amounts of excess Chinese capacity and over production and exports of unfairly traded Chinese aluminum products. Continued Chinese over production and the improper export of heavily subsidized Chinese aluminum products may continue to materially disrupt world aluminum markets resulting in depressed prices.
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
Electrical power represents our single largest operating cost. As a result, the availability of reliable electrical power at competitive prices is critical to the profitability of our operations.  Historically, our domestic operations relied on long-term fixed price power supply agreements or power supply agreements based on tariff and/or cost-based pricing. Over the past several years, we have migrated our operations to market-based electrical power supply agreements. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. Our Grundartangi plant is also currently supplied power at prices linked to the LME price for aluminum, however, beginning in November of 2019, approximately 30% of our power requirements at Grundartangi will be priced based on the market price for power in the Nord Pool power market. Market-based energy prices are driven in large part by coal and natural gas prices and weather-influenced electric loads. For 2015 and 2016, both natural gas prices and weather conditions were moderate and market-based energy prices were substantially belo

w the cost-based utility rate that the smelters would otherwise have paid. The lower power costs allowed us to maintain production levels at our Kentucky operations in 2015 and 2016 that would not otherwise have been practical given aluminum prices during such periods.
Mt. Holly is currently required to purchase 25% of its power requirements from the utility in South Carolina, the South Carolina Public Service Authority ("Santee Cooper") at a standard cost-based industrial rate, which is the highest rate for power paid by any U.S. smelter and substantially higher than the rate Mt. Holly pays for market power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry and puts its continued operation at risk. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. In January 2017, we filed an antitrust lawsuit against Santee Cooper seeking damages and injunctive relief, including the ability to purchase 100% of Mt. Holly's power from the open market. See Item 1A Risk Factors — "If we are unable to enter into a new power contract for Mt. Holly, we may choose, or be forced, or curtail operations at the plant."
Alumina also represents a large component of our cost of goods sold and our access to alumina at favorable prices is material to our profitability and results of operations. Currently, all of our alumina required for our operations is priced based on a published alumina index. The alumina index price averaged approximately $254 per tonne for 2016 compared to approximately $300 per tonne for 2015. As of February 10, 2017, the alumina index price was just over $340 per tonne. Our results could be significantly impacted by changes in the alumina index price.
Production/Shipment Volumes
Shipment volume is another of our key performance indicators.  In normal circumstances, our facilities operate at or near capacity, and fluctuations in volume, other than through acquisitions or expansions, are generally small. Due to significant and continued declines in the price of aluminum, the Hawesville smelter is currently operating at 40% of its capacity. The Mt. Holly smelter has also curtailed approximately 50% of its capacity due to uncompetitive power prices imposed by the utility in South Carolina.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM
	Direct (1)				Toll
	United States		Iceland		Iceland
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2016	422,139	$799.2	265,561	$456.1	46,125	$54.1
2015	607,715	1,345.9	216,036	441.2	98,207	135.0
2014	570,600	1,353.4	157,777	344.7	138,748	215.7
(1) Excludes scrap aluminum sales
As a result of the production curtailments in the United States during the second half of 2015, shipments for 2016 decreased to 422,139 tonnes compared to 607,715 tonnes in 2015. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.

Results of Operations
The following discussion for the year ended December 31, 2016 reflects the operations at Hawesville and Mt. Holly running at approximately 40% and 50% of full capacity, respectively.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net sales:  Net sales decreased by $630.8 million compared to 2015. Net sales were unfavorably impacted by $400.7 million from decreases in shipment volumes resulting from production curtailments announced in 2015. Net sales were also unfavorably impacted by $230.1 million compared to 2015 due to lower price realization from a significant decrease in the LME price of aluminum and regional premiums.
Gross profit:  Gross profit decreased by $52.4 million compared to 2015. During 2016, gross profit decreased primarily due to lower price realization of $230.1 million along with a $5.2 million adverse impact from lower shipment volume associated with curtailed production at Hawesville and Mt. Holly. These factors were partially offset by favorable alumina pricing of $122.5 million which includes the impact of lower of cost or market ("LCM") adjustments, favorable carbon costs of $41.0 million primarily related to increases in carbon production at Vlissingen and lower coke prices, the impact of the labor disruption at Hawesville in 2015 of $13.1 million, favorable power prices of $2.0 million and favorable plant operating results of $6.3 million primarily related to reductions in pot lining expenses.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased by $1.8 million compared to 2015, primarily due to decreases in head count and associated employee benefits for 2016.
Helguvik impairment: On November 30, 2016 we received a binding arbitration ruling stating that the Helguvik power contract with HS was no longer in force. As a result, we concluded that the lack of a power agreement for the entirety of the project was an indicator of impairment. Further, we concluded that the asset value was no longer recoverable and recorded an impairment charge of $152.2 million. See Note 3 Asset impairment to the consolidated financial statements included herein for additional information.
Ravenswood charges: During 2015, we recorded an impairment charge of $30.9 million related to the permanent closure of our Ravenswood, West Virginia aluminum smelter. During 2016, we recorded an additional impairment charge of $3.8 million based on our agreement to sell essentially all of the Ravenswood assets. Also during 2016, we recorded a $23.0 million charge related to an agreement to settle the Ravenswood retiree medical class action lawsuit - see Note 15 Commitments and contingencies. See Note 3 Asset impairment to the consolidated financial statements included herein for additional information.
Unrealized gain on fair value of contingent consideration: In 2015, we recorded unrealized gains of $18.3 million on the fair value of contingent consideration related to our acquisition of Mt. Holly. The contingent consideration was settled in 2016 resulting in the seller paying us $12.5 million.
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
BHH Impairment: In conjunction with our Vlissingen carbon anode capacity expansion, which we completed in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. As a result of this activity, we determined that the value of our investment in BHH has declined below its carrying value and that this loss in value is other than a temporary decline. As a result, we recorded a charge of $11.6 million in 2015.
The following discussion reflects our historical results of operations, the comparability of which is affected by the acquisitions of the remaining interest in Mt. Holly in December 2014.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net sales:  Net sales increased by $18.8 million compared to 2014. Net sales were favorably impacted by $168.9 million from increases in shipment volumes due to the acquisition of the Mt. Holly smelter offset by the partial curtailment of Hawesville’s operations and a shift from toll to direct shipments at Grundartangi. Net sales were unfavorably impacted by $150.1 million compared to 2014 due to lower price realization from a significant drop in the price of aluminum.

Gross profit:  Gross profit decreased by $160.5 million compared to 2014. During 2015, gross profit was negatively impacted by lower price realization, unfavorable alumina pricing, the write down of our inventories to the current market value, the labor disruption at our Hawesville facility and partial curtailments of production capacity. For the same period, gross profit was favorably impacted by volume due to the acquisition of Mt. Holly.
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
As of December 31, 2015, the market value of our inventory was below its cost basis, resulting in the recording of valuation adjustment and a charge to cost of goods sold of $7.5 million. As of December 31, 2013, the market value of our inventory was below its cost basis with lower of cost or market valuation adjustment of $1.2 million. During 2014, inventory with a $1.2 million market valuation adjustment was consumed into cost of goods sold at the lower basis. The net impact of the market valuation adjustments on the 2015 and 2014 comparative results is a decrease in gross profit of $8.7 million.
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
Selling, general and administrative expenses: Selling, general and administrative expenses were $7.1 million favorable compared to 2014, primarily due to reductions of approximately $4.0 million in variable compensation in 2015 and costs of $2.6 million associated with separation of former senior executives in 2014.
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
Unrealized gain on fair value of contingent consideration: On December 1, 2014, we acquired the remaining 50.3% stake in Mt. Holly that we did not previously own. The purchase agreement provided for a post-closing payment based on changes in the Midwest Transaction Price and production levels at Mt. Holly during the applicable measuring period. The measurement period for this potential payment ended on December 31, 2015. Pursuant to the earn-out provision, the seller paid us $12.5 million in the first quarter of 2016. During 2014 and 2015, we recorded unrealized gains of $7.9 million and $18.3 million, respectively, on the fair value of contingent consideration, primarily related to decreases in the Midwest premium and the forward curve for the LME price of primary aluminum.
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
BHH Impairment: In conjunction with our Vlissingen carbon anode capacity expansion, which we completed in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. As a result of this activity, we determined that the value of our investment in BHH has declined below its carrying value and that this loss in value is other than a temporary decline. As a result, we recorded a charge of $11.6 million in 2015.

Liquidity and Capital Resources
Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facilities. Our principal uses of cash are the funding of operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital, maintenance of curtailed production facilities and other general corporate requirements. For major investment projects we would likely seek financing from various capital markets, and may potentially pursue the formation of strategic alliances. We have raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives. Although we believe our available cash, cash flow from operations and available borrowings under our revolving credit facilities together with our access to capital markets will provide adequate resources to fund our operating and investing needs, our access to, and the availability of, debt and equity financing arrangements on attractive terms, or at all, is subject to a number of factors, many of which are beyond our control, including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or equity capital markets and our financial condition.
Available Cash
Our available cash and cash equivalents balance at December 31, 2016 was $132.4 million compared to $115.4 million at December 31, 2015.
Sources and Uses of Cash
Cash and cash equivalents increased (decreased) as follows for the years ended December 31,

	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$38,173	$31,866	$207,680
Net cash used in investing activities	(21,163)	(43,363)	(120,326)
Net cash used in financing activities	—	(36,352)	(8,200)
Change in cash and cash equivalents	$17,010	$(47,849)	$79,154
Net cash flow provided by operating activities for 2016 was $38.2 million, compared to $31.9 million for 2015. The increase in cash provided by operating activities was primarily due to the receipt of $12.5 million in 2016 from Alcoa to settle the earn out provision related to our Mt. Holly acquisition and the pension contribution of $34.6 million in 2015 which did not repeat and was partially offset by lower earnings excluding non-cash items.

Net cash flow provided by operating activities for 2015 was $31.9 million, compared to $207.7 million for 2014. The decrease in cash provided by operating activities was primarily due to lower earnings excluding non-cash items and the Mt. Holly pension contribution of $34.6 million in 2015.
Our net cash used in investing activities for 2016 was $21.2 million, compared to $43.4 million for 2015. The decrease in cash used was primarily related to reductions in capital expenditures which were $21.9 million in 2016 and $54.7 million in 2015.
Our net cash used in investing activities for 2015 was $43.4 million compared to $120.3 million for 2014. The decrease in cash used was primarily due to the $65.1 million purchase of the Mt. Holly smelter in 2014.
Our net cash used in financing activities for 2016 was zero, compared to $36.4 million for 2015. In 2015, cash used in financing activities was related to our share repurchase program.
Our net cash used in financing activities for 2015 was $36.4 million compared to $8.2 million for 2014. Cash used in 2015 consisted of repurchases of common stock of $36.4 million. In 2014, cash used in financing activities was related to $6.0 million in net repayments of the amounts borrowed under our revolving credit facilities and the extinguishment of the remaining $2.6 million of our 7.5% Notes due in 2014.
Availability Under Our Credit Facilities
We and certain of our direct and indirect subsidiaries are party to a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility (the "U.S. revolving credit facility"). Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50.0 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). Century's U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2018.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders eligibility criteria. As of December 31, 2016, our credit facilities had no amounts outstanding and approximately $100.1 million of net availability after consideration of our outstanding letters of credit. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. Borrowings and repayments under our credit facilities for the year ended December 31, 2016 on a gross basis were $1.2 million for unused line of credit and routine banking fees.
As of December 31, 2016, we had approximately $46 million of letters of credit outstanding under our U.S. revolving credit facility with 64% related to our domestic power commitments and the remainder securing certain debt and workers’ compensation commitments.
Senior Secured Notes
We have $250 million in 7.5% senior secured notes payable that will mature on June 1, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable semi-annually.
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
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2016, the principal and accrued interest for the E.ON contingent obligation was $21.0 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2016 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We made contributions pursuant to this agreement of $1.1 million in March 2015 and $6.7 million in 2013. We did not make any contributions in 2014 or 2016. We have elected to defer other payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
In 2015, we made a contribution to the Mt. Holly defined benefit plan of $34.6 million to satisfy our pension plan funding obligations under the Stock Purchase Agreement for the Mt. Holly acquisition. In 2016, we made contributions to the qualified defined benefit plans and unqualified supplemental executive retirement benefits ("SERB") plan totaling approximately $1.8 million and expect to contribute approximately $1.8 million during 2017. We may choose to make additional contributions to these plans from time to time at our discretion.
Helguvik project
If we were to cancel the Helguvik project, we may have exposure to contractual commitments that we will not be able to use, including cancellation and other costs, for which we currently have accrued liabilities of approximately $11.9 million. We intend to continue to explore options to move forward with the Helguvik project, but ultimately power availability, together with other factors, will determine if and when we resume construction activity at Helguvik. We cannot, at this time, predict when or if the restart of major construction activity could occur.
Further delay or failure to restart construction could result in increases to our expected costs for the project and expose us to other losses and risks that are not foreseeable at this time. See Item 1A Risk Factors — "If we are unable to procure a reliable source of power, the Helguvik project may be further delayed or ultimately may not be feasible which could increase the cost of the project and could expose us to other risks, some of which may not be foreseeable at this time.", included herein.
Other Items
In November 2016, we received a refund for Icelandic withholding taxes paid in 2015 of $9.9 million. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared to the ISK.
In 2011, our Board of Directors approved a $60 million common stock repurchase program and subsequently increased this program by $70 million in the first quarter of 2015. Through December 31, 2016, we have expended approximately $86.3 million under the program. As of February 28, 2017, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Inventories
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
Pension and Other Postretirement Benefit Liabilities
We sponsor several pension and other postretirement benefit plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care cost inflation rate and the long-term rate of return on plan assets. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate.
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
The individual characteristics of each plan, including projected cash flow patterns and payment durations, have been taken into account, since discount rates are determined on a plan-by-plan basis.  For our underlying mortality assumption, we utilize the RP-2006 mortality table, tailored primarily to reflect industry and plan-specific demographics.  We will generally select a discount rate rounded to the nearest 0.25% unless specific circumstances provide for a more appropriate non-rounded rate to be used.  We believe the projected cash flows used to determine the Ryan Curve rate provide a good approximation of the timing and amounts of our defined benefit payments under our plans and no adjustment to the Ryan Curve rate has been made.

Weighted Average Discount Rate Assumption for:	2016	2015

Pension plans	4.19%	4.44%
OPEB plans	4.20%	4.50%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2016:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(18.2)	$20.2
OPEB plans	(7.4)	8.0
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
Medical cost inflation is initially estimated to be 7.0%, declining to 4.5% over eleven years and thereafter.  A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2016:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$0.9	$(0.8)
Effect on accumulated postretirement benefit obligation	17.0	(14.3)
Long-term Rate of Return on Plan assets assumption
Our expected long-term return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.10% for 2016.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  When a valuation allowance is established or increased, an income tax charge is included in the consolidated statement of operations and net deferred tax assets are adjusted accordingly.  Future changes in tax laws, statutory tax rates and taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements.

The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $839 million recorded for all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2016, due to our assessment that it is more likely than not that these assets will not be realized.
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
Property, Plant and Equipment Impairment
We review our property, plant and equipment for impairment whenever events or circumstances indicate that the carrying amount of these assets (asset group) may not be recoverable.  The carrying amount of the assets (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets (asset group).  In that case, an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value of the assets (asset group), with the fair value determined using a discounted cash flow calculation.  These estimates of future cash flows include management’s assumptions about the expected use of the assets (asset group), the remaining useful life, expenditures to maintain the service potential, market and cost assumptions.
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

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(dollars in millions)
Long-term debt (1)	$258	$—	$—	$—	$—	$250	$8
Estimated interest payments (2)	84	19	19	19	19	8	—
Purchase obligations (3)	1,881	562	292	288	99	101	539
OPEB obligations (4)	242	7	8	8	8	8	203
Other liabilities (5)	86	6	13	8	12	9	38
Total	$2,551	$594	$332	$323	$138	$376	$788

(1)
Long-term debt includes principal repayments on the 7.5% Notes due 2021 and the IRB.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Based on the LME forward market prices for primary aluminum at December 31, 2016 and management's estimate of the LME forward market for periods beyond the quoted periods, we have assessed that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. See "Liquidity and Capital Resources - Contingent Commitments".

(2)
Estimated interest payments on our long-term debt assume that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2016 rate for that debt continues until the respective due date.  We assume that no interest payments on the E.ON contingent obligation will be paid through the term of agreement, see above.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts, excluding market-based power and raw material requirements contracts.  For contracts with LME-based pricing provisions, including our long-term alumina contracts and Icelandic power contracts, we assumed a LME price using the LME forward curve as of December 31, 2016.

(4)	Includes the undiscounted estimated benefit payments for our OPEB obligations, which are unfunded.

(5)
Other liabilities include estimated SERB benefit payments, workers' compensation benefit payments and asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for spent potliner used in the reduction cells of our domestic smelters.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure.  As of December 31, 2016, we had open LME forward financial sales contracts to fix the forward LME price of approximately 66,000 tonnes of primary aluminum which contracts settle monthly, on a ratable basis, through December 31, 2017. With respect to these LME forward contracts, we were in a net asset position at December 31, 2016 with a fair value of $670,000.
From time to time, we also enter into financial contracts to offset fixed price sales arrangements with certain of our customers. As of December 31, 2016, we had open positions related to such arrangements of 9,531 tonnes of primary aluminum which settle on various dates up to and including January 2018. These financial contracts have equal and offsetting asset and liability positions, resulting in a net zero fair value.
We are also exposed to price risk for alumina which is a large component of our cost of goods sold. We may from time to time manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Currently, all of our alumina contracts are priced based on a published alumina index.
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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, Grundartangi has agreed to pay for a portion of its power from November 1, 2019 through December 31, 2023 at prices based on the price for power in the Nord Pool power market.
Electrical Power Price Sensitivity
With the movement toward market-based power supply agreements, we have increased our electrical power price risk for our operations, whether due to fluctuations in the price of power available on the MISO or Nord Pool power markets or the price of natural gas. Power represents our single largest operating cost, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.
While we currently do not have any open forward contracts to mitigate the price risk associated with our open market power purchases, we may manage our exposure by entering into certain forward contracts or option contracts in future periods.
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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, the Chinese renminbi and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese renminbi.  We have deposits denominated in ISK in Icelandic banks; in addition, our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. In addition, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of December 31, 2016, we had no foreign currency forward contracts outstanding.
Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. In 2016, certain of our alumina contracts, as well as certain of Grundartangi’s electrical power contracts, were indexed to the LME price for primary aluminum which provides a natural hedge for a portion of our production.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company
Chicago, Illinois

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Internal Control over Financial Reporting in the accompanying Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 14, 2017

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	2016	2015	2014
NET SALES:
Related parties	$1,178,631	$1,867,711	$1,262,101
Third-party customers	140,463	82,146	668,941
Total net sales	1,319,094	1,949,857	1,931,042
Cost of goods sold	1,330,136	1,908,544	1,729,243
Gross profit (loss)	(11,042)	41,313	201,799
Selling, general and administrative expenses	40,264	42,115	49,195
Helguvik impairment	152,220	—	—
Ravenswood charges	26,830	30,850	—
Other operating expense - net	3,857	7,436	12,481
Operating income (loss)	(234,213)	(39,088)	140,123
Interest expense	(22,216)	(21,954)	(22,015)
Interest income	758	339	301
Net gain on forward and derivative contracts	3,487	1,600	179
Unrealized gain on fair value of contingent consideration	—	18,337	7,943
Gain on remeasurement of equity investment	—	—	15,955
Other income (expense) - net	1,319	(356)	991
Income (loss) before income taxes and equity in earnings of joint ventures	(250,865)	(41,122)	143,477
Income tax expense	(2,824)	(9,276)	(18,308)
Income (loss) before equity in earnings of joint ventures	(253,689)	(50,398)	125,169
BHH impairment	—	(11,584)	—
Equity in earnings of joint ventures	1,274	2,672	1,305
Net income (loss)	$(252,415)	$(59,310)	$126,474
INCOME (LOSS) PER COMMON SHARE:
Basic	$(2.90)	$(0.68)	$1.31
Diluted	$(2.90)	$(0.68)	$1.30

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Comprehensive income (loss):
Net income (loss)	$(252,415)	$(59,310)	$126,474
Other comprehensive income (loss) before income tax effect:
Foreign currency cash flow hedges reclassified to net income (loss)	4,295	(186)	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(9,522)	5,553	(41,995)
Prior service benefit arising during the period	—	1,758	(1,299)
Amortization of prior service benefit during the period	(2,675)	(8,351)	(3,504)
Amortization of net loss during the period	8,190	7,794	10,312
Other comprehensive income (loss) before income tax effect	288	6,568	(36,672)
Income tax effect	(1,531)	(1,536)	(1,829)
Other comprehensive income (loss)	(1,243)	5,032	(38,501)
Total comprehensive income (loss)	$(253,658)	$(54,278)	$87,973

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$132,403	$115,393
Restricted cash	1,050	791
Accounts receivable - net	12,432	9,475
Due from affiliates	16,651	17,417
Inventories	233,563	231,872
Prepaid and other current assets	22,210	42,412
Assets held for sale	22,313	30,697
Total current assets	440,622	448,057
Property, plant and equipment - net	1,026,285	1,232,256
Other assets	73,420	72,155
TOTAL	$1,540,327	$1,752,468
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$94,960	$90,489
Due to affiliates	15,368	10,045
Accrued and other current liabilities	50,100	48,822
Accrued employee benefits costs	10,917	10,148
Industrial revenue bonds	7,815	7,815
Total current liabilities	179,160	167,319
Senior notes payable	247,699	247,278
Accrued pension benefits costs - less current portion	49,493	43,999
Accrued postretirement benefits costs - less current portion	126,355	125,999
Other liabilities	72,026	53,009
Deferred taxes	108,939	106,053
Total noncurrent liabilities	604,512	576,338
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	1	1
Common stock (Note 7)	944	942
Additional paid-in capital	2,515,131	2,513,631
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(113,893)	(112,650)
Accumulated deficit	(1,559,252)	(1,306,837)
Total shareholders’ equity	756,655	1,008,811
TOTAL	$1,540,327	$1,752,468

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2013	$1	$935	$2,508,574	$(49,924)	$(91,832)	$(1,374,001)	$993,753
Net income – 2014	—	—	—	—	—	126,474	126,474
Other comprehensive loss	—	—	—	—	(38,501)	—	(38,501)
Elimination of equity in investee resulting from acquisition	—	—	—	—	12,651	—	12,651
Share-based compensation expense	—	2	1,689	—	—	—	1,691
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2014	$1	$939	$2,510,261	$(49,924)	$(117,682)	$(1,247,527)	$1,096,068
Net loss – 2015	—	—	—	—	—	(59,310)	(59,310)
Other comprehensive income	—	—	—	—	5,032	—	5,032
Repurchase of common stock	—	—	—	(36,352)	—	—	(36,352)
Share-based compensation expense	—	1	3,372	—	—	—	3,373
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2015	$1	$942	$2,513,631	$(86,276)	$(112,650)	$(1,306,837)	$1,008,811
Net loss – 2016	—	—	—	—	—	(252,415)	(252,415)
Other comprehensive loss	—	—	—	—	(1,243)	—	(1,243)
Share-based compensation expense	—	—	1,502	—	—	—	1,502
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2016	$1	$944	$2,515,131	$(86,276)	$(113,893)	$(1,559,252)	$756,655

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(252,415)	$(59,310)	$126,474
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized gain on fair value of contingent consideration	—	(18,337)	(7,943)
Gain on remeasurement of equity investment	—	—	(15,955)
Unrealized gain on E.ON contingent obligation	(1,411)	(1,411)	(1,412)
Lower of cost or market inventory adjustment	(660)	7,539	(1,247)
Depreciation and amortization	84,780	80,117	70,827
Helguvik impairment	152,220	—	—
Ravenswood impairment	3,830	30,850	—
BHH impairment	—	11,584	—
Sebree power contract amortization	—	—	(5,534)
Pension and other postretirement benefits	2,863	(4,991)	6,939
Deferred income taxes	(893)	(178)	2,633
Stock-based compensation	1,502	1,844	1,334
Equity in earnings of joint ventures, net of dividends	(367)	(806)	425
Change in operating assets and liabilities:
Accounts receivable - net	(2,957)	68,192	(8,712)
Due from affiliates	766	14,086	12,084
Inventories	919	44,896	(16,513)
Prepaid and other current assets	18,313	(144)	3,392
Accounts payable, trade	2,271	(60,583)	11,797
Due to affiliates	7,212	(12,216)	3,058
Accrued and other current liabilities	(3,900)	(31,540)	18,071
Pension contribution - Mt. Holly	—	(34,595)	—
Ravenswood retiree legal settlement	23,000	—	—
Other - net	3,100	(3,131)	7,962
Net cash provided by operating activities	38,173	31,866	207,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,944)	(54,700)	(55,126)
Purchase of Sebree smelter	—	—	(1,042)
Purchase of remaining interest in Mt. Holly smelter	—	11,313	(65,100)
Proceeds from sale of property, plant and equipment	1,040	14	46
Restricted and other cash deposits	(259)	10	896
Net cash used in investing activities	(21,163)	(43,363)	(120,326)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	—	(2,603)
Borrowings under revolving credit facilities	1,179	1,737	92,423
Repayments under revolving credit facilities	(1,179)	(1,737)	(98,423)
Repurchase of common stock	—	(36,352)	—
Issuance of common stock	—	—	403
Net cash used in financing activities	—	(36,352)	(8,200)
CHANGE IN CASH AND CASH EQUIVALENTS	17,010	(47,849)	79,154
Cash and cash equivalents, beginning of year	115,393	163,242	84,088
Cash and cash equivalents, end of year	$132,403	$115,393	$163,242

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(amounts in thousands, except share and per share amounts)

1. Summary of significant accounting policies
Organization and Basis of Presentation — Century Aluminum Company ("Century Aluminum," "Century," the "Company", "we", "us", "our" or "ours") is a holding company, whose principal subsidiaries are Century Kentucky, Inc. (together with its subsidiaries, "CAKY"), Nordural ehf ("Nordural"), Century Aluminum Sebree LLC ("Century Sebree"), Century Aluminum of South Carolina ("CASC"), and Century Aluminum of West Virginia, Inc. ("Century of West Virginia").  CAKY operates a primary aluminum reduction facility in Hawesville, Kentucky ("Hawesville").  Nordural Grundartangi ehf, a subsidiary of Nordural, operates a primary aluminum reduction facility in Grundartangi, Iceland ("Grundartangi").  Century Sebree operates a primary aluminum reduction facility in Robards, Kentucky ("Sebree"). CASC operates a primary aluminum reduction facility in Goose Creek, South Carolina ("Mt. Holly").  Nordural Helguvik ehf, a subsidiary of Nordural, owns a greenfield primary aluminum project in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), construction of which is currently curtailed.
In addition to our primary aluminum assets, our subsidiary, Century Vlissingen, owns and operates a carbon anode production facility located in Vlissingen, the Netherlands ("Vlissingen"). We also own a 40% stake in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.   Carbon anodes are used in the production of primary aluminum and both BHH and Vlissingen currently supply carbon anodes to Grundartangi.
As of December 31, 2016, Glencore owns 42.9% of Century’s outstanding common stock (47.5% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred stock.  See Note 7 Shareholder's equity for a full description of our outstanding Series A Convertible Preferred stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. See Note 2 Related party transactions.
Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all intercompany transactions and accounts. Our interest in the BHH joint venture is accounted for under the equity method on a one-quarter lag. Prior to the acquisition of Mt. Holly, we accounted for our interest in Mt. Holly using the equity method of accounting.
Revenue recognition — In connection with our sales agreement with Glencore, we invoice Glencore prior to physical shipment of goods for substantially all production generated from each of our US domestic smelters.  For those sales, revenue is recognized only when Glencore has specifically requested such treatment and has made a commitment to purchase the product.  The goods must be complete, ready for shipment and separated from other inventory with title and risk of ownership passing to Glencore.  We must retain no performance obligations. For all other shipments, including sales to Glencore from our smelter in Iceland and our tolling agreement with Glencore, revenue is recognized when title and risk of loss pass to the customer which is upon shipment.
Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for uncollectible accounts and credit memos of $1,000 at December 31, 2016 and 2015.
Inventories — Our inventories are stated at the lower of cost or Net Realizable Value ("NRV"), using the first-in, first-out ("FIFO") and the weighted average cost method. Due to the nature of our business, our inventory values are subject to market price changes and these changes can have a significant impact on cost of goods sold and gross profit in any period. On average, our inventory turns eight times within a year and reductions in net realizable value below cost basis at the end of a period will have an impact on our cost of goods sold as this inventory is sold in subsequent periods.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Additions, renewals and improvements are capitalized.  Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in Other income (expense) – net.  Maintenance and repairs are expensed as incurred.  We capitalize interest for the construction of qualifying assets.  Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

Building and improvements    10 to 45 years
Machinery and equipment     5 to 35 years
Technology and software     3 to 7 years
Impairment of long-lived assets — We evaluate our property, plant and equipment for potential impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  If deemed unrecoverable, an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value of the assets. Impairment evaluation and fair value is based on estimates and assumptions that take into account our business plans and a long-term investment horizon. See Note 3 Asset impairment and Note 2 Related party transactions for impairment losses recognized in 2015 and 2016. We did not recognize any impairment losses on our long-lived fixed assets during 2014.
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
Defined Benefit Pension and Other Postretirement Benefits — We sponsor defined benefit pension and OPEB plans for certain of our domestic hourly and salaried employees and a SERB plan for certain current and former executive officers. Plan assets and obligations are measured annually, or more frequently if there is a re-measurement event, based on the Company’s measurement date utilizing various actuarial assumptions. We attribute the service costs for the plans over the working lives of plan participants. The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. Actuarial gains or losses are recorded in Accumulated other comprehensive income (loss).
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
Derivative and Hedging — As a global producer of primary aluminum, our operating results and cash flows from operations are subject to risk of fluctuations in the market prices of primary aluminum. We may from time to time enter into financial contracts to manage our exposure to such risk. Derivative instruments may consist of variable to fixed financial contracts and back-to-back fixed to floating arrangements for a portion of our sale of primary aluminum, where we receive fixed and pay floating prices from our third party customer and to Glencore, respectively. These derivatives are not designated as cash flow hedges.

Derivative and hedging instruments are recorded in prepaid and other current assets, due from/to affiliates, or other liabilities in the consolidated balance sheets at fair value. We value our derivative and hedging instruments using quoted market prices and other significant unobservable inputs.

We recognize changes in fair value and settlements of derivative instruments in net gain (loss) on forward and derivative contracts in the consolidated statements of operations as they occur.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona ("ISK") and the Chinese renminbi.  Grundartangi and Vlissingen use the U.S. dollar as their functional currency, as contracts for sales and purchases of alumina and power are denominated in U.S. dollar. BHH uses the renminbi as its functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in Other income (expense) – net in the consolidated statements of operations.
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
We calculate the amount of net income (loss) allocated to common stockholders and basic EPS using the Two-Class Method, allocating undistributed income to our Series A Convertible Preferred Stock shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.
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
Share-Based Compensation — We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. We recognize the cost over the period during which an employee is required to provide service in exchange for the award.  We issue shares to satisfy the requirements of our share-based compensation plans. At this time, we do not plan to issue treasury shares to support our share-based compensation plans, but we may in the future. We award performance units to certain officers and employees. The performance units may be settled in cash or common stock at the discretion of the Board. We have not issued any stock options since 2009.
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
Immaterial Restatement — We identified a prior year misstatement arising from an incomplete recognition of deferred tax liabilities. We have determined the misstatement to be immaterial to the consolidated financial statements for all respective periods. As a result, we have restated beginning retained earnings as of December 31, 2013 in the consolidated statements of shareholders’ equity and deferred tax liabilities in the consolidated balance sheets as of December 31, 2015 for the impact of such misstatement in the amount of $9,059. The correction has no impact on consolidated net loss and cash flows for all years presented. The notes to the consolidated financial statements have been revised to reflect the correction of the aforementioned misstatement.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers.  The standard, issued as ASU 2014-09 "Revenue From Contracts with Customers (Topic 606)" by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  Compared with current GAAP, the ASU requires significantly expanded disclosures about revenue recognition.  The ASU is effective for Century beginning January 1, 2018.

Based on assessment completed to date and historical terms of our most significant revenue contract with customers, we anticipate identifying similar performance obligations under ASU 2014-09, as compared with deliverables and separate units of accounts previously. Accordingly, we do not expect a material difference in the timing and amount of revenues recognized today and those upon the adoption of ASU 2014-09, and we expect to adopt the standard on a modified retrospective basis. We continue to assess the impact of adopting this standard as our revenue contracts for 2018 are executed. Our preliminary conclusion may differ from that reached on the adoption date, based on actual terms of our revenue contracts with customers, industry clarifications and additional guidance from the FASB and SEC, in effect as of the adoption date.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for Century beginning January 1, 2019.

While we continue to evaluate the effects of adopting the provisions of ASU No. 2016-02, we expect most existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption.  We do not anticipate such adoption to impact our cash flows.  We expect to adopt this standard on a modified retrospective basis.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Related party transactions
The significant related party transactions occurring during the years ended December 31, 2016, 2015 and 2014 are described below. We believe that all of our transactions with Glencore were at prices that approximate market.
Glencore ownership
As of December 31, 2016, Glencore owns 42.9% of Century’s outstanding common stock (47.5% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred stock.  See Note 7 Shareholder's equity for a full description of our outstanding Series A Convertible Preferred stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts.
Sales to Glencore
For the year ended December 31, 2016, we derived approximately 89% of our consolidated sales from Glencore.
Glencore purchased substantially all of the aluminum produced at our North American smelters during 2016 under a purchase and sale agreement, effective as of December 31, 2014 (the "2015-2016 US Sales Agreement"). The 2015-2016 US Sales Agreement expired on December 31, 2016. We have since entered into a new agreement with Glencore pursuant to which Glencore has agreed to purchase certain aluminum products produced at our North American smelters in 2017. The pricing for aluminum sold under these agreements is determined by reference to the Midwest Transaction Price plus additional negotiated product premiums.
We have also entered into an agreement with Glencore pursuant to which Glencore has agreed to purchase substantially all of the primary aluminum produced at Grundartangi through 2017 at prices based on the LME price for primary aluminum plus the European Duty Paid premium and any applicable product premiums. We also received tolling fees from Glencore under a tolling agreement that provided for delivery of primary aluminum produced at Grundartangi through June 2016. The fee paid by Glencore under this tolling agreement was based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
Glencore purchases the aluminum we produce for resale.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore under a long-term supply agreement and on a spot basis. Pursuant to our current agreement, Glencore has agreed to supply us with alumina through 2017 at prices based on a published alumina index.
Financial contracts with Glencore
During 2016, we entered into certain financial contracts with Glencore. As of December 31, 2016, we had an open position of 60,600 tonnes related to LME forward financial sales contracts with Glencore to fix the forward LME price (the “Forward Sales Contracts”). The Forward Sales Contracts settle monthly, on a ratable basis, through December 31, 2017. From time to time, we enter into financial contracts to offset fixed price sales arrangements with certain of our customers. As of December 31, 2016, we had an open position related to such arrangements of 9,531 tonnes (the “fixed for floating swaps”). Fixed for floating swaps settle at various dates up to and including January 2018.
Changes in fair value and settlements of these derivative instruments are not material to the consolidated financial statements for all periods presented.
Transactions with BHH
We own a 40% stake in BHH and purchase carbon anodes from them for use in our manufacturing operations.   In the fourth quarter of 2015, we completed the construction of a second furnace at our carbon anode facility in Vlissingen, Netherlands. This investment increases our capacity to produce carbon anodes and reduces our need to source carbon anodes from BHH. As a result, in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. In connection with our exit plan, we concluded that our investment in BHH was other than temporarily impaired and recorded a charge of $11,584.  Fair value for the investment was based on a proposed sale transaction for a portion of the investment.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary
A summary of the aforementioned significant related party transactions for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Net sales to Glencore	$1,178,631	$1,867,711	$1,262,101
Purchases from Glencore	231,850	393,158	285,167
Purchases from BHH	10,127	46,592	47,804

3. Asset impairment
Helguvik impairment

In November 2016, the arbitration panel in the proceedings between Nordural Helguvik ehf and HS concluded that our agreement with HS was no longer in force. We determined that the lack of a power agreement for the entirety of the project requirements represented an indicator of impairment associated with the Helguvik project.

Our analysis of the project indicated the undiscounted cash flow did not exceed the carrying value of the Helguvik project. Discounted cash flows were utilized to reduce the carrying value of the Helguvik project to fair value. We considered future development plans for the project, the lack of a power agreement for the entirety of the project requirements and long-term forward prices of LME and EDPP along with alumina and power costs. As a result, we recorded an impairment loss of $152,220 representing the net book value of the Helguvik project as of December 31, 2016.

We have classified the aforementioned fair value within Level 3 of the fair value hierarchy, as the significant inputs are not observable.
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
At June 30, 2015, we recorded an impairment charge of $30,850 related to Ravenswood. Based on an asset purchase agreement for the sale of the assets entered into in 2016, we recorded an additional impairment charge of $3,830, included in Ravenswood charges in the consolidated statements of operations for the year ended December 31, 2016. In January 2017, we completed our sale of the Ravenswood facility and assets for $15,000 in cash from the buyer.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We recognized gains on contingent consideration of $18,337 and $7,943, respectively, during the twelve months ended December 31, 2015 and December 31, 2014.
The total net cash consideration paid to Alcoa after final resolution of all post-closing adjustments, including the earn-out provision, was $41,487.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair value measurements
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

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Forward sales contracts	2	Quoted market prices
Fixed for floating swaps	3	Quoted LME forward market, management's estimates of future U.S. Midwest premium
E.ON contingent obligation	3	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$79,014	$—	$—	$79,014
Trust assets	3,147	—	—	3,147
Surety bonds	1,874	—	—	1,874
Derivative instruments	—	—	925	925
TOTAL	$84,035	$—	$925	$84,960
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
Derivative instruments	—	—	253	253
TOTAL	$—	$—	$253	$253

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$102,675	$—	$—	$102,675
Trust assets	5,226	—	—	5,226
Surety bonds	1,870	—	—	1,870
TOTAL	$109,771	$—	$—	$109,771
LIABILITIES:
E.ON contingent obligation – net (1)	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—

(1)	See Note 6 Debt for additional information about the E.ON contingent obligation.

6. Debt

	December 31,
	2016	2015
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,301 and $2,722, respectively, interest payable semiannually	247,699	247,278
Total	$255,514	$255,093

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2016 was .92%.

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG, BNP Paribas and Morgan Stanley Senior Funding Inc., as lenders, are parties to the Amended and Restated Loan and Security Agreement, dated May 24, 2013 (as amended from time to time, the "U.S. revolving credit facility"). The U.S. revolving credit facility has a term through June 26, 2020 and provides for borrowings of up to $150,000 in the aggregate, including up to $110,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.  At

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, there were no outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility in June 2020.
Status of our U.S. revolving credit facility:

December 31, 2016
Credit facility maximum amount	$150,000
Borrowing availability	96,048
Outstanding letters of credit issued	45,944
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	50,104
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50,000 Committed Revolving Credit Facility agreement with Landsbankinn hf., dated November 27, 2013 as amended (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 27, 2018.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Status of our Iceland revolving credit facility:

December 31, 2016
Credit Facility maximum amount	$50,000
Borrowing availability	50,000
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	50,000
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
2021 Notes
General.  On June 4, 2013, we issued $250,000 of our 7.5% Notes due June 1, 2021 (the "2021 Notes") in a private offering exempt from the registration requirements of the Securities Act.  The 2021 Notes were issued at a discount and we received proceeds of $246,330, prior to payment of financing fees and related expenses. The interest rate at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year. The Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral.  The maturity date for the payment of principal is June 1, 2021.
Fair Value.  Fair value for our 7.5% Notes due 2021 was based on the latest trading data available and was $234,220 and $169,220, as of December 31, 2016 and 2015, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Based on the LME forward market prices for primary aluminum at December 31, 2016 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $1,411 and $1,411 in net gain (loss) on forward and derivative contracts for the years ended December 31, 2016 and 2015. These amounts are exactly offset by interest expense on the E.On contingent obligation which is recorded as part of interest expense. In addition, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	December 31, 2016	December 31, 2015
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(8,113)	(6,702)
E.ON contingent obligation – derivative asset	Other liabilities	21,015	19,604
		$—	$—
Industrial Revenue Bonds
General.  As part of the purchase price for our acquisition of the Hawesville facility, we assumed industrial revenue bonds ("IRBs") which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market and interest on the IRBs is paid quarterly. The IRBs are secured by a letter of credit issued under our revolving credit facility and mature on April 1, 2028.
7. Shareholders' equity
Common Stock
As of December 31, 2016 and 2015, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 94,437,418 shares were issued and 87,250,897 shares were outstanding at December 31, 2016; 94,224,571 shares were issued and 87,038,050 shares were outstanding at December 31, 2015.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2016 and 2015, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2016 and December 31, 2015, 75,625 shares and 76,539 were outstanding, respectively.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2016, 2015 and 2014:

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Balance as of December 31, 2013	79,620	4,786,521	88,710,277
Conversion of convertible preferred stock	(1,479)	—	147,952
Issuance for share-based compensation plans	—	—	206,353
Balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	2,400,000	(2,400,000)
Conversion of convertible preferred stock	(1,602)	—	160,162
Issuance for share-based compensation plans	—	—	213,306
Balance as of December 31, 2015	76,539	7,186,521	87,038,050
Conversion of convertible preferred stock	(914)	—	91,362
Issuance for share-based compensation plans	—	—	121,485
Balance as of December 31, 2016	75,625	7,186,521	87,250,897
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Through December 31, 2016, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. We have made no repurchases since April 2015 and have approximately $43,724 remaining under the repurchase program authorization as of December 31, 2016.
8. Inventories
Inventories, at December 31, consist of the following:

	2016	2015
Raw materials	$59,415	$52,121
Work-in-process	35,539	34,025
Finished goods	26,613	15,988
Operating and other supplies	111,996	129,738
Inventories	$233,563	$231,872

9. Property, plant and equipment
Property, plant and equipment, at December 31, consist of the following:

	2016	2015
Land and improvements	$42,654	$42,654
Buildings and improvements	330,254	325,580
Machinery and equipment	1,374,551	1,349,731
Construction in progress	21,106	173,418
	1,768,565	1,891,383
Less accumulated depreciation	(742,280)	(659,127)
Property, plant and equipment - net	$1,026,285	$1,232,256
For the years ended December 31, 2016, 2015 and 2014, we recorded depreciation and amortization expense of $84,780, $80,117 and $70,827, respectively. See Note 3 Asset impairment regarding impairment for our Helguvik project.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2016	2015
Defined benefit plan liabilities	$(125,917)	$(121,910)
Gain (loss) on financial instruments	2,860	(1,435)
Other comprehensive loss before income tax effect	(123,057)	(123,345)
Income tax effect (1)	9,164	10,695
Accumulated other comprehensive loss	$(113,893)	$(112,650)

(1)	The allocation of the income tax effect to the components of other comprehensive income is as follows:

	2016	2015
Defined benefit plan liabilities	$9,736	$11,243
Gain (loss) on financial instruments	(572)	(548)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Equity in investee other comprehensive income	Gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2013	(77,921)	(12,232)	(1,679)	(91,832)
Other comprehensive income (loss) before reclassifications	(42,926)	(419)	—	(43,345)
Net amount reclassified to net income	4,995	—	(151)	4,844
Elimination of equity in investee resulting from acquisition	—	12,651	—	12,651
Balance, December 31, 2014	(115,852)	—	(1,830)	(117,682)
Other comprehensive income before reclassifications	7,311	—	—	7,311
Net amount reclassified to net loss	(2,126)	—	(153)	(2,279)
Balance, December 31, 2015	$(110,667)	$—	$(1,983)	$(112,650)
Other comprehensive income before reclassifications	$(9,521)	$—	$—	$(9,521)
Net amount reclassified to net loss	4,007	—	4,271	8,278
Balance, December 31, 2016	$(116,181)	$—	$2,288	$(113,893)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Gains (Losses) Reclassified from AOCL to the Consolidated Statements of Operations
AOCL Components	Location	2016	2015	2014
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$3,464	$(1,696)	$6,237
	Selling, general and administrative expenses	465	235	569
	Other operating expense, net	1,585	904	—
	Income tax expense	(1,507)	(1,569)	(1,811)
	Net of tax	$4,007	$(2,126)	$4,995

Equity in investee other comprehensive income	Cost of goods sold	$—	$—	$—
	Income tax expense	—	—	(419)
	Net of tax	$—	$—	$(419)

Gain (loss) on financial instruments	Cost of goods sold	$(185)	$(186)	$(185)
	Helguvik impairment	4,480	—	—
	Income tax benefit	(24)	33	34
	Net of tax	$4,271	$(153)	$(151)

11. Pension and other postretirement benefits
Pension Benefits
We maintain noncontributory defined benefit pension plans for certain domestic hourly and salaried employees.  For the eligible domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act 1974 ("ERISA"). In addition, we maintain the SERB plan for certain current and former executive officers which is frozen to future accruals.
Partial Freeze
In 2014, the Salaried Pension Plan was amended to eliminate future accruals for participants who are under age 50 as of January 1, 2015. The plan was also closed to new entrants. The amendment decreased the plans' projected benefit obligations by approximately $6,600 and a curtailment charge of $263 was recorded in 2014. In 2015, the South Carolina Plan was merged into the Salaried Plan. The participants in the South Carolina component of the merged Plan are not affected by the partial plan freeze and the plan is still open to new hourly employees.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PBGC settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We made contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contribution during 2014 or 2016. We have elected to defer other payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9,600.
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
Obligations and Funded Status
The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$326,571	$336,292	$132,550	$158,781
Service cost	4,651	6,346	1,003	1,970
Interest cost	13,892	13,388	5,595	5,985
Plan amendments	—	—	—	(1,758)
Actuarial loss (gain)	12,761	(11,429)	1,919	(18,150)
Medicare Part D	—	—	38	—
Benefits paid	(29,828)	(19,247)	(7,249)	(5,878)
Curtailment	—	1,221	—	(8,400)
Benefit obligation at end of year	$328,047	$326,571	$133,856	$132,550

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		OPEB
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$280,862	$305,520	$—	$—
Actual return on plan assets	23,932	(11,321)	—	—
Employer contributions	1,775	5,910	7,211	5,878
Medicare Part D subsidy received	—	—	38	—
Benefits paid	(29,828)	(19,247)	(7,249)	(5,878)
Fair value of assets at end of year	$276,741	$280,862	$—	$—

	Pension		OPEB
	2016	2015	2016	2015
Funded status of plans:
Funded status	$(51,306)	$(45,709)	$(133,856)	$(132,550)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	(1,813)	(1,743)	(7,501)	(6,551)
Non-current liabilities	(49,493)	(43,966)	(126,355)	(125,999)
Net amount recognized	$(51,306)	$(45,709)	$(133,856)	$(132,550)

Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$83,451	$80,514	$47,957	$49,562
Prior service cost (benefit)	1,104	1,211	(6,595)	(9,377)
Total	$84,555	$81,725	$41,362	$40,185
Pension Plans That Are Not Fully Funded
At December 31, 2016, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $328,047, $322,356 and $276,741, respectively.
At December 31, 2015, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $326,571, $319,873 and $280,862, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2016	2015	2014	2016	2015	2014
Service cost	$4,651	$6,346	$5,605	$1,003	$1,970	$1,591
Interest cost	13,892	13,388	11,629	5,595	5,985	6,420
Expected return on plan assets	(18,774)	(21,241)	(14,694)	—	—	—
Amortization of prior service costs	106	110	77	(2,781)	(3,728)	(3,844)
Amortization of net loss	4,666	3,980	1,907	3,537	3,814	3,704
Settlements	—	—	4,701	—	—	—
Curtailment cost (benefit)	—	1,235	263	—	(4,266)	—
Net periodic benefit cost	$4,541	$3,818	$9,488	$7,354	$3,775	$7,871
Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2016	2015	2016	2015
Net loss (gain)	$7,603	$21,133	$1,919	$(26,686)
Prior service cost (benefit)	—	—	—	(1,758)
Amortization of net loss, including recognition due to settlement	(4,666)	(3,980)	(3,537)	(3,814)
Amortization of prior service benefit (cost), including recognition due to curtailment	(106)	(124)	2,781	8,475
Total amount recognized in other comprehensive loss	2,831	17,029	1,163	(23,783)
Net periodic benefit cost	4,541	3,818	7,354	3,775
Total recognized in net periodic benefit cost and other comprehensive loss	$7,372	$20,847	$8,517	$(20,008)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2017
	Pension	OPEB
Amortization of net loss	$4,926	$3,645
Amortization of prior service cost (benefit)	106	(2,781)

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2016	2015	2016	2015
Discount rate (1)	4.19%	4.44%	4.20%	4.50%
Rate of compensation increase (2)	3%/4%	3%/4%	3%/4%	3%/4%
Measurement date	12/31/2016	12/31/2015	12/31/2016	12/31/2015

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2016	2015	2014	2016	2015	2014
Measurement date	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Fiscal year end	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014
Discount rate (1)	4.44%	4.05%	4.89%	4.50%	4.00%	4.99%
Rate of compensation increase (2)	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%
Expected return on plan assets (3)	7.10%	7.16%	7.25%	—	—	—

(1)	We use the Ryan Above Median Discount Rate Curve ("Ryan Curve") to determine the discount rate.

(2)
For 2016, the rate of compensation increase is 3% per year for the first two years and 4% per year for year three and thereafter. For 2015, the rate of compensation increase is 3% per year for the first three years and 4% per year for year four and thereafter. For 2014, the rate of compensation increase is 3% per year for the first four years and 4% per year for year five and thereafter.

(3)
The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

For measurement purposes, medical cost inflation is initially estimated to be 7.0%, declining to 4.5% over eleven years and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2016:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$933	$(769)
Effect on accumulated postretirement benefit obligation	16,968	(14,290)

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

Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2016 Target	December 31, 2016	December 31, 2015
Equities:
U.S. equities	33%	34%	30%
International equities	22%	22%	20%
Fixed income	45%	44%	50%
		100%	100%

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Pension Plans’ assets included under the fair value hierarchy:

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$93,773	$—	$—	$93,773
International equities	61,453	—	—	61,453
Fixed income	121,515	—	—	121,515
Total	$276,741	$—	$—	$276,741
As of December 31, 2015
Equities:
U.S. equities	$86,723	$—	$—	$86,723
International equities	54,769	—	—	54,769
Fixed income	139,370	—	—	139,370
Total	$280,862	$—	$—	$280,862
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
Pension and OPEB Cash Flows
During 2016 and 2015, we made contributions of approximately $1,775 and $5,910, respectively, to the qualified defined benefit and SERB plans we sponsor.
We expect to make the following contributions for 2017:

2017
Expected pension plan contributions	$1,813
Expected OPEB benefits payments	7,501
Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2017	$19,705	$7,501
2018	19,562	7,519
2019	20,429	7,855
2020	20,929	8,055
2021	20,819	8,287
2022 – 2026	102,567	35,560

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Participation in Multi-employer Pension Plans
The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USWA") sponsored multi-employer plan.  Our contributions to the plan are determined at a fixed rate per hour worked. Currently, we do not have any plans to withdraw from or curtail participation in this plan.  The risks of participating in a multi-employer plan are different from single-employer plans in the following respects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If a participating employer chooses to stop participating in a multi-employer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Century’s participation in the plan for the year ended December 31, 2016, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2016 (1)	Green
Pension Protection Act Zone Status 2015 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2016	$788
Contributions of Century Aluminum 2015	$1,618
Contributions of Century Aluminum 2014	$2,164
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2020

(1)
The most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan's year-end December 31, 2015 and December 31, 2014, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made by those affected by the amendment. The expense related to the plan was $3,945, $5,446, and $1,547 for 2016, 2015 and 2014, respectively.
12. Share-based compensation
Amended and Restated Stock Incentive Plan — We award restricted share units and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 6,595,000 shares remaining at December 31, 2016.  Our share-based compensation consists of service-based and performance-based share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service.  In the past, we have granted stock options that

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have a term of 10 years and typically vest one-third on the grant date and an additional one-third on the first and second anniversary dates of the grant.  Our most recent grant of stock options was in 2009.
As of December 31, 2016, options to purchase 359,570 shares of common stock and 741,036 service-based share awards were outstanding.
A summary of activity under our Stock Incentive Plan during the year ended December 31, 2016 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	443,737	$27.06
Exercised	—	—
Forfeited/expired	(84,167)	36.06
Outstanding, fully vested and exercisable at December 31, 2016 (1)	359,570	$24.95	1.61	$424

(1)
As the result of actions in 2011 that were determined to be a "change of control" under the Stock Incentive Plan, all options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century. Of the 359,570 outstanding options at December 31, 2016 there are 210,905 options with an exercise price of $6.55 per share that expire in May 2019.

Long-Term Incentive Plan — We also grant annual long-term incentive awards under our Amended and Restated Long-Term Incentive Plan (the "LTIP"). The LTIP is designed to provide senior-level employees the opportunity to earn long-term incentive awards through the achievement of performance goals and to align compensation with the interests of our stockholders by linking compensation to share price appreciation and total stockholder return over a multi-year period. Awards made under the LTIP are granted subject to the Stock Incentive Plan to the extent the award is deliverable in stock. We provide two types of LTIP awards: time-vested share units and performance units.
Time-vested share units are stock-settled awards which do not contain any performance-based vesting requirements.  Performance units can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. We recorded a performance unit liability for approximately $5,511 and $4,853 as of December 31, 2016 and 2015, respectively. Both the performance units and time-vested share units vest, in their entirety, after three years.

Service-based share awards
Outstanding at January 1, 2016	541,304
Granted	528,189
Vested	(197,724)
Forfeited	(130,733)
Outstanding at December 31, 2016	741,036

	Year ended December 31,
	2016	2015	2014
Weighted average per share fair value of service-based share grants	$7.14	$4.21	$15.31
Total intrinsic value of option exercises	—	—	1,011
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the compensation cost recognized for the years ended December 31, 2016, 2015 and 2014 for all options, service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2016	2015	2014
Share-based compensation expense reported:
Performance-based share expense	$1,441	$1,587	$1,090
Service-based share expense	1,263	257	244
Total share-based compensation expense before income tax	2,704	1,844	1,334
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$2,704	$1,844	$1,334
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2016, 2015 and 2014. As of December 31, 2016, we had unrecognized compensation cost of $1,872 before taxes.  This cost will be recognized over a weighted average period of two years.
13. Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
The following table shows the basic and diluted earnings (loss) per share for 2016, 2015, and 2014:

	For the year ended December 31, 2016
	Net loss	Shares (000)	Per-Share
Net loss	$(252,415)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:
Net loss allocated to common stockholders	$(252,415)	87,064	$(2.90)

	For the year ended December 31, 2015
	Net loss	Shares (000)	Per-Share
Net loss	$(59,310)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:
Net loss allocated to common stockholders	$(59,310)	87,375	$(0.68)

	For the year ended December 31, 2014
	Net income	Shares (000)	Per-Share
Net income	$126,474
Amount allocated to common stockholders	91.81%
Basic EPS:
Net income allocated to common stockholders	$116,116	88,823	$1.31
Effect of dilutive securities:
Share-based compensation plans		605
Diluted EPS:	$116,116	89,428	$1.30

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities excluded from the calculation of diluted EPS:
	2016	2015	2014
Stock options (1)	105,453	356,634	320,553
Service-based share awards (1)	840,402	608,914	—

(1)
In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share.

14. Income taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2016	2015	2014
U.S.	$(86,545)	$(62,203)	$91,026
Foreign	(164,320)	21,081	52,451
Total	$(250,865)	$(41,122)	$143,477

Significant components of the income tax expense consist of the following:
	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal current expense (benefit)	$(231)	$—	$(112)
State current expense (benefit)	(130)	(706)	2,252
Foreign current expense	5,726	13,473	15,098
Total current expense	5,365	12,767	17,238
Deferred:
U.S. federal deferred benefit	(1,564)	(1,564)	(1,696)
State deferred benefit	—	—	(12)
Foreign deferred tax expense	(977)	(1,927)	2,778
Total deferred benefit	(2,541)	(3,491)	1,070
Total income tax expense	$2,824	$9,276	$18,308

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2016	2015	2014
Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent differences	7.7	1.9	4.3
State taxes, net of Federal benefit	6.1	(16.0)	(6.2)
Rate change - foreign	(4.2)	—	—
Foreign earnings taxed at different rates than U.S.	(13.5)	3.0	(1.3)
Valuation allowance	(27.5)	(56.6)	(26)
Changes in uncertain tax reserves	(1.0)	(4.2)	0.6
Other	(3.7)	14.3	6.4
Effective tax rate	(1.1)%	(22.6)%	12.8%

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
Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2016	2015
Deferred tax assets:
Accrued postretirement benefit cost	$69,725	$78,518
Accrued liabilities	4,679	1,080
Share-based compensation	6,071	6,421
Goodwill	5,539	7,949
Net operating losses and tax credits	739,712	700,819
Foreign basis differences	13,929	2,083
Ravenswood retiree legal settlement	8,683	—
Other	5,747	10,128
Total deferred tax assets	854,085	806,998
Valuation allowance	(839,082)	(768,764)
Net deferred tax assets	$15,003	$38,234
Deferred tax liabilities:
Tax over financial statement depreciation	$(119,378)	$(125,386)
Unremitted foreign earnings	(808)	(18,901)
Total deferred tax liabilities	(120,186)	(144,287)
Net deferred tax liability	$(105,183)	$(106,053)
Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  When a valuation allowance is established or increased, an income tax charge is included in the consolidated statement of operations and net deferred tax assets are adjusted accordingly.  Future changes in tax laws, statutory tax rates and taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements.  If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision.
We have a valuation allowance of $839 million recorded for all of our U.S. deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2016.
The changes in the valuation allowance are as follows:

	2016	2015	2014
Beginning balance, valuation allowance	$768,764	$748,283	$765,023
Release of valuation allowance	(6,007)	—	—
Other change in valuation allowance	76,325	20,481	(16,740)
Ending balance, valuation allowance	$839,082	$768,764	$748,283

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of our net operating loss carryforwards ("NOLs") are as follows:

	2016	2015
Federal (1)	$1,510,558	$1,470,251
State (2)	1,901,554	2,094,687
Foreign (3)	540,819	466,743

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOLs begin to expire in 2027.

(3)	The Icelandic NOL begins to expire in 2017; Dutch NOL begins to expire in 2022.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2016	2015	2014
Balance as of January 1,	$3,800	$2,000	$1,200
Additions based on tax positions related to the current year	2,700	1,800	1,100
Decreases due to lapse of applicable statute of limitations	(100)	—	(300)
Settlements	—	—	—
Balance as of December 31,	$6,400	$3,800	$2,000

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

The components of our unrecognized tax positions are as follows:

	2016	2015	2014
Highly certain tax positions	$6,300	$3,700	$1,900
Other unrecognized tax benefits	100	100	100
Gross unrecognized tax benefits	$6,400	$3,800	$2,000
Accrued interest and penalties related to unrecognized tax benefits	$—	$—	$—
Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions.
Our federal income tax returns have been reviewed by the IRS through 2010.  However, we have NOLs beginning in 2008 that are available for carryforward to future years.  Under U.S. tax law, NOLs may be adjusted by the IRS until the statute of limitations expires for the year in which the NOL is used.  Accordingly, our 2008 and later NOLs may be reviewed until they are used or expire.  Material state and local income tax matters have been concluded for years through 2006.  The majority of our state returns beginning in 2008 are subject to examination.
As of December 31, 2016, we had federal net operating loss carryforwards of $1,510,558. Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
Our Icelandic tax returns have been reviewed through the 2012 tax year.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016 and 2015 we had income taxes payable of $5,745 and $13,092, respectively. The income taxes payable are included within accrued and other current liabilities in our Consolidated Balance Sheets.
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
We accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $998 and $1,112 at December 31, 2016 and 2015, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
Vernon
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Through December 31, 2016, our affiliate Virgin Islands Alumina Corporation LLC, has expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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
On February 9, 2017, CAWV entered into a settlement agreement in potential settlement of these actions. Under the terms of the settlement agreement, CAWV has agreed to make payments into a trust for the benefit of the CAWV retirees in the aggregate amount of $23,000 over the course of 10 years, with $5,000 payable upon final approval by the court of the settlement agreement and $2,000 payable annually thereafter for nine years. We recognized a $23,000 liability in the consolidated balance sheets with a corresponding expense included in Ravenswood charges in the consolidated statements of operations in 2016. The settlement agreement is subject to final court approval which is not expected before the third quarter of 2017.
PBGC Settlement
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the February 2009 curtailment of operations at the facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We made contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contribution during 2014 and 2016. We have elected to defer other payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9,600.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2018, extending year to year thereafter unless a one year notice is given.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2018, extending year to year thereafter unless a one year notice is given.
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
In late 2016, Grundartangi reached an agreement with Landsvirkjun for an extension of the 161MW power contract that would have expired in October 2019. Under the terms of the extension, Landsvirkjun will continue to supply 161MW of power to Grundartangi from November 1, 2019 through December 31, 2023. Grundartangi will continue to pay LME-based variable rates through October 2019 and thereafter will pay rates based on the market price for power in the Nord Pool power market.
Helguvik
Nordural Helguvik ehf ("Nordural Helguvik") has a power purchase agreement with OR to provide a portion of the power requirements to the Helguvik project. The agreement would provide power at LME-based variable rates and contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The agreement also contains certain conditions to OR’s obligations and OR has alleged that certain of these conditions have not been satisfied.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 63% of our total workforce.
Approximately 83% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement which is effective through December 31, 2019 that establishes wages and work rules for covered employees. 100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME") by a labor agreement that is effective to June 1, 2018. The FME negotiates working conditions with trade unions on behalf of its members.
Approximately 54% of our U.S. based work force is represented by USW. The labor agreement for CAKY's Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees at the Sebree smelter is effective through October 28, 2019.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Asset retirement obligations ("ARO")
The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2016	2015
Beginning balance, ARO liability	$35,165	$36,950
Additional ARO liability incurred	1,272	3,797
ARO liabilities settled	(1,930)	(5,514)
Accretion expense	1,903	1,818
Adjustments	(992)	(1,886)
Ending balance, ARO liability	$35,418	$35,165

17. Supplemental cash flow information

	Year Ended December 31,
	2016	2015	2014
Cash paid for:
Interest	$19,511	$18,781	$19,066
Income/withholding taxes (1)	13,904	24,125	12,189
Non-cash investing activities:
Accrued capital costs	$3,018	$777	$744

(1)
We paid withholding taxes in Iceland on intercompany dividends of zero, $8,388 and $5,491 during the years ended December 31, 2016, 2015 and 2014, respectively. Such withholding taxes are then refunded to us in the following year.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly information (Unaudited)
Financial results by quarter for the years ended December 31, 2016 and 2015 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
2016
4th Quarter (1)	$339,836	$5,057	$(168,464)	$(168,464)	$(1.93)	$(1.93)
3rd Quarter (2)	333,650	(17,612)	(58,273)	(58,273)	(0.67)	(0.67)
2nd Quarter (3)	326,754	5,582	(9,515)	(9,515)	(0.11)	(0.11)
1st Quarter (4)	318,854	(3,052)	(16,163)	(16,163)	(0.19)	(0.19)
2015
4th Quarter (5)	$383,915	$(18,701)	$(43,080)	$(43,080)	$(0.50)	$(0.50)
3rd Quarter (6)	454,540	(42,423)	(56,112)	(56,112)	(0.65)	(0.65)
2nd Quarter (7)	523,491	8,342	(33,897)	(33,897)	(0.39)	(0.39)
1st Quarter (8)	587,911	94,095	73,779	67,813	0.76	0.76

(1)	The fourth quarter of 2016 was unfavorably impacted by a $152,200 impairment charge for Helguvik and a $6,900 charge related to discrete tax items.

(2)	The third quarter of 2016 was unfavorably impacted by a $3,800 impairment charge related to Ravenswood assets and $23,000 charge related to the Ravenswood retiree medical proposed settlement.

(3)	The second quarter of 2016 was unfavorably impacted by a $4,900 LCM adjustment to cost of goods sold.

(4)	The first quarter of 2016 was favorably impacted by a $5,800 LCM adjustment to cost of goods sold.

(5)
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

(6)
The third quarter of 2015 was impacted by a $5,324 unfavorable lower of cost or market adjustment to cost of goods sold, $1,400 for labor disruption and $2,900 for partial curtailment expenses at Hawesville.

(7)
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

(8)
The first quarter of 2015 included a $6,527 gain on fair value of contingent consideration partially offset by $1,570 of signing bonuses related to a new labor contract at Grundartangi and a $1,000 severance charge for a former executive.

19. Business segments
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2016	2015	2014
Primary	$1,492,964	$1,706,032	$1,987,727
Corporate, unallocated	47,363	46,436	37,331
Total assets	$1,540,327	$1,752,468	$2,025,058

(1)
Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2016	2015	2014
Net sales:
United States	$808,912	$1,373,714	$1,370,570
Iceland	510,182	576,143	560,472
Long-lived assets: (1)
United States	$395,107	$408,722	$497,057
Iceland	625,897	801,268	831,507
Other	78,701	94,421	95,752

(1)	Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
The following table shows our major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The net sales revenue for these customers is as follows:

	Year Ended December 31,
	2016	2015	2014
Glencore	$1,178,631	$1,867,711	$1,262,101
Southwire	—	—	226,740
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, also the principal financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer, also the principal financial officer, concluded that our disclosure controls and procedures were effective.

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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2016.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2017, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2017.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2017, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2017, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2017.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2017, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2017.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2017, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2017.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the consolidated financial statements

(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
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
		10-K	001-34474	March 7, 2016
10.8
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 7.5% Senior Secured Notes.
		8-K	001-34474	June 10, 2013
10.9	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-34474	June 10, 2013
10.10	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.11	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	011-34474	April 15, 2016
10.12	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.13	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.14	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.15	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.16	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008

10.17
Amended and Restated Aluminum Purchase Agreement, dated as of February 23, 2015, by and between Century Aluminum Company, NSA General Partnership, Century Aluminum Sebree LLC, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc. and Glencore Ltd.**
		10-Q	001-34474	May 1, 2015
10.18	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.19	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.20	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.21	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.22	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-34474	March 2, 2015
10.23	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan.*	8-K	001-34474	March 25, 2013
10.24	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.25	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.26	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.27	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.28	Form of Time-Vesting Performance Share Unit Award Agreement.*	8-K	001-34474	June 27, 2014
10.29	Form of Performance Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period and the January 1, 2015 to December 31, 2017 performance period.*	8-K	001-34474	June 27, 2014
10.30	Form of Performance Unit Award Agreement for the January 1, 2016 to December 31, 2018 performance period.*	8-K	001-34474	March 24, 2016
10.31	Form of Stock Option Agreement - Employee.*	10-K	000-27918	March 16, 2006
10.32	Form of Amendment No. 1 to the Stock Option Agreement - Employee.*	10-Q	001-34474	August 9, 2011
10.33	Non-Employee Directors Stock Option Plan.*	S-1	33-95486	March 28, 1996
10.34	Form of Stock Option Agreement - Non-Employee Director.*	10-K	000-27918	March 16, 2006
10.35	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 4, 2015
10.36	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 4, 2015
10.37	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer	X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated:	March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL A. BLESS	President and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 14, 2017
Michael A. Bless

*	Chairman	March 14, 2017
Terence Wilkinson

*	Director	March 14, 2017
Jarl Berntzen

*	Director	March 14, 2017
Errol Glasser

*	Director	March 14, 2017
Daniel Goldberg

/s/ STEPHEN K. HEYROTH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2017
Stephen K. Heyroth

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact