Form 10-K/A
period 2016-12-31
CENTURY ALUMINUM CO
filed 2017-03-16
CIK 949157

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, initially filed with the Securities and Exchange Commission on March 14, 2017 (the “Original Filing”), is being filed to include the following exhibits which were inadvertently omitted from the Original Filing:

21.1 List of Subsidiaries
23.1 Consent of Deloitte & Touche LLP
24.1 Powers of Attorney

Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

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
Electrical power represents our single largest operating cost. As a result, the availability of reliable electrical power at competitive prices is critical to the profitability of our operations.  Historically, our domestic operations relied on long-term fixed price power supply agreements or power supply agreements based on tariff and/or cost-based pricing. Over the past several years, we have migrated our operations to market-based electrical power supply agreements. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. Our Grundartangi plant is also currently supplied power at prices linked to the LME price for aluminum, however, beginning in November of 2019, approximately 30% of our power requirements at Grundartangi will be priced based on the market price for power in the Nord Pool power market. Market-based energy prices are driven in large part by coal and natural gas prices and weather-influenced electric loads. For 2015 and 2016, both natural gas prices and weather conditions were moderate and market-based energy prices were substantially below the cost-based utility rate that the smelters would otherwise have paid. The lower power costs allowed us to maintain production levels at our Kentucky operations in 2015 and 2016 that would not otherwise have been practical given aluminum prices during such periods.
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

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated:	March 15, 2017