Form 10-Q
period 2017-03-31
CENTURY ALUMINUM CO
filed 2017-05-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The registrant had 87,262,175 shares of common stock outstanding at April 30, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2017	2016
NET SALES:
Related parties	$280,573	$280,377
Other customers	85,213	38,477
Total net sales	365,786	318,854
Cost of goods sold	348,935	321,906
Gross profit (loss)	16,851	(3,052)
Selling, general and administrative expenses	10,702	9,625
Other operating expense - net	973	881
Operating income (loss)	5,176	(13,558)
Interest expense	(5,571)	(5,493)
Interest income	230	114
Net gain (loss) on forward and derivative contracts	(16,137)	353
Other income (expense) - net	384	(6)
Loss before income taxes and equity in earnings of joint ventures	(15,918)	(18,590)
Income tax benefit (expense)	308	2,070
Loss before equity in earnings of joint ventures	(15,610)	(16,520)
Equity in earnings of joint ventures	471	357
Net loss	$(15,139)	$(16,163)

Net loss allocated to common stockholders	$(15,139)	$(16,163)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	87,254	87,040

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)
	Three months ended March 31,
	2017	2016
Comprehensive loss:
Net loss	$(15,139)	$(16,163)
Other comprehensive income (loss) before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(46)	(46)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(311)	(667)
Amortization of net loss during the period	2,143	1,919
Other comprehensive income before income tax effect	1,786	1,206
Income tax effect	(1,074)	(383)
Other comprehensive income	712	823
Total comprehensive loss	$(14,427)	$(15,340)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$125,895	$132,403
Restricted cash	797	1,050
Accounts receivable - net	36,225	12,432
Due from affiliates	11,789	16,651
Inventories	244,720	233,563
Prepaid and other current assets	18,968	22,210
Assets held for sale	—	22,313
Total current assets	438,394	440,622
Property, plant and equipment - net	1,012,564	1,026,285
Other assets	74,849	73,420
TOTAL	$1,525,807	$1,540,327
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$88,701	$94,960
Due to affiliates	20,020	15,368
Accrued and other current liabilities	58,094	50,100
Accrued employee benefits costs	10,914	10,917
Industrial revenue bonds	7,815	7,815
Total current liabilities	185,544	179,160
Senior notes payable	247,809	247,699
Accrued pension benefits costs - less current portion	48,863	49,493
Accrued postretirement benefits costs - less current portion	126,729	126,355
Other liabilities	64,608	72,026
Deferred taxes	109,510	108,939
Total noncurrent liabilities	597,519	604,512
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	1	1
Common stock (Note 7)	944	944
Additional paid-in capital	2,515,647	2,515,131
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(113,181)	(113,893)
Accumulated deficit	(1,574,391)	(1,559,252)
Total shareholders’ equity	742,744	756,655
TOTAL	$1,525,807	$1,540,327

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,139)	$(16,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on forward and derivative contracts	13,978	—
Unrealized gain on E.ON contingent obligation	(353)	(353)
Lower of cost or market inventory adjustment	(3,880)	(5,784)
Depreciation and amortization	20,938	21,260
Pension and other postretirement benefits	1,576	632
Deferred income taxes	(95)	(3,587)
Stock-based compensation	477	321
Equity in earnings of joint ventures, net of dividends	(393)	(357)
Change in operating assets and liabilities:
Accounts receivable - net	(23,793)	(3,193)
Due from affiliates	4,862	1,939
Inventories	(4,677)	17,648
Prepaid and other current assets	4,726	14,290
Accounts payable, trade	(4,377)	(5,983)
Due to affiliates	3,296	(5,372)
Accrued and other current liabilities	(4,905)	1,253
Other - net	(3,585)	(1,648)
Net cash (used in) provided by operating activities	(11,344)	14,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,045)	(3,835)
Proceeds from sale of Ravenswood	13,585	—
Restricted and other cash deposits	253	—
Net cash provided by (used in) investing activities	4,793	(3,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	233	371
Repayments under revolving credit facilities	(233)	(371)
Issuance of common stock	43	—
Net cash provided by financing activities	43	—
CHANGE IN CASH AND CASH EQUIVALENTS	(6,508)	11,068
Cash and cash equivalents, beginning of period	132,403	115,393
Cash and cash equivalents, end of period	$125,895	$126,461

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2017 and 2016
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
The Company adopted Accounting Standard Update 2016-09 "Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting," as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

2.	Related party transactions
Our significant related party transactions occurring during the three months ended March 31, 2017 and 2016 are described below. We believe that all of the transactions with our related parties were on terms that approximate market.
Glencore ownership
As of March 31, 2017, Glencore plc and its affiliates (together "Glencore") owned 42.9% of Century’s outstanding common stock (47.5% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts.
Sales to Glencore
For the three months ended March 31, 2017 and 2016 we derived approximately 77% and 88%, respectively, of our consolidated sales from Glencore.

Glencore purchased aluminum produced at our North American smelters during 2016 under a purchase and sale agreement, effective as of December 31, 2014 (the "2015-2016 US Sales Agreement"). The 2015-2016 US Sales Agreement expired on December 31, 2016. We have since entered into a new agreement with Glencore pursuant to which Glencore has agreed to purchase aluminum produced at our North American smelters in 2017. The pricing for aluminum sold under these agreements is determined by reference to the Midwest Transaction Price plus additional negotiated product premiums.
We have also entered into an agreement with Glencore pursuant to which Glencore has agreed to purchase substantially all of the primary aluminum produced at Grundartangi through 2017 at prices based on the LME price for primary aluminum plus the European Duty Paid premium and any applicable product premiums.
Glencore purchases the aluminum we produce for resale.
Purchases from Glencore
We purchase alumina from Glencore under a long-term supply agreement and on a spot basis. Pursuant to our current agreement, Glencore has agreed to supply us with alumina through 2017 at prices indexed to the LME price of primary aluminum. In 2016 and 2017, upon mutual agreement, all of our purchases from Glencore under this agreement were priced based on a published alumina index.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Financial contracts with Glencore
During 2017, we entered into certain financial contracts with Glencore. Refer to Note 15 Derivatives to the consolidated financial statements included herein.
Transactions with Baise Haohai Carbon Co., Ltd. ("BHH")
We own a 40% stake in BHH, a joint venture that owns a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have an agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2017.
Summary
A summary of the aforementioned significant related party transactions for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016
Net sales to Glencore	$280,573	$280,377
Purchases from Glencore	71,581	44,013
Purchases from BHH	2,780	2,383

3.	Ravenswood property sale

On July 27, 2015, we announced the immediate and permanent closure of our Ravenswood, West Virginia aluminum smelter ("Ravenswood") which had been idled since February 2009. The decision to permanently close Ravenswood was based on the inability to secure a competitive power contract for the smelter, compounded by challenging aluminum market conditions largely driven by increased exports of aluminum from China.

In January 2017, we completed our sale of the Ravenswood facility and associated assets for an aggregate purchase price of $15,000 in cash from the buyer.

4.	Business acquisitions
Acquisition of Mt. Holly aluminum smelter

In 2014, our wholly-owned subsidiary, Berkeley Aluminum Inc. (“Berkeley”, which already owned 49.7% of the Mt. Holly smelter) entered into a stock purchase agreement (the "Stock Purchase Agreement") with Alumax Inc. ("Alumax"), a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"), pursuant to which Berkeley acquired all of the issued and outstanding shares of Alumax of South Carolina, Inc. ("Alumax of SC") and thereby became the owner of 100% of the Mt. Holly smelter.  Pursuant to the terms of the Stock Purchase Agreement, Berkeley acquired all of the issued and outstanding shares of capital stock of Alumax of SC for $67,500 in cash subject to a contingent earn-out payment, working capital and other similar adjustments.  We received payments from Alcoa of $12,500 in settlement of the contingent consideration in March 2016, $11,313 for economic and working capital adjustments in April 2015 and $2,400 at closing which was primarily for post-employment benefits.  The total net cash consideration paid to Alcoa after final resolution of all post-closing adjustments, including the earn-out provision, was $41,487.  Immediately following the consummation of the transaction, Berkeley merged with and into Alumax of SC with Alumax of SC surviving and changing its name to Century Aluminum of South Carolina, Inc.

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

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Forward financial sales	2	Quoted market prices
Fixed for floating swaps	3	Quoted market prices, management's estimates of future U.S. Midwest premium
E.ON contingent obligation	3	Quoted market prices, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations

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

Recurring Fair Value Measurements	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$103,286	$—	$—	$103,286
Trust assets	3,138	—	—	3,138
Surety bonds	1,618	—	—	1,618
Derivatives	—	—	1,610	1,610
TOTAL	$108,042	$—	$1,610	$109,652

LIABILITIES:
E.ON contingent obligation - net	$—	$—	$—	$—
Derivatives	—	13,015	1,900	14,915
TOTAL	$—	$13,015	$1,900	$14,915

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$79,014	$—	$—	$79,014
Trust assets	3,147	—	—	3,147
Surety bonds	1,874	—	—	1,874
Derivatives	—	—	925	925
TOTAL	$84,035	$—	$925	$84,960
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$—	$—
Derivatives	—	—	253	253
TOTAL	$—	$—	$253	$253

6.	Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive securities.
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
The following table shows the basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017			2016
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(15,139)			$(16,163)
Amount allocated to common stockholders	100.00%			100.00%
Basic and diluted EPS:
Net loss allocated to common stockholders	$(15,139)	87,254	$(0.17)	$(16,163)	87,040	$(0.19)

Securities excluded from the calculation of diluted EPS:	Three months ended March 31,
	2017	2016

Stock options	207,716	393,237
Service-based share awards	1,037,320	498,809

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

7.	Shareholders’ equity
Common Stock
As of March 31, 2017 and December 31, 2016, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 94,448,636 shares were issued and 87,262,115 shares were outstanding at March 31, 2017; 94,437,418 shares were issued and 87,250,897 shares were outstanding at December 31, 2016.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Stock Repurchase Program
In 2011, our Board of Directors approved a $60,000 common stock repurchase program which was expanded in 2015 to $130,000. Through March 31, 2017 we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. We have made no share repurchases since April 2015 and we have $43,724 remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Preferred Stock
As of March 31, 2017 and December 31, 2016 we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock, all of which are held by Glencore, and at March 31, 2017 and December 31, 2016, 75,577 and 75,625 shares were outstanding, respectively. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common for each share of preferred stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the three months ended March 31, 2017 and 2016.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Conversion of convertible preferred stock	(48)	—	4,795
Issuance for share-based compensation plans	—	—	6,423
Ending balance as of March 31, 2017	75,577	7,186,521	87,262,115

Beginning balance as of December 31, 2015	76,539	7,186,521	87,038,050
Conversion of convertible preferred stock	(93)	—	9,305
Issuance for share-based compensation plans	—	—	12,378
Ending balance as of March 31, 2016	76,446	7,186,521	87,059,733

8.	Income taxes
We recorded an income tax benefit for the three months ended March 31, 2017 and 2016 of $308 and $2,070, respectively, which primarily consisted of foreign income taxes.
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
As of March 31, 2017, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

9.	Inventories

Inventories consist of the following:
	March 31, 2017	December 31, 2016
Raw materials	$74,121	$59,415
Work-in-process	41,331	35,539
Finished goods	22,440	26,613
Operating and other supplies	106,828	111,996
Total inventories	$244,720	$233,563
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

10.	Debt

	March 31, 2017	December 31, 2016
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,191 and $2,301, respectively, interest payable semiannually	247,809	247,699
Total	$255,624	$255,514

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2017 was 1.11%.

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
Status of our U.S. revolving credit facility:

March 31, 2017
Credit facility maximum amount	$150,000
Borrowing availability	115,288
Outstanding letters of credit issued	65,764
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	49,524
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

March 31, 2017
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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $250,000 and $234,220, as of March 31, 2017 and December 31, 2016, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,110 and $998 at March 31, 2017 and December 31, 2016, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. Costs for ongoing environmental compliance, including maintenance and monitoring are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Through March 31, 2017, our affiliate, Virgin Islands Alumina Corporation LLC, has expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.
On February 9, 2017, CAWV entered into a settlement agreement in potential settlement of these actions. Under the terms of the settlement agreement, CAWV has agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23,000 over the course of 10 years, with $5,000 payable upon final approval by the court of the settlement agreement and $2,000 payable annually thereafter for nine years. We recognized a $23,000 liability in the consolidated balance sheets with a corresponding expense included in Ravenswood charges in the consolidated statements of operations in the third quarter of 2016. The settlement agreement is subject to final court approval which is not expected before the third quarter of 2017.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments provided that we provide the PBGC with acceptable security for such deferred payments. We made contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contributions in 2014, 2016 or the three months ended March 31, 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9,600.
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
Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a cost-based industrial rate and 75% of the Mt. Holly load is sourced from a supplier that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2018. The agreement with the other power supplier has a term through December 31, 2017. Both of these agreements may be terminated by Mt. Holly on 60 days' notice.
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
Helguvik
Nordural Helguvik ehf ("Helguvik") has a power purchase agreement with OR to provide a portion of the power requirements to the Helguvik project. The agreement would provide power at LME-based variable rates and contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The agreement also contains certain conditions to OR’s obligations and OR has alleged that certain of these conditions have not been satisfied.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 64% of our total workforce.
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
Approximately 54% of our U.S. based work force is represented by the USW. The labor agreement for Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2019. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

12.	Components of accumulated other comprehensive loss

	March 31, 2017	December 31, 2016
Defined benefit plan liabilities	$(124,085)	$(125,917)
Unrealized loss on financial instruments	2,814	2,860
Other comprehensive loss before income tax effect	(121,271)	(123,057)
Income tax effect (1)	8,090	9,164
Accumulated other comprehensive loss	$(113,181)	$(113,893)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2017	December 31, 2016
Defined benefit plan liabilities	$8,654	$9,736
Unrealized loss on financial instruments	(564)	(572)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized loss on financial instruments	Total, net of tax
Balance, December 31, 2016	$(116,181)	$2,288	$(113,893)
Net amount reclassified to net loss	750	(38)	712
Balance, March 31, 2017	$(115,431)	$2,250	$(113,181)

Balance, December 31, 2015	$(110,667)	$(1,983)	$(112,650)
Net amount reclassified to net loss	861	(38)	823
Balance, March 31, 2016	$(109,806)	$(2,021)	$(111,827)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		For the three months ended March 31
AOCL Components	Location	2017	2016
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$1,307	$777
	Selling, general and administrative expenses	132	125
	Other operating expense, net	394	350
	Income tax expense	(1,083)	(391)
	Net of tax	$750	$861

Unrealized loss on financial instruments	Cost of goods sold	$(46)	$(46)
	Income tax benefit	8	8
	Net of tax	$(38)	$(38)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

13.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended March 31,
	2017	2016
Service cost	$1,224	$1,270
Interest cost	3,332	3,480
Expected return on plan assets	(4,749)	(4,816)
Amortization of prior service costs	27	28
Amortization of net loss	1,232	1,043
Net periodic benefit cost	$1,066	$1,005

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2017	2016
Service cost	$247	$330
Interest cost	1,366	1,456
Amortization of prior service cost	(338)	(695)
Amortization of net loss	911	876
Net periodic benefit cost	$2,186	$1,967

Employer contributions
During the three months ended March 31, 2017, we made contributions of $437 to the qualified defined benefit and unqualified supplemental executive retirement benefit ("SERB") plans that we sponsor.

14.	Supplemental cash flow information

	Three months ended March 31,
	2017	2016
Cash paid for:
Interest	$174	$160
Income taxes	3,049	2,596

15.	Derivatives
As of March 31, 2017, we had an open position of 52,590 tonnes related to LME forward financial sales contracts, 48,540 tonnes of which are with Glencore, to fix the forward LME price (the “Forward Financial Sales Contracts”). Of these Forward Financial Sales Contracts, 49,500 tonnes settle monthly, on a ratable basis, through December 31, 2017, with the remainder expected to settle between November 1, 2019 and December 31, 2020. We also have financial contracts with Glencore to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of March 31, 2017, we had an open position related to such arrangements of 7,931 tonnes settling at various dates through May 2018.
During 2017, we also entered into financial contracts to fix the forward price of approximately 4% of power purchases at Grundartangi for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). The power price swaps are not designated as cash flow hedges. As of March 31, 2017, we had an open position of 256,200 MWh related to the power price swaps.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

As of March 31, 2017, we had a derivative asset and liability of $1,610 and $14,915, respectively, in the consolidated balance sheets. We recognized a loss of $16,137 related to our derivative instruments during the quarter ended March 31, 2017 in the consolidated statements of operations, substantially all of which related to transactions with Glencore. The impact of the derivative instruments on the consolidated balance sheets and consolidated statements of operations was not material for the corresponding prior periods presented.

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
Forward-looking statements in this quarterly report and in our other reports filed with the Securities Exchange Commission (the "SEC"), for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The potential outcome of any trade claims to address excess capacity or unfair trade practices in the aluminum industry;

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•	Our business objectives, plans, strategies and initiatives, including our ability to achieve productivity improvements or cost reductions. and our competitive position and prospects;

•	Our plans and expectations with respect to the future operation or potential curtailment of our U.S. assets, including our Hawesville, Mt. Holly and Sebree smelters;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Access to existing or future financing arrangements;

•	Our ability to repay debt in the future;

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

Overview

We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the LME, or other exchanges, regional delivery premiums and any value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate exceed 75% of our cost of goods sold; and

•	our production and shipment volume.
Results of Operations
The following discussion for the three months ended March 31, 2017 reflects Grundartangi and Sebree operating at full capacity and Hawesville and Mt. Holly operating at approximately 40% and 50% of full capacity, respectively.

	Three months ended March 31,
	2017	2016
	(In thousands, except per share data)
NET SALES:
Related parties	$280,573	$280,377
Other customers	85,213	38,477
Total net sales	$365,786	$318,854
Gross profit (loss)	$16,851	$(3,052)
Net loss	$(15,139)	$(16,163)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.19)

SHIPMENTS - PRIMARY ALUMINUM

	Direct¹				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2017
1st Quarter	106,961	$214,705	79,434	$149,535	—	—

2016
1st Quarter	105,089	$194,826	55,030	$92,151	22,500	$26,115

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2017	2016	$ Difference	% Difference
Three months ended March 31,	$365.8	$318.9	$46.9	14.7%

Net sales improved by $46.9 million compared to the first quarter of 2016 primarily due to increased market prices of $33.3 million combined with higher shipment volume and a shift from toll to direct sales at Grundartangi of $13.6 million.

Gross profit (loss) (in millions)	2017	2016	$ Difference	% Difference
Three months ended March 31,	$16.9	$(3.1)	$20.0	100+%
Gross profit improved by $20.0 million compared to first quarter of 2016 due to higher price realizations of $33.3 million, increased shipment volume of $3.3 million and plant spending and performance improvements of $9.8 million partially offset by higher power prices of $14.6 million and higher alumina prices of $12.1 million, which includes the impact of lower of cost or market (“LCM”) adjustments.

Selling, general and administrative expenses (in millions)	2017	2016	$ Difference	% Difference
Three months ended March 31,	$10.7	$9.6	$1.1	11.5%
Selling, general and administrative expenses increased $1.1 million compared to the same period last year primarily due to increases in stock-based compensation expenses.

Net gain (loss) on forward and derivative contracts (in millions)	2017	2016	$ Difference	% Difference
Three months ended March 31,	$(16.1)	$0.4	$(16.5)	(100+)%
During the first quarter of 2017, realized and unrealized losses of $2.5 million and $13.6 million, respectively, resulted primarily from the LME market price increase impact on the fair value of our forward and derivative contracts. See Note 15 Derivatives to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2017	2016	$ Difference	% Difference
Three months ended March 31,	$0.3	$2.1	$(1.8)	(85.7)%
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

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and borrowing capacity under our existing revolving credit facilities. We have also raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.
Available Cash
Our consolidated cash and cash equivalents balance at March 31, 2017 was $125.9 million compared to $132.4 million at December 31, 2016.
Sources and Uses of Cash
Our statements of cash flows for the three months ended March 31, 2017 and 2016 are summarized below:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(11,344)	$14,903
Net cash provided by (used in) investing activities	4,793	(3,835)
Net cash provided by financing activities	43	—
Change in cash and cash equivalents	$(6,508)	$11,068
Net cash used in operating activities for the three months ended March 31, 2017 was $11.3 million, compared to $14.9 million in cash provided by operating activities for the three months ended March 31, 2016. The decrease in cash was primarily due to a $20.6 million increase in trade accounts receivable in 2017 as compared to 2016 resulting from a change in payment terms for certain of our U.S. customer contracts and an increase in inventory (net of LCM) of $20.4 million resulting primarily from higher alumina prices. In addition, 2016 operating cash flows included receipt of $12.5 million for the contingent earn-out related to the Mt. Holly acquisition.
Net cash provided by investing activities for the three months ended March 31, 2017 was $4.8 million, compared to $3.8 million used in investing activities for the three months ended March 31, 2016. The increase in cash provided by investing activities was due to proceeds of $13.6 million received in January 2017 from the sale of our Ravenswood facility partially offset by an increase in capital expenditures in 2017 of $5.2 million.
Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was immaterial.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. As of March 31, 2017, our credit facilities had $99.5 million of net availability, after consideration of our outstanding letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. The borrowings and repayments under our credit facilities for the three months ended March 31, 2017 were related to routine banking fees.

As of March 31, 2017, we had $65.8 million of letters of credit outstanding under our U.S. revolving credit facility with 74% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments. Due to favorable results from the MISO capacity auction our outstanding letters of credit decreased by $25.7 million in April 2017.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. As of March 31, 2017, our fixed charge coverage ratio was less than 1.1 to 1.0; however, our availability under the U.S. credit facility was $49.5 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2017, we were in compliance with all such covenants.
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
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2017, the principal and accrued interest for the E.ON contingent obligation was $21.4 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2017 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in 2015 and $6.7 million in 2013. We did not make any contributions during 2014, 2016 and the three month period ended March 31, 2017. The remaining contributions under this agreement are approximately $9.6 million.
During 2017 we expect to make aggregate contributions of $1.8 million to our qualified defined benefit plans and an unqualified supplemental executive retirement benefits plan. Through March 31, 2017, we made contributions of $0.4 million.
Other items
In 2011, our Board of Directors approved a $60 million common stock repurchase program which was expanded in 2015 to $130 million. Through March 31, 2017, we expended $86.3 million under the program and repurchased 7.2 million common shares. There have been no share repurchases since April 2015 and as of March 31, 2017, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.
On February 9, 2017, CAWV entered into a settlement agreement in potential settlement of these actions. Under the terms of the settlement agreement, CAWV has agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23 million over the course of 10 years, with $5 million  payable upon final approval by the court of the settlement agreement and $2 million payable annually thereafter for nine years. We recognized a $23 million liability in the consolidated balance sheets with a corresponding expense included in Ravenswood charges in the consolidated statements of operations in the third quarter of 2016. The settlement agreement is subject to final court approval which is not expected before the third quarter of 2017. We expect to utilize cash flows from operations to fund the payments associated with this settlement.  See Note 11 Commitments and contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures for the three months ended March 31, 2017 were $9.0 million. We estimate our total capital spending in 2017 will be approximately $25.0 to $30.0 million, primarily related to our ongoing maintenance and investment projects at our smelters.
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
Although we believe that the assumptions used to estimate the market value of our inventory are reasonable, actual market conditions at the time that our inventory is sold may be more or less favorable than management’s current estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure.  As of March 31, 2017, we had open LME forward financial sales contracts to fix the forward LME price of 52,590 tonnes of primary aluminum. Of these, 49,500 tonnes settle monthly, on a ratable basis, through December 31, 2017, with the remaining expected to settle ratably between November 1, 2019 and December 31, 2020. At March 31, 2017 we recorded a liability of $13.0 million to reflect the fair value for the forward financial sales contracts.
From time to time, we enter into financial contracts to offset fixed price sales arrangements with certain of our customers to remain exposed to the LME price. As of March 31, 2017, we had open positions related to such arrangements of 7,931 tonnes of primary aluminum which settle on various dates up to and including May 2018. These financial contracts have equal and offsetting asset and liability positions, resulting in a net fair value of zero.
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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements pursuant to which EDF and Kenergy purchase electrical power on the open market and pass it through at MISO energy pricing, plus transmission and other costs incurred by them. 75% of Mt. Holly's electric power requirements were supplied at rates based on natural gas prices. See Note 11 "Commitments and Contingencies" to the consolidated financial statements included herein for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, Grundartangi has agreed to pay a portion of its power from November 1, 2019 through December 31, 2023 at prices based upon the Nord Pool power market.
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
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.  During 2017, we entered into financial contracts to fix the forward price of approximately 4% of power purchases at Grundartangi for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). As of March 31, 2017, we had an open position of 256,200 MWh related to the power price swaps and the fair value was immaterial.

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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of March 31, 2017, we had no foreign currency forward contracts outstanding.
Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. A substantial portion of Grundartangi’s electrical power requirements are indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at March 31, 2017, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should carefully consider the risk factors contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

During the quarter ended March 31, 2017, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for metals, minerals and energy products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanctions laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD 234 million for the quarter ended March 31, 2017.

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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2017 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1
Seventh Amendment to Loan and Security Agreement, dated as of March 14, 2017, Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
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

Century Aluminum Company

Date:	May 9, 2017	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date:	May 9, 2017	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)