Form 10-Q
period 2017-06-30
CENTURY ALUMINUM CO
filed 2017-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
☐ Yes ☒ No

The registrant had 87,317,237 shares of common stock outstanding at July 28, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
NET SALES:
Related parties	$296,271	$290,283	$576,844	$570,660
Other customers	92,531	36,471	177,744	74,948
Total net sales	388,802	326,754	754,588	645,608
Cost of goods sold	366,342	321,172	715,277	643,078
Gross profit	22,460	5,582	39,311	2,530
Selling, general and administrative expenses	9,352	9,945	20,054	19,570
Other operating expense - net	180	578	1,153	1,459
Operating income (loss)	12,928	(4,941)	18,104	(18,499)
Interest expense	(5,461)	(5,497)	(11,032)	(10,990)
Interest income	283	171	513	285
Net gain (loss) on forward and derivative contracts	2,957	353	(13,180)	706
Other (expense) - net	(1,876)	(299)	(1,492)	(305)
Income (loss) before income taxes and equity in earnings of joint ventures	8,831	(10,213)	(7,087)	(28,803)
Income tax (expense) benefit	(1,452)	319	(1,144)	2,389
Income (loss) before equity in earnings of joint ventures	7,379	(9,894)	(8,231)	(26,414)
Equity in (loss) earnings of joint ventures	(248)	379	223	736
Net income (loss)	$7,131	$(9,515)	$(8,008)	$(25,678)

Net income (loss) allocated to common stockholders	$6,563	$(9,515)	$(8,008)	$(25,678)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.08	$(0.11)	$(0.09)	$(0.29)
Diluted	$0.07	$(0.11)	$(0.09)	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	87,272	87,060	87,263	87,050
Diluted	88,057	87,060	87,263	87,050

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss):
Net income (loss)	$7,131	$(9,515)	$(8,008)	$(25,678)
Other comprehensive income (loss) before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(48)	(47)	(94)	(93)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(671)	(667)	(982)	(1,334)
Amortization of net loss during the period	577	1,920	2,720	3,839
Other comprehensive income (loss) before income tax effect	(142)	1,206	1,644	2,412
Income tax effect	311	(382)	(763)	(765)
Other comprehensive income	169	824	881	1,647
Total comprehensive income (loss)	$7,300	$(8,691)	$(7,127)	$(24,031)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$130,673	$132,403
Restricted cash	855	1,050
Accounts receivable - net	42,473	12,432
Due from affiliates	10,495	16,651
Inventories	254,611	233,563
Prepaid and other current assets	18,624	22,210
Assets held for sale	—	22,313
Total current assets	457,731	440,622
Property, plant and equipment - net	1,000,503	1,026,285
Other assets	67,395	73,420
TOTAL	$1,525,629	$1,540,327
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$92,131	$94,960
Due to affiliates	19,092	15,368
Accrued and other current liabilities	45,679	50,100
Accrued employee benefits costs	10,767	10,917
Industrial revenue bonds	7,815	7,815
Total current liabilities	175,484	179,160
Senior notes payable	247,922	247,699
Accrued pension benefits costs - less current portion	47,601	49,493
Accrued postretirement benefits costs - less current portion	128,033	126,355
Other liabilities	66,840	72,026
Deferred taxes	108,988	108,939
Total noncurrent liabilities	599,384	604,512
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 5)	1	1
Common stock (Note 5)	945	944
Additional paid-in capital	2,516,363	2,515,131
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(113,012)	(113,893)
Accumulated deficit	(1,567,260)	(1,559,252)
Total shareholders’ equity	750,761	756,655
TOTAL	$1,525,629	$1,540,327

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,008)	$(25,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on forward and derivative contracts	7,857	—
Unrealized gain on E.ON contingent obligation	(706)	(706)
Lower of cost or NRV inventory adjustment	(4,102)	(871)
Depreciation and amortization	42,222	42,504
Pension and other postretirement benefits	1,524	1,345
Deferred income taxes	(757)	(6,513)
Equity in earnings of joint ventures, net of dividends	(145)	(736)
Change in operating assets and liabilities:
Accounts receivable - net	(30,040)	(4,829)
Due from affiliates	6,156	2,906
Inventories	(16,946)	2,471
Prepaid and other current assets	3,834	12,516
Accounts payable, trade	(947)	(1,019)
Due to affiliates	3,604	1,560
Accrued and other current liabilities	(4,447)	(485)
Other - net	3,994	1,138
Net cash provided by operating activities	3,093	23,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,843)	(7,734)
Proceeds from sale of Ravenswood	13,585	—
Restricted and other cash deposits	195	(1,878)
Net cash used in investing activities	(5,063)	(9,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	720	595
Repayments under revolving credit facilities	(720)	(595)
Issuance of common stock	240	—
Net cash provided by financing activities	240	—
CHANGE IN CASH AND CASH EQUIVALENTS	(1,730)	13,991
Cash and cash equivalents, beginning of period	132,403	115,393
Cash and cash equivalents, end of period	$130,673	$129,384

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2017 and 2016
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 "Revenue From Contracts with Customers (Topic 606)" by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Compared with current GAAP, the ASU requires significantly expanded disclosures about revenue recognition. The ASU is effective for Century beginning January 1, 2018.
Based on our assessment completed to date and historical terms of our most significant revenue contract with customers, we anticipate identifying similar performance obligations under ASU 2014-09, as compared with deliverables and separate units of accounts previously. Accordingly, we do not expect a material difference in the timing and amount of revenues recognized today and those upon the adoption of ASU 2014-09, and we expect to adopt the standard on a modified retrospective basis. We continue to assess the impact of adopting this standard as our revenue contracts for 2018 are executed. Our preliminary conclusion may differ from that reached on the adoption date, based on actual terms of our revenue contracts with customers, industry clarifications and additional guidance from the FASB and the Securities and Exchange Commission, in effect as of the adoption date.

2.	Related party transactions
Our significant related party transactions occurring during the six months ended June 30, 2017 and 2016 are described below. We believe that all of the transactions with our related parties were on terms that approximate market.
Glencore ownership
As of June 30, 2017, Glencore plc and its affiliates (together "Glencore") owned 42.9% of Century’s outstanding common stock (47.5% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts.
Sales to Glencore
For the three months ended June 30, 2017 and 2016 we derived approximately 76% and 89%, respectively, of our consolidated sales from Glencore, while for the six months ended June 30, 2017 and 2016, approximately 76% and 88%, respectively, of our consolidated sales were derived from Glencore.
We have entered into agreements with Glencore pursuant to which Glencore has agreed to purchase aluminum produced from our U.S. and Icelandic operations through 2017. Glencore purchases aluminum produced at our North American smelters at prices based on the London Metal Exchange (the "LME") price for primary aluminum plus the Midwest regional delivery premium and any additional negotiated product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any applicable product premiums.
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
Financial contracts with Glencore
During 2017, we entered into certain financial contracts with Glencore. Refer to Note 13 Derivatives to the consolidated financial statements included herein.
Transactions with Baise Haohai Carbon Co., Ltd. ("BHH")
We own a 40% stake in BHH, a joint venture that owns a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have an agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2017.
Summary
A summary of the aforementioned significant related party transactions for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales to Glencore	$296,271	$290,283	$576,844	$570,660
Purchases from Glencore	41,587	50,177	113,168	94,190
Purchases from BHH	3,109	2,715	5,889	5,098

3.	Fair value measurements
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

Recurring Fair Value Measurements	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$82,567	$—	$—	$82,567
Trust assets	2,703	—	—	2,703
Surety bonds	1,625	—	—	1,625
Derivatives	—	—	354	354
TOTAL	$86,895	$—	$354	$87,249

LIABILITIES:
E.ON contingent obligation - net	$—	$—	$—	$—
Derivatives	—	7,208	331	7,539
TOTAL	$—	$7,208	$331	$7,539

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$79,014	$—	$—	$79,014
Trust assets	3,147	—	—	3,147
Surety bonds	1,874	—	—	1,874
Derivatives	—	—	925	925
TOTAL	$84,035	$—	$925	$84,960
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$—	$—
Derivatives	—	—	253	253
TOTAL	$—	$—	$253	$253

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

4.	Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all dilutive securities.
The following table shows the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,
	2017			2016
	Income	Shares (000)	Per Share	Loss	Shares (000)	Per Share
Net income (loss)	$7,131			$(9,515)
Amount allocated to common stockholders	92.03%			100.00%
Basic EPS:
Net income (loss) allocated to common stockholders	$6,563	87,272	$0.08	$(9,515)	87,060	$(0.11)
Effect of Dilutive Securities:
Share-based compensation	—	785		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$6,563	88,057	$0.07	$(9,515)	87,060	$(0.11)

	For the six months ended June 30,
	2017			2016
	Loss	Shares (000)	Per Share	Loss	Shares (000)	Per Share
Net loss	$(8,008)			$(25,678)
Amount allocated to common stockholders	100.00%			100%
Basic and diluted EPS:
Net loss allocated to common stockholders	$(8,008)	87,263	$(0.09)	$(25,678)	87,050	$(0.29)

Securities excluded from the calculation of diluted EPS:	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Share-based compensation	432,506	1,800,096	462,506	1,288,473

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

5.	Shareholders’ equity
Common Stock
As of June 30, 2017 and December 31, 2016, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 94,502,486 shares were issued and 87,315,965 shares were outstanding at June 30, 2017; 94,437,418 shares were issued and 87,250,897 shares were outstanding at December 31, 2016.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Stock Repurchase Program
In 2011, our Board of Directors approved a $60,000 common stock repurchase program which was expanded in 2015 to $130,000. Through June 30, 2017 we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. We have made no share repurchases since April 2015 and we have $43,724 remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Preferred Stock
As of June 30, 2017 and December 31, 2016 we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock, all of which are held by Glencore, and at June 30, 2017 and December 31, 2016, 75,346 and 75,625 shares were outstanding, respectively. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common for each share of preferred stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the six months ended June 30, 2017 and 2016.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Conversion of convertible preferred stock	(279)	—	27,904
Issuance for share-based compensation plans	—	—	37,164
Ending balance as of June 30, 2017	75,346	7,186,521	87,315,965

Beginning balance as of December 31, 2015	76,539	7,186,521	87,038,050
Conversion of convertible preferred stock	(161)	—	16,109
Issuance for share-based compensation plans	—	—	21,428
Ending balance as of June 30, 2016	76,378	7,186,521	87,075,587

6.	Income taxes
We recorded income tax expense of $1,452 for the three months ended June 30, 2017 and an income tax benefit of $319 for the three months ended June 30, 2016 which primarily consisted of foreign income taxes. For the six months ended June 30, 2017 we recorded income tax expense of $1,144 and for the six months ended June 30, 2016 we recorded an income tax benefit of $2,389.
Our income tax benefit or expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income.
As of June 30, 2017, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

7.	Inventories

Inventories consist of the following:
	June 30, 2017	December 31, 2016
Raw materials	$80,134	$59,415
Work-in-process	43,931	35,539
Finished goods	23,169	26,613
Operating and other supplies	107,377	111,996
Total inventories	$254,611	$233,563
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

8.	Debt

	June 30, 2017	December 31, 2016
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $2,078 and $2,301, respectively, interest payable semiannually	247,922	247,699
Total	$255,737	$255,514

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2017 was 1.11%.

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
Status of our U.S. revolving credit facility:

June 30, 2017
Credit facility maximum amount	$150,000
Borrowing availability	123,921
Outstanding letters of credit issued	38,242
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	85,679
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

June 30, 2017
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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $257,625 and $234,220, as of June 30, 2017 and December 31, 2016, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,222 and $998 at June 30, 2017 and December 31, 2016, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. Costs for ongoing environmental compliance, including maintenance and monitoring are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Through June 30, 2017, our affiliate, Virgin Islands Alumina Corporation LLC, has expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.

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
On February 9, 2017, CAWV entered into a settlement agreement in potential settlement of these actions. Under the terms of the settlement agreement, CAWV has agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23,000 over the course of 10 years, with $5,000 payable upon final approval by the court of the settlement agreement and $2,000 payable annually thereafter for nine years. We recognized a $23,000 liability in the consolidated balance sheets with a corresponding expense included in Ravenswood charges in the consolidated statements of operations in the third quarter of 2016. The settlement agreement is subject to final court approval which is expected in the third or fourth quarter of 2017.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments provided that we provide the PBGC with acceptable security for such deferred payments. We made contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contributions in 2014, 2016 or the six months ended June 30, 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9,600.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2019, extending year to year thereafter unless a one year notice is given.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2019, extending year to year thereafter unless a one year notice is given.
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
Grundartangi
Grundartangi has power purchase agreements for approximately 525 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter.  These power purchase agreements expire on various dates from 2023 through 2036 (subject to extension). The power purchase agreements with HS and OR both provide power at LME-based variable rates for the duration of these agreements. The power purchase agreement with Landsvirkjun for 161MW provides power at LME-based variable rates through October 2019 and at rates linked to the Nord Pool power market from November 2019 through the expiration of the agreement on December 31, 2023.
Helguvik
Nordural Helguvik ehf ("Helguvik") has a power purchase agreement with OR to provide a portion of the power requirements to the Helguvik project. The agreement would provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The first stage of power under the OR purchase agreement (approximately 47.5MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. The agreement contains certain conditions to OR’s obligations with respect to the

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

remaining phases and OR has alleged that certain of these conditions have not been satisfied. We are in discussions with OR with respect to such conditions and other matters pertaining to this agreement.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 66% of our total workforce.
Approximately 86% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement which is effective through December 31, 2019 that establishes wages and work rules for covered employees. 100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME") by a labor agreement that is effective to June 1, 2018. The FME negotiates working conditions with trade unions on behalf of its members.
Approximately 53% of our U.S. based work force is represented by the USW. The labor agreement for Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2019. Mt. Holly employees are not represented by a labor union.

10.	Components of accumulated other comprehensive loss

	June 30, 2017	December 31, 2016
Defined benefit plan liabilities	$(124,180)	$(125,917)
Unrealized loss on financial instruments	2,766	2,860
Other comprehensive loss before income tax effect	(121,414)	(123,057)
Income tax effect (1)	8,402	9,164
Accumulated other comprehensive loss	$(113,012)	$(113,893)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2017	December 31, 2016
Defined benefit plan liabilities	$8,955	$9,736
Unrealized loss on financial instruments	(553)	(572)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, April 1, 2017	$(115,431)	$2,250	$(113,181)
Net amount reclassified to net income	206	(37)	169
Balance, June 30, 2017	$(115,225)	$2,213	$(113,012)

Balance, April 1, 2016	$(109,806)	$(2,021)	$(111,827)
Net amount reclassified to net loss	862	(38)	824
Balance, June 30, 2016	$(108,944)	$(2,059)	$(111,003)

Balance, December 31, 2016	$(116,181)	$2,288	$(113,893)
Net amount reclassified to net loss	956	(75)	881
Balance, June 30, 2017	$(115,225)	$2,213	$(113,012)

Balance, December 31, 2015	$(110,667)	$(1,983)	$(112,650)
Net amount reclassified to net loss	1,723	(76)	1,647
Balance, June 30, 2016	$(108,944)	$(2,059)	$(111,003)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		For the three months ended June 30,		For the six months ended June 30,
AOCL Components	Location	2017	2016	2017	2016
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$(1,468)	$778	$(161)	$1,555
	Selling, general and administrative expenses	845	125	977	250
	Other operating expense, net	528	350	922	700
	Income tax effect	301	(391)	(782)	(782)
	Net of tax	$206	$862	$956	$1,723

Unrealized loss on financial instruments	Cost of goods sold	$(47)	$(47)	$(94)	$(93)
	Income tax effect	10	9	19	17
	Net of tax	$(37)	$(38)	$(75)	$(76)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

11.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$968	$1,270	$2,192	$2,540
Interest cost	3,323	3,482	6,655	6,962
Expected return on plan assets	(5,116)	(4,816)	(9,865)	(9,632)
Amortization of prior service costs	26	28	53	56
Amortization of net loss	1,506	1,041	2,738	2,084
Net periodic benefit cost	$707	$1,005	$1,773	$2,010

	Other Postretirement Benefits ("OPEB")
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$191	$330	$438	$660
Interest cost	2,978	1,439	4,344	2,895
Amortization of prior service cost	(698)	(695)	(1,036)	(1,390)
Amortization of net loss	(929)	879	(18)	1,755
Net periodic benefit cost	$1,542	$1,953	$3,728	$3,920

Employer contributions
During the six months ended June 30, 2017, we made contributions of $874 to the qualified defined benefit and unqualified supplemental executive retirement benefit ("SERB") plans that we sponsor.

12.	Supplemental cash flow information

	Six months ended June 30,
	2017	2016
Cash paid for:
Interest	$9,903	$9,701
Income taxes, net	1,796	6,316

13.	Derivatives
As of June 30, 2017, we had an open position of 36,090 tonnes related to LME forward financial sales contracts, 33,390 tonnes of which are with Glencore, to fix the forward LME price (the “Forward Financial Sales Contracts”). Of these Forward Financial Sales Contracts, 33,000 tonnes settle monthly, on a ratable basis, through December 31, 2017, with the remainder expected to settle between November 1, 2019 and December 31, 2020. We also have financial contracts with Glencore to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of June 30, 2017, we had an open position related to such arrangements of 7,386 tonnes settling at various dates through August 2018.
We have also entered into financial contracts to fix the forward price of approximately 4% of power purchases at Grundartangi for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). The power price swaps are not designated as cash flow hedges. As of June 30, 2017, we had an open position of 256,200 MWh related to the power price swaps.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

As of June 30, 2017, we had a derivative asset and liability of $354 and $7,539, respectively, in the consolidated balance sheets. We recognized a gain of $2,957 and a loss of $13,180 related to our derivative instruments during the three and six months ended June 30, 2017, respectively, in the consolidated statements of operations, substantially all of which related to transactions with Glencore. The impact of the derivative instruments on the consolidated balance sheets and consolidated statements of operations was not material for the corresponding prior periods presented.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

14.	Condensed consolidating financial information
Our 2021 Notes are guaranteed by each of our material existing and future domestic subsidiaries (The "Guarantor Subsidiaries"), except for Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc.  The Guarantor Subsidiaries are 100% owned by Century.  All guarantees are full and unconditional; all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such foreign subsidiaries, Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc., collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
The following summarized condensed consolidating statements of comprehensive income (loss) for three and six months ended June 30, 2017 and 2016, condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016 and the condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$134,850	$161,421	$—	$296,271
Other customers	—	92,496	35	—	92,531
Total net sales	—	227,346	161,456	—	388,802
Cost of goods sold	—	220,553	145,789	—	366,342
Gross profit	—	6,793	15,667	—	22,460
Selling, general and administrative expenses	8,914	—	438	—	9,352
Other operating expense - net	—	—	180	—	180
Operating income (loss)	(8,914)	6,793	15,049	—	12,928
Interest expense	(5,035)	(382)	(44)	—	(5,461)
Intercompany interest	9,213	2,147	(11,360)	—	—
Interest income	49	(1)	235	—	283
Net gain on forward and derivative contracts	—	2,644	313	—	2,957
Other income (expense) - net	(110)	114	(1,880)	—	(1,876)
Income (loss) before income taxes and equity in earnings of joint ventures	(4,797)	11,315	2,313	—	8,831
Income tax (expense) benefit	529	(493)	(1,488)	—	(1,452)
Income (loss) before equity in earnings of joint ventures	(4,268)	10,822	825	—	7,379
Equity in earnings (loss) of joint ventures	11,399	1,667	(248)	(13,066)	(248)
Net income	$7,131	$12,489	$577	$(13,066)	$7,131
Other comprehensive income (loss) before income tax effect	(142)	(1,467)	481	986	(142)
Income tax effect	311	—	11	(11)	311
Other comprehensive income (loss)	169	(1,467)	492	975	169
Total comprehensive income (loss)	$7,300	$11,022	$1,069	$(12,091)	$7,300

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$169,640	$144,557	$(23,914)	$290,283
Other customers	—	36,462	9	—	36,471
Total net sales	—	206,102	144,566	(23,914)	326,754
Cost of goods sold	—	211,586	133,390	(23,804)	321,172
Gross profit (loss)	—	(5,484)	11,176	(110)	5,582
Selling, general and administrative expenses	8,261	—	1,684	—	9,945
Other operating expense - net	—	—	578	—	578
Operating income (loss)	(8,261)	(5,484)	8,914	(110)	(4,941)
Interest expense	(5,070)	(383)	(44)	—	(5,497)
Intercompany interest	9,727	1,997	(11,724)	—	—
Interest income	38	9	124	—	171
Net gain on forward and derivative contracts	—	353	—	—	353
Other income (expense) - net	(137)	21	(183)	—	(299)
Loss before income taxes and equity in earnings of joint ventures	(3,703)	(3,487)	(2,913)	(110)	(10,213)
Income tax (expense) benefit	848	—	(529)	—	319
Loss before equity in earnings of joint ventures	(2,855)	(3,487)	(3,442)	(110)	(9,894)
Equity in earnings (loss) of joint ventures	(6,660)	—	379	6,660	379
Net loss	$(9,515)	$(3,487)	$(3,063)	$6,550	$(9,515)
Other comprehensive income (loss) before income tax effect	1,206	777	304	(1,081)	1,206
Income tax effect	(382)	—	9	(9)	(382)
Other comprehensive income (loss)	824	777	313	(1,090)	824
Total comprehensive income (loss)	$(8,691)	$(2,710)	$(2,750)	$5,460	$(8,691)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$265,918	$310,926	$—	$576,844
Other customers	—	177,679	65	—	177,744
Total net sales	—	443,597	310,991	—	754,588
Cost of goods sold	—	434,304	280,973	—	715,277
Gross profit	—	9,293	30,018	—	39,311
Selling, general and administrative expenses	19,114	—	940	—	20,054
Other operating expense - net	—	—	1,153	—	1,153
Operating income (loss)	(19,114)	9,293	27,925	—	18,104
Interest expense	(10,183)	(761)	(88)	—	(11,032)
Intercompany interest	18,195	4,228	(22,423)		—
Interest income	129	(1)	385	—	513
Net gain (loss) on forward and derivative contracts	—	(13,203)	23	—	(13,180)
Other income (expense) - net	677	161	(2,330)	—	(1,492)
Income (loss) before income taxes and equity in earnings of joint ventures	(10,296)	(283)	3,492	—	(7,087)
Income tax (expense) benefit	1,100	—	(2,244)	—	(1,144)
Income (loss) before equity in earnings of joint ventures	(9,196)	(283)	1,248	—	(8,231)
Equity in earnings of joint ventures	1,188	2,520	223	(3,708)	223
Net income (loss)	$(8,008)	$2,237	$1,471	$(3,708)	$(8,008)
Other comprehensive income (loss) before income tax effect	1,644	(161)	829	(668)	1,644
Income tax effect	(763)	—	19	(19)	(763)
Other comprehensive income (loss)	881	(161)	848	(687)	881
Total comprehensive income (loss)	$(7,127)	$2,076	$2,319	$(4,395)	$(7,127)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$331,760	$286,211	$(47,311)	$570,660
Other customers	—	74,930	18	—	74,948
Total net sales	—	406,690	286,229	(47,311)	645,608
Cost of goods sold	—	421,159	269,694	(47,775)	643,078
Gross profit (loss)	—	(14,469)	16,535	464	2,530
Selling, general and administrative expenses	16,560	—	3,010	—	19,570
Other operating expense - net	—	—	1,459	—	1,459
Operating income (loss)	(16,560)	(14,469)	12,066	464	(18,499)
Interest expense	(10,135)	(765)	(90)	—	(10,990)
Intercompany interest	19,275	3,954	(23,229)	—	—
Interest income	75	9	201	—	285
Net gain on forward and derivative contracts	—	706	—	—	706
Other income (expense) - net	634	15	(954)	—	(305)
Loss before income taxes and equity in earnings of joint ventures	(6,711)	(10,550)	(12,006)	464	(28,803)
Income tax benefit	1,468	—	921	—	2,389
Loss before equity in earnings of joint ventures	(5,243)	(10,550)	(11,085)	464	(26,414)
Equity in earnings (loss) of joint ventures	(20,435)	—	736	20,435	736
Net loss	$(25,678)	$(10,550)	$(10,349)	$20,899	$(25,678)
Other comprehensive income before income tax effect	2,412	1,555	607	(2,162)	2,412
Income tax effect	(765)	—	17	(17)	(765)
Other comprehensive income	1,647	1,555	624	(2,179)	1,647
Total comprehensive income (loss)	$(24,031)	$(8,995)	$(9,725)	$18,720	$(24,031)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$29,305	$(270)	$101,638	$—	$130,673
Restricted cash	—	800	55	—	855
Accounts receivable - net	—	42,252	221	—	42,473
Due from affiliates	42	10,453	—	—	10,495
Inventories	180	159,857	94,574	—	254,611
Prepaid and other current assets	6,269	2,669	9,686	—	18,624
Total current assets	35,796	215,761	206,174	—	457,731
Property, plant and equipment - net	17,015	313,307	670,181	—	1,000,503
Investment in subsidiaries	704,533	53,760	—	(758,293)	—
Due from affiliates - long term	528,232	389,099	13,854	(931,185)	—
Other assets	28,175	44,012	27,059	(31,851)	67,395
TOTAL	$1,313,751	$1,015,939	$917,268	$(1,721,329)	$1,525,629

Accounts payable, trade	$2,823	$52,886	$36,422	$—	$92,131
Due to affiliates	133	8,409	10,550	—	19,092
Accrued and other current liabilities	10,569	14,557	20,553	—	45,679
Accrued employee benefits costs	1,932	8,256	579	—	10,767
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	15,457	91,923	68,104	—	175,484
Senior notes payable	247,922	—	—	—	247,922
Accrued pension benefits costs - less current portion	45,857	19,746	13,849	(31,851)	47,601
Accrued postretirement benefits costs - less current portion	3,805	122,556	1,672	—	128,033
Due to affiliates - long term	243,668	101,441	586,076	(931,185)	—
Other liabilities	6,281	31,640	28,919	—	66,840
Deferred taxes	—	2,720	106,268	—	108,988
Total noncurrent liabilities	547,533	278,103	736,784	(963,036)	599,384
Preferred stock	1	—	—	—	1
Common stock	945	1	59	(60)	945
Other shareholders' equity	749,815	645,912	112,321	(758,233)	749,815
Total shareholders' equity	750,761	645,913	112,380	(758,293)	750,761
TOTAL	$1,313,751	$1,015,939	$917,268	$(1,721,329)	$1,525,629

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$36,670	$(255)	$95,988	$—	$132,403
Restricted cash	—	794	256	—	1,050
Accounts receivable - net	167	11,883	382	—	12,432
Due from affiliates	42	16,606	3	—	16,651
Inventories	180	146,689	86,694	—	233,563
Prepaid and other current assets	6,838	5,699	9,673	—	22,210
Assets held for sale	—	—	22,313	—	22,313
Total current assets	43,897	181,416	215,309	—	440,622
Property, plant and equipment - net	12,311	328,069	685,905	—	1,026,285
Investment in subsidiaries	702,659	51,240	—	(753,899)	—
Due from affiliates - long term	529,873	346,893	1,792	(878,558)	—
Other assets	28,215	49,331	27,596	(31,722)	73,420
TOTAL	$1,316,955	$956,949	$930,602	$(1,664,179)	$1,540,327

Accounts payable, trade	$6,125	$52,921	$35,914	$—	$94,960
Due to affiliates	417	9,641	5,310	—	15,368
Accrued and other current liabilities	11,950	17,744	20,406	—	50,100
Accrued employee benefits costs	1,932	8,317	668	—	10,917
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	20,424	96,438	62,298	—	179,160
Senior notes payable	247,699	—	—	—	247,699
Accrued pension benefits costs - less current portion	46,390	20,167	14,658	(31,722)	49,493
Accrued postretirement benefits costs - less current portion	4,380	120,242	1,733	—	126,355
Other liabilities	4,160	30,920	36,946	—	72,026
Due to affiliates - long term	237,247	42,609	598,702	(878,558)	—
Deferred taxes	—	2,735	106,204	—	108,939
Total noncurrent liabilities	539,876	216,673	758,243	(910,280)	604,512
Preferred stock	1	—	—	—	1
Common stock	944	1	59	(60)	944
Other shareholders' equity	755,710	643,837	110,002	(753,839)	755,710
Total shareholders' equity	756,655	643,838	110,061	(753,899)	756,655
TOTAL	$1,316,955	$956,949	$930,602	$(1,664,179)	$1,540,327

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(7,988)	$(25,946)	$37,027	$—	$3,093
Purchase of property, plant and equipment	(7,811)	(4,963)	(6,069)	—	(18,843)
Proceeds from sale of property, plant and equipment	—	—	13,585	—	13,585
Restricted and other cash deposits	—	(6)	201	—	195
Intercompany transactions	11,784	(27,931)	(12,061)	28,208	—
Net cash provided by (used in) investing activities	3,973	(32,900)	(4,344)	28,208	(5,063)
Borrowings under revolving credit facilities	720	—	—	—	720
Repayments under revolving credit facilities	(720)	—	—	—	(720)
Issuance of common stock	240	—	—	—	240
Intercompany transactions	(3,590)	58,831	(27,033)	(28,208)	—
Net cash provided by (used in) financing activities	(3,350)	58,831	(27,033)	(28,208)	240
CHANGE IN CASH AND CASH EQUIVALENTS	(7,365)	(15)	5,650	—	(1,730)
Cash and cash equivalents, beginning of period	36,670	(255)	95,988	—	132,403
Cash and cash equivalents, end of period	$29,305	$(270)	$101,638	$—	$130,673

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
Forward-looking statements in this quarterly report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The potential outcome of any trade claims to address excess capacity or unfair trade practices in the aluminum industry;

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•	Our business objectives, plans, strategies and initiatives, including our ability to achieve productivity improvements or cost reductions. and our competitive position and prospects;

•	Our plans and expectations with respect to the future operation or potential curtailment of our U.S. assets;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Access to existing or future financing arrangements;

•	Our ability to repay debt in the future;

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
Results of Operations
The following discussion for both the three and six months ended June 30, 2017 reflects Grundartangi and Sebree operating at full capacity and Hawesville and Mt. Holly operating at approximately 40% and 50% of full capacity, respectively.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
NET SALES:
Related parties	$296,271	$290,283	$576,844	$570,660
Other customers	92,531	36,471	177,744	74,948
Total net sales	$388,802	$326,754	$754,588	$645,608
Gross profit	$22,460	$5,582	$39,311	$2,530
Net income (loss)	$7,131	$(9,515)	$(8,008)	$(25,678)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.08	$(0.11)	$(0.09)	$(0.29)
Diluted	$0.07	$(0.11)	$(0.09)	$(0.29)

SHIPMENTS - PRIMARY ALUMINUM

	Direct¹				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2017
2nd Quarter	103,762	$225,552	79,067	$161,456	—	$—
1st Quarter	106,961	214,705	79,434	149,535	—	—
Total	210,723	$440,257	158,501	$310,991	—	$—

2016
2nd Quarter	106,974	$204,173	$54,968	$92,707	23,625	$27,944
1st Quarter	105,089	194,826	55,030	92,151	22,500	26,115
Total	212,063	$398,999	109,998	$184,858	46,125	$54,059

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2017	2016	$ Difference
Three months ended June 30,	$388.8	$326.8	$62.0
Six months ended June 30,	$754.6	$645.6	$109.0
Net sales for the three months ended June 30, 2017 improved $62.0 million compared to the same period in 2016 driven primarily by increased market prices of $65.9 million, partially offset by unfavorable volume/mix of $3.9 million.

Net sales for the six months ended June 30, 2017 improved $109.0 million compared to the same period in 2016 driven primarily by increased market prices of $108.7 million and slightly improved volume/mix.

Gross profit (loss) (in millions)	2017	2016	$ Difference
Three months ended June 30,	$22.5	$5.6	$16.9
Six months ended June 30,	$39.3	$2.5	$36.8
Gross profit for the three months ended June 30, 2017 improved $16.9 million compared to the same period in 2016 driven primarily by higher price realizations of $65.9 million, partially offset by higher alumina prices of $34.8 million and higher power prices of $14.0 million.

Gross profit for the six months ended June 30, 2017 improved $36.8 million compared to the same period in 2016 driven primarily by higher price realizations of $108.7 million, partially offset by higher alumina prices of $35.5 million, higher power prices of $28.9 million and other of $7.5 million.

Selling, general and administrative expenses (in millions)	2017	2016	$ Difference
Three months ended June 30,	$9.4	$9.9	$(0.5)
Six months ended June 30,	$20.1	$19.6	$0.5

Selling, general and administrative expenses for both the three and six months ended June 30, 2017 were essentially flat compared to the same periods in 2016.

Net gain (loss) on forward and derivative contracts (in millions)	2017	2016	$ Difference
Three months ended June 30,	$3.0	$0.4	$2.6
Six months ended June 30,	$(13.2)	$0.7	$(13.9)

For the three months ended June 30, 2017, we recorded unrealized gains of $6.5 million and realized losses of $3.5 million for a net gain of $3.0 million. For the six months ended June 30, 2017, we recorded unrealized and realized losses $7.1 million and $6.0 million, respectively, for a total loss of $13.2 million. The period to period changes in net gain (loss) on forward and derivative contracts was primarily due to the impact of LME market price increases on the fair value of our forward and derivative contracts. See Note 13 Derivatives to the consolidated financial statements included herein for additional information.

Income tax (expense) benefit (in millions)	2017	2016	$ Difference
Three months ended June 30,	$(1.5)	$0.3	$(1.8)
Six months ended June 30,	$(1.1)	$2.4	$(3.5)
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period differences in income tax (expense) benefit are primarily due to the change in earnings at our foreign entities that are not subject to a valuation allowance while the entities that are subject to a valuation allowance are unable to recognize a tax benefit for their losses. See Note 6 Income taxes to the consolidated financial statements included herein for additional information.

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
Available Cash
Our consolidated cash and cash equivalents balance at June 30, 2017 was $130.7 million compared to $132.4 million at December 31, 2016.
Sources and Uses of Cash
Our statements of cash flows for the six months ended June 30, 2017 and 2016 are summarized below:

	Six months ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$3,093	$23,603
Net cash used in investing activities	(5,063)	(9,612)
Net cash provided by financing activities	240	—
Change in cash and cash equivalents	$(1,730)	$13,991
Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $3.1 million and $23.6 million, respectively. The change in cash provided by operating activities was primarily due to a $25.2 million increase in trade accounts receivable in 2017 as compared to 2016 resulting from longer payment terms as we increased direct sales to end-users and the 2016 receipt of $12.5 million for the contingent earn-out related to the Mt. Holly acquisition, partially offset by a $17.7 million decrease in net loss.

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $5.1 million and $9.6 million, respectively. The change in cash used in investing activities was due primarily to proceeds of $13.6 million received in January 2017 from the sale of our Ravenswood facility, partially offset by an increase in capital expenditures in 2017 of $11.1 million.
Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was immaterial.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. As of June 30, 2017, our credit facilities had $135.7 million of net availability, after consideration of our outstanding letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. The borrowings and repayments under our credit facilities for the six months ended June 30, 2017 were related to routine banking fees.
As of June 30, 2017, we had $38.2 million of letters of credit outstanding under our U.S. revolving credit facility with 57% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments. Our outstanding letters of credit decreased by $25.7 million in April 2017 due to favorable results from the MISO capacity auction.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. As of June 30, 2017, our fixed charge coverage ratio was less than 1.1 to 1.0; however, our availability under the U.S. credit facility as of June 30, 2017 was $85.7 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2017, we were in compliance with all such covenants.
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
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of June 30, 2017, the principal and accrued interest for the E.ON contingent obligation was $21.7 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2017 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in 2015 and $6.7 million in 2013. We did not make any contributions during 2014, 2016 and the six month period ended June 30, 2017. The remaining contributions under this agreement are approximately $9.6 million.
During 2017 we expect to make aggregate contributions of $1.8 million to our qualified defined benefit plans and an unqualified supplemental executive retirement benefits plan. Through June 30, 2017, we made contributions of $0.9 million.
Other items
In 2011, our Board of Directors approved a $60 million common stock repurchase program which was expanded in 2015 to $130 million. Through June 30, 2017, we expended $86.3 million under the program and repurchased 7.2 million common shares. There have been no share repurchases since April 2015 and as of June 30, 2017, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital expenditures for the six months ended June 30, 2017 were $18.8 million. We estimate our total capital spending in 2017 will be approximately $30.0 million, primarily related to our ongoing maintenance and investment projects at our smelters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure. As of June 30, 2017, we had open LME forward financial sales contracts to fix the forward LME price of 36,090 tonnes of primary aluminum. Of these, 33,000 tonnes settle monthly, on a ratable basis, through December 31, 2017, with the remaining expected to settle ratably between November 1, 2019 and December 31, 2020. At June 30, 2017 we recorded a liability of $7.5 million to reflect the fair value for the forward financial sales contracts.

From time to time, we enter into financial contracts to offset fixed price sales arrangements with certain of our customers to remain exposed to the LME price. As of June 30, 2017, we had open positions related to such arrangements of 7,386 tonnes of primary aluminum which settle on various dates up to and including August 2018. These financial contracts have equal and offsetting asset and liability positions, resulting in a net fair value of zero.
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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements pursuant to which EDF and Kenergy purchase electrical power on the open market and pass it through at MISO energy pricing, plus transmission and other costs incurred by them. 75% of Mt. Holly's electric power requirements were supplied at rates based on natural gas prices. See Note 9 Commitments and Contingencies to the consolidated financial statements included herein for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, Grundartangi has agreed to pay a portion of its power from November 1, 2019 through December 31, 2023 at prices linked to the Nord Pool power market.
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
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.  During 2017, we entered into financial contracts to fix the forward price of approximately 4% of power purchases at Grundartangi for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). As of June 30, 2017, we had an open position of 256,200 MWh related to the power price swaps and the fair value was immaterial.
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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of June 30, 2017, we had no foreign currency forward contracts outstanding.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at June 30, 2017, refer to Note 9 Commitments and contingencies to the consolidated financial statements included herein.
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
During the quarter ended June 30, 2017, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals, and energy products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $169 million for the quarter ended June 30, 2017.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2017 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	August 9, 2017	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date:	August 9, 2017	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)