Form 10-Q
period 2017-09-30
CENTURY ALUMINUM CO
filed 2017-11-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.
Commission file number 001-34474
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
☐ Yes ☒ No

The registrant had 87,326,952 shares of common stock outstanding at October 31, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
NET SALES:
Related parties	$299,235	$301,111	$876,079	$871,771
Other customers	101,410	32,539	279,154	107,487
Total net sales	400,645	333,650	1,155,233	979,258
Cost of goods sold	359,243	351,262	1,074,520	995,357
Gross profit (loss)	41,402	(17,612)	80,713	(16,099)
Selling, general and administrative expenses	13,994	9,733	34,048	29,303
Ravenswood (gains)/losses	(5,500)	26,830	(5,500)	26,830
Other operating expense - net	437	878	1,590	2,337
Operating income (loss)	32,471	(55,053)	50,575	(74,569)
Interest expense	(5,542)	(5,531)	(16,574)	(16,521)
Interest income	422	190	935	475
Net gain (loss) on forward and derivative contracts	(3,888)	1,275	(17,068)	2,998
Other income (expense) - net	427	(157)	(1,065)	(462)
Income (loss) before income taxes and equity in earnings of joint ventures	23,890	(59,276)	16,803	(88,079)
Income tax (expense) benefit	(3,321)	848	(4,465)	3,237
Income (loss) before equity in earnings of joint ventures	20,569	(58,428)	12,338	(84,842)
Equity in earnings of joint ventures	214	155	437	891
Net income (loss)	$20,783	$(58,273)	$12,775	$(83,951)

Net income (loss) allocated to common stockholders	$19,132	$(58,273)	$11,758	$(83,951)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.22	$(0.67)	$0.13	$(0.96)
Diluted	$0.22	$(0.67)	$0.13	$(0.96)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	87,318	87,076	87,282	87,059
Diluted	88,255	87,076	88,070	87,059

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Comprehensive income (loss):
Net income (loss)	$20,783	$(58,273)	$12,775	$(83,951)
Other comprehensive income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(46)	(46)	(140)	(139)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(670)	(667)	(1,652)	(2,001)
Amortization of net loss during the period	2,145	1,919	4,865	5,758
Other comprehensive income before income tax effect	1,429	1,206	3,073	3,618
Income tax effect	(382)	(382)	(1,145)	(1,147)
Other comprehensive income	1,047	824	1,928	2,471
Total comprehensive income (loss)	$21,830	$(57,449)	$14,703	$(81,480)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$174,213	$132,403
Restricted cash	848	1,050
Accounts receivable - net	40,367	12,432
Due from affiliates	11,849	16,651
Inventories	261,756	233,563
Prepaid and other current assets	21,761	22,210
Assets held for sale	—	22,313
Total current assets	510,794	440,622
Property, plant and equipment - net	984,948	1,026,285
Other assets	67,721	73,420
TOTAL	$1,563,463	$1,540,327
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$97,032	$94,960
Due to affiliates	23,657	15,368
Accrued and other current liabilities	56,732	50,100
Accrued employee benefits costs	10,444	10,917
Industrial revenue bonds	7,815	7,815
Total current liabilities	195,680	179,160
Senior notes payable	248,036	247,699
Accrued pension benefits costs - less current portion	46,835	49,493
Accrued postretirement benefits costs - less current portion	128,092	126,355
Other liabilities	62,094	72,026
Deferred taxes	109,632	108,939
Total noncurrent liabilities	594,689	604,512
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 5)	1	1
Common stock (Note 5)	945	944
Additional paid-in capital	2,516,866	2,515,131
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(111,965)	(113,893)
Accumulated deficit	(1,546,477)	(1,559,252)
Total shareholders’ equity	773,094	756,655
TOTAL	$1,563,463	$1,540,327

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,775	$(83,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on forward and derivative contracts	6,918	(330)
Unrealized gain on contingent obligation	(1,059)	(1,059)
Lower of cost or NRV inventory adjustment	(4,102)	1,499
Depreciation and amortization	63,091	63,306
Ravenswood (gains) losses	(5,500)	3,830
Pension and other postretirement benefits	2,292	1,682
Deferred income taxes	724	(8,520)
Stock-based compensation	1,455	1,134
Equity in earnings of joint ventures, net of dividends	(359)	(891)
Change in operating assets and liabilities:
Accounts receivable - net	(27,935)	(1,712)
Due from affiliates	4,802	3,146
Inventories	(24,091)	(1,265)
Prepaid and other current assets	1,108	9,016
Accounts payable, trade	4,571	(5,028)
Due to affiliates	1,523	4,628
Accrued and other current liabilities	9,252	4,769
Ravenswood retiree medical settlement	(5,000)	23,000
Other - net	10,202	2,073
Net cash provided by operating activities	50,667	15,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(23,590)	(13,127)
Proceeds from sales of property, plant & equipment	14,452	—
Net cash used in investing activities	(9,138)	(13,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,022	900
Repayments under revolving credit facilities	(1,022)	(900)
Issuance of common stock	281	—
Net cash provided by financing activities	281	—
CHANGE IN CASH AND CASH EQUIVALENTS	41,810	2,200
Cash and cash equivalents, beginning of period	132,403	115,393
Cash and cash equivalents, end of period	$174,213	$117,593

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2017 and 2016
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Accounting Standards Update ("ASU") 2014-09 "Revenue From Contracts with Customers (Topic 606)" issued by the Financial Accounting Standards Board ("FASB"), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for Century beginning January 1, 2018.

Through September 30, 2017, we have reviewed our 2017 customer contracts and drafts and amendments of our contracts that will become effective beginning January 1, 2018. Based on our assessment completed to date, other than the additional disclosure requirements, we do not expect the adoption of ASU 2014-09 to significantly change our business processes, controls and systems, or change the timing or amount of revenue recognized. We continue to monitor modifications, clarifications or interpretations undertaken by the FASB and the Securities and Exchange Commission ("SEC") and changes in our business and new arrangements, which may impact our current conclusions. We expect to adopt the standard on a modified retrospective basis.

2.	Related party transactions
Our significant related party transactions occurring during the nine months ended September 30, 2017 and 2016 are described below. We believe that all of the transactions with our related parties were on terms that approximate market.
Glencore ownership
As of September 30, 2017, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (47.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts.
Sales to Glencore
For the three months ended September 30, 2017 and 2016 we derived approximately 75% and 90%, respectively, of our consolidated sales from Glencore, while for the nine months ended September 30, 2017 and 2016, approximately 76% and 89%, respectively, of our consolidated sales were derived from Glencore.
We have entered into agreements with Glencore pursuant to which Glencore has agreed to purchase aluminum produced from our U.S. and Icelandic operations through 2017. Glencore purchases aluminum produced at our North American smelters at prices based on the London Metal Exchange (the "LME") price for primary aluminum plus the Midwest regional delivery premium and any additional negotiated product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter in 2017 at prices based on the LME plus the European Duty Paid premium and any applicable product premiums.
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
Summary
A summary of the aforementioned significant related party transactions for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales to Glencore	$299,235	$301,111	$876,079	$871,771
Purchases from Glencore	81,905	62,317	195,073	156,507
Purchases from BHH	3,248	2,568	9,137	7,666

3.	Fair value measurements
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

Recurring Fair Value Measurements	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$160,611	$—	$—	$160,611
Trust assets	2,192	—	—	2,192
Surety bonds	1,618	—	—	1,618
Derivatives	—	—	1,469	1,469
TOTAL	$164,421	$—	$1,469	$165,890

LIABILITIES:
Contingent obligation - net	$—	$—	$—	$—
Derivatives	—	6,234	1,481	7,715
TOTAL	$—	$6,234	$1,481	$7,715

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$79,014	$—	$—	$79,014
Trust assets	3,147	—	—	3,147
Surety bonds	1,874	—	—	1,874
Derivatives	—	—	925	925
TOTAL	$84,035	$—	$925	$84,960
LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivatives	—	—	253	253
TOTAL	$—	$—	$253	$253

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
The following table shows the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,
	2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share
Net income (loss)	$20,783			$(58,273)
Amount allocated to common stockholders	92.06%			100.00%
Basic EPS:
Net income (loss) allocated to common stockholders	$19,132	87,318	$0.22	$(58,273)	87,076	$(0.67)
Effect of Dilutive Securities:
Share-based compensation	—	937		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$19,132	88,255	$0.22	$(58,273)	87,076	$(0.67)

	For the nine months ended September 30,
	2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share
Net income (loss)	$12,775			$(83,951)
Amount allocated to common stockholders	92.04%			100%
Basic EPS:
Net income (loss) allocated to common stockholders	11,758	87,282	$0.13	(83,951)	87,059	$(0.96)
Effect of Dilutive Securities:
Share-based compensation	—	788		—	—
Diluted EPS:
Net loss allocated to common stockholders	$11,758	88,070	$0.13	$(83,951)	87,059	$(0.96)

Securities excluded from the calculation of diluted EPS:	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Share-based compensation	535	1,822	524	1,548

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

5.	Shareholders’ equity
Common Stock
As of September 30, 2017 and December 31, 2016, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 94,513,473 shares were issued and 87,326,952 shares were outstanding at September 30, 2017; 94,437,418 shares were issued and 87,250,897 shares were outstanding at December 31, 2016.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Stock Repurchase Program
In 2011, our Board of Directors approved a $60,000 common stock repurchase program which was expanded in 2015 to $130,000. Through September 30, 2017 we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. We have made no share repurchases since April 2015 and we have $43,724 remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Preferred Stock
As of September 30, 2017 and December 31, 2016 we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock, all of which are held by Glencore, and at September 30, 2017 and December 31, 2016, 75,299 and 75,625 shares were outstanding, respectively. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common for each share of preferred stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during the nine months ended September 30, 2017 and 2016.

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Conversion of convertible preferred stock	(326)	—	32,619
Issuance for share-based compensation plans	—	—	43,436
Ending balance as of September 30, 2017	75,299	7,186,521	87,326,952

Beginning balance as of December 31, 2015	76,539	7,186,521	87,038,050
Conversion of convertible preferred stock	(161)	—	16,109
Issuance for share-based compensation plans	—	—	21,428
Ending balance as of September 30, 2016	76,378	7,186,521	87,075,587

6.	Income taxes
We recorded income tax expense of $3,321 for the three months ended September 30, 2017 and an income tax benefit of $848 for the three months ended September 30, 2016 which primarily consisted of foreign income taxes. For the nine months ended September 30, 2017 we recorded income tax expense of $4,465 and for the nine months ended September 30, 2016 we recorded an income tax benefit of $3,237.
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
As of September 30, 2017, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

7.	Inventories

Inventories consist of the following:
	September 30, 2017	December 31, 2016
Raw materials	$70,915	$59,415
Work-in-process	42,920	35,539
Finished goods	34,055	26,613
Operating and other supplies	113,866	111,996
Total inventories	$261,756	$233,563
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

8.	Debt

	September 30, 2017	December 31, 2016
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $1,964 and $2,301, respectively, interest payable semiannually	248,036	247,699
Total	$255,851	$255,514

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2017 was 1.14%.

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
Status of our U.S. revolving credit facility:

September 30, 2017
Credit facility maximum amount	$150,000
Borrowing availability	125,351
Outstanding letters of credit issued	38,742
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	86,609
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

September 30, 2017
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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $255,348 and $234,220, as of September 30, 2017 and December 31, 2016, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,154 and $998 at September 30, 2017 and December 31, 2016, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. Costs for ongoing environmental compliance, including maintenance and monitoring are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Through September 30, 2017, our affiliate, Virgin Islands Alumina Corporation LLC, has expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.

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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23,000 over the course of 10 years. Upon approval of the settlement, we paid $5,000 to the aforementioned trust in September 2017 and recognized a gain of $5,500 to arrive at the net present value of the $12,500 liability recorded in accrued and other current liabilities as well as other liabilities, as of September 30, 2017. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2,000 for nine years.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments provided that we provide the PBGC with acceptable security for such deferred payments. We made contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contributions in 2014, 2016 or the nine months ended September 30, 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9,600.
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
Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a cost-based industrial rate and 75% of the Mt. Holly load is sourced from a supplier that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2018. The agreement with the other power supplier has a term through December 31, 2018. Both of these agreements may be terminated by Mt. Holly on 60 days' notice.
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
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 65% of our total workforce.
Approximately 85% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement which is effective through December 31, 2019 that establishes wages and work rules for covered employees. 100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME") by a labor agreement that is effective to June 1, 2018. The FME negotiates working conditions with trade unions on behalf of its members.
Approximately 57% of our U.S. based work force is represented by the USW. The labor agreement for Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2019. Mt. Holly employees are not represented by a labor union.

10.	Components of accumulated other comprehensive loss

	September 30, 2017	December 31, 2016
Defined benefit plan liabilities	$(122,705)	$(125,917)
Unrealized loss on financial instruments	2,720	2,860
Other comprehensive loss before income tax effect	(119,985)	(123,057)
Income tax effect (1)	8,020	9,164
Accumulated other comprehensive loss	$(111,965)	$(113,893)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2017	December 31, 2016
Defined benefit plan liabilities	$8,564	$9,736
Unrealized loss on financial instruments	(544)	(572)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, July 1, 2017	$(115,225)	$2,213	$(113,012)
Net amount reclassified to net income	1,084	(37)	1,047
Balance, September 30, 2017	$(114,141)	$2,176	$(111,965)

Balance, July 1, 2016	$(108,944)	$(2,059)	$(111,003)
Net amount reclassified to net loss	862	(38)	824
Balance, September 30, 2016	$(108,082)	$(2,097)	$(110,179)

Balance, December 31, 2016	$(116,181)	$2,288	$(113,893)
Net amount reclassified to net loss	2,040	(112)	1,928
Balance, September 30, 2017	$(114,141)	$2,176	$(111,965)

Balance, December 31, 2015	$(110,667)	$(1,983)	$(112,650)
Net amount reclassified to net loss	2,585	(114)	2,471
Balance, September 30, 2016	$(108,082)	$(2,097)	$(110,179)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		For the three months ended September 30,		For the nine months ended September 30,
AOCL Components	Location	2017	2016	2017	2016
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$983	$777	$821	$2,332
	Selling, general and administrative expenses	109	125	1,086	375
	Other operating expense, net	383	350	1,306	1,050
	Income tax effect	(391)	(390)	(1,173)	(1,172)
	Net of tax	$1,084	$862	$2,040	$2,585

Unrealized loss on financial instruments	Cost of goods sold	$(46)	$(46)	$(140)	$(139)
	Income tax effect	9	8	28	25
	Net of tax	$(37)	$(38)	$(112)	$(114)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

11.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$1,096	$1,270	$3,288	$3,810
Interest cost	3,327	3,478	9,982	10,440
Expected return on plan assets	(4,750)	(4,813)	(14,615)	(14,445)
Amortization of prior service costs	27	28	80	84
Amortization of net loss	1,187	1,041	3,925	3,125
Net periodic benefit cost	$887	$1,004	$2,660	$3,014

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$219	$330	$657	$990
Interest cost	1,382	1,469	5,726	4,364
Amortization of prior service cost	(695)	(695)	(1,731)	(2,085)
Amortization of net loss	958	878	940	2,633
Net periodic benefit cost	$1,864	$1,982	$5,592	$5,902

12.	Supplemental cash flow information

	Nine months ended September 30,
	2017	2016
Cash paid for:
Interest	$9,951	$9,893
Income taxes, net	3,467	10,245

13.	Derivatives
As of September 30, 2017, we had an open position of 19,590 tonnes related to LME forward financial sales contracts, 18,240 tonnes of which are with Glencore, to fix the forward LME price (the “Forward Financial Sales Contracts”). Of these Forward Financial Sales Contracts, 16,500 tonnes settle monthly, on a ratable basis, through December 31, 2017, with the remainder expected to settle between November 1, 2019 and December 31, 2020. We also have financial contracts with Glencore to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of September 30, 2017, we had an open position related to such arrangements of 6,207 tonnes settling at various dates through December 2018.
We have also entered into financial contracts to fix the forward price of approximately 4% of power purchases at Grundartangi for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). The power price swaps are not designated as cash flow hedges. As of September 30, 2017, we had an open position of 256,200 MWh related to the power price swaps.
As of September 30, 2017, we had a derivative asset and liability of $1,469 and $7,715, respectively, in the consolidated balance sheets. We recognized losses of $3,888 and $17,068 related to our derivative instruments during the three and nine months ended September 30, 2017, respectively, in the consolidated statements of operations, substantially all of which related to transactions with Glencore. The impact of the derivative instruments on the consolidated balance sheets and consolidated statements of operations was not material for the corresponding prior periods presented.

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
The following summarized condensed consolidating statements of comprehensive income (loss) for three and nine months ended September 30, 2017 and 2016, condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$138,212	$161,023	$—	$299,235
Other customers	—	101,382	28	—	101,410
Total net sales	—	239,594	161,051	—	400,645
Cost of goods sold	—	220,723	138,520	—	359,243
Gross profit	—	18,871	22,531	—	41,402
Selling, general and administrative expenses	13,684	—	310	—	13,994
Ravenswood (gains) losses	—	—	(5,500)	—	(5,500)
Other operating expense - net	—	—	437	—	437
Operating income (loss)	(13,684)	18,871	27,284	—	32,471
Interest expense	(5,105)	(392)	(45)	—	(5,542)
Intercompany interest	8,909	2,214	(11,123)	—	—
Interest income	183	—	239	—	422
Net (loss) on forward and derivative contracts	—	(3,853)	(35)	—	(3,888)
Other income (expense) - net	—	(56)	483	—	427
Income (loss) before income taxes and equity in earnings of joint ventures	(9,697)	16,784	16,803	—	23,890
Income tax (expense) benefit	(3)	—	(3,318)	—	(3,321)
Income (loss) before equity in earnings of joint ventures	(9,700)	16,784	13,485	—	20,569
Equity in earnings (loss) of joint ventures	30,483	1,369	214	(31,852)	214
Net income	$20,783	$18,153	$13,699	$(31,852)	$20,783
Other comprehensive income (loss) before income tax effect	1,429	982	337	(1,319)	1,429
Income tax effect	(382)	—	9	(9)	(382)
Other comprehensive income (loss)	1,047	982	346	(1,328)	1,047
Total comprehensive income (loss)	$21,830	$19,135	$14,045	$(33,180)	$21,830

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$170,947	$152,449	$(22,285)	$301,111
Other customers	—	32,795	11	(267)	32,539
Total net sales	—	203,742	152,460	(22,552)	333,650
Cost of goods sold	—	231,082	141,957	(21,777)	351,262
Gross profit (loss)	—	(27,340)	10,503	(775)	(17,612)
Selling, general and administrative expenses	9,517	—	216	—	9,733
Ravenswood (gains) losses	—	—	26,830	—	26,830
Other operating expense - net	—	—	878	—	878
Operating income (loss)	(9,517)	(27,340)	(17,421)	(775)	(55,053)
Interest expense	(5,101)	(385)	(45)	—	(5,531)
Intercompany interest	9,947	2,059	(12,006)	—	—
Interest income	33	—	157	—	190
Net gain on forward and derivative contracts	—	1,275	—	—	1,275
Other income (expense) - net	48	14	(219)	—	(157)
Loss before income taxes and equity in earnings of joint ventures	(4,590)	(24,377)	(29,534)	(775)	(59,276)
Income tax (expense) benefit	(877)	—	1,725	—	848
Loss before equity in earnings of joint ventures	(5,467)	(24,377)	(27,809)	(775)	(58,428)
Equity in earnings (loss) of joint ventures	(52,806)	—	155	52,806	155
Net loss	$(58,273)	$(24,377)	$(27,654)	$52,031	$(58,273)
Other comprehensive income (loss) before income tax effect	1,206	777	303	(1,080)	1,206
Income tax effect	(382)	—	8	(8)	(382)
Other comprehensive income (loss)	824	777	311	(1,088)	824
Total comprehensive income (loss)	$(57,449)	$(23,600)	$(27,343)	$50,943	$(57,449)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$404,130	$471,949	$—	$876,079
Other customers	—	279,061	93	—	279,154
Total net sales	—	683,191	472,042	—	1,155,233
Cost of goods sold	—	655,027	419,493	—	1,074,520
Gross profit	—	28,164	52,549	—	80,713
Selling, general and administrative expenses	32,798	—	1,250	—	34,048
Ravenswood (gains) losses	—	—	(5,500)	—	(5,500)
Other operating expense - net	—	—	1,590	—	1,590
Operating income (loss)	(32,798)	28,164	55,209	—	50,575
Interest expense	(15,288)	(1,153)	(133)	—	(16,574)
Intercompany interest	27,104	6,442	(33,546)		—
Interest income	312	(1)	624	—	935
Net loss on forward and derivative contracts	—	(17,056)	(12)	—	(17,068)
Other income (expense) - net	677	105	(1,847)	—	(1,065)
Income (loss) before income taxes and equity in earnings of joint ventures	(19,993)	16,501	20,295	—	16,803
Income tax (expense) benefit	1,097	—	(5,562)	—	(4,465)
Income (loss) before equity in earnings of joint ventures	(18,896)	16,501	14,733	—	12,338
Equity in earnings of joint ventures	31,671	3,889	437	(35,560)	437
Net income (loss)	$12,775	$20,390	$15,170	$(35,560)	$12,775
Other comprehensive income (loss) before income tax effect	3,073	821	1,166	(1,987)	3,073
Income tax effect	(1,145)	—	28	(28)	(1,145)
Other comprehensive income (loss)	1,928	821	1,194	(2,015)	1,928
Total comprehensive income (loss)	$14,703	$21,211	$16,364	$(37,575)	$14,703

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$502,707	$438,660	$(69,596)	$871,771
Other customers	—	107,725	29	(267)	107,487
Total net sales	—	610,432	438,689	(69,863)	979,258
Cost of goods sold	—	653,258	411,651	(69,552)	995,357
Gross profit (loss)	—	(42,826)	27,038	(311)	(16,099)
Selling, general and administrative expenses	26,077	—	3,226	—	29,303
Ravenswood (gains) losses	—	—	26,830	—	26,830
Other operating expense - net	—	—	2,337	—	2,337
Operating income (loss)	(26,077)	(42,826)	(5,355)	(311)	(74,569)
Interest expense	(15,236)	(1,150)	(135)	—	(16,521)
Intercompany interest	29,222	6,013	(35,235)	—	—
Interest income	108	9	358	—	475
Net gain on forward and derivative contracts	—	2,998	—	—	2,998
Other income (expense) - net	682	29	(1,173)	—	(462)
Loss before income taxes and equity in earnings of joint ventures	(11,301)	(34,927)	(41,540)	(311)	(88,079)
Income tax benefit	591	—	2,646	—	3,237
Loss before equity in earnings of joint ventures	(10,710)	(34,927)	(38,894)	(311)	(84,842)
Equity in earnings (loss) of joint ventures	(73,241)	—	891	73,241	891
Net loss	$(83,951)	$(34,927)	$(38,003)	$72,930	$(83,951)
Other comprehensive income before income tax effect	3,618	2,332	910	(3,242)	3,618
Income tax effect	(1,147)	—	25	(25)	(1,147)
Other comprehensive income (loss)	2,471	2,332	935	(3,267)	2,471
Total comprehensive income (loss)	$(81,480)	$(32,595)	$(37,068)	$69,663	$(81,480)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$70,752	$(217)	$103,678	$—	$174,213
Restricted cash	—	800	48	—	848
Accounts receivable - net	—	40,117	250	—	40,367
Due from affiliates	42	11,806	1	—	11,849
Inventories	180	165,288	96,288	—	261,756
Prepaid and other current assets	5,959	6,176	9,626	—	21,761
Total current assets	76,933	223,970	209,891	—	510,794
Property, plant and equipment - net	17,970	303,708	663,270	—	984,948
Investment in subsidiaries	736,345	55,129	—	(791,474)	—
Due from affiliates - long term	514,676	379,331	9,430	(903,437)	—
Other assets	27,834	43,915	27,887	(31,915)	67,721
TOTAL	$1,373,758	$1,006,053	$910,478	$(1,726,826)	$1,563,463

Accounts payable, trade	$2,712	$53,785	$40,535	$—	$97,032
Due to affiliates	785	15,902	6,970	—	23,657
Accrued and other current liabilities	18,965	19,035	18,732	—	56,732
Accrued employee benefits costs	1,933	8,020	491	—	10,444
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	24,395	104,557	66,728	—	195,680
Senior notes payable	248,036	—	—	—	248,036
Accrued pension benefits costs - less current portion	45,587	19,666	13,497	(31,915)	46,835
Accrued postretirement benefits costs - less current portion	3,873	122,549	1,670	—	128,092
Due to affiliates - long term	270,878	59,395	573,164	(903,437)	—
Other liabilities	7,895	32,115	22,084	—	62,094
Deferred taxes	—	2,721	106,911	—	109,632
Total noncurrent liabilities	576,269	236,446	717,326	(935,352)	594,689
Preferred stock	1	—	—	—	1
Common stock	945	1	59	(60)	945
Other shareholders' equity	772,148	665,049	126,365	(791,414)	772,148
Total shareholders' equity	773,094	665,050	126,424	(791,474)	773,094
TOTAL	$1,373,758	$1,006,053	$910,478	$(1,726,826)	$1,563,463

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(25,306)	$14,298	$61,675	$—	$50,667
Purchase of property, plant and equipment	(8,773)	(5,880)	(8,937)	—	(23,590)
Proceeds from sale of property, plant and equipment	—	831	13,621	—	14,452
Intercompany transactions	34,249	(25,996)	(7,639)	(614)	—
Net cash provided by (used in) investing activities	25,476	(31,045)	(2,955)	(614)	(9,138)
Borrowings under revolving credit facilities	1,022	—	—	—	1,022
Repayments under revolving credit facilities	(1,022)	—	—	—	(1,022)
Issuance of common stock	281	—	—	—	281
Intercompany transactions	33,631	16,785	(51,030)	614	—
Net cash provided by (used in) financing activities	33,912	16,785	(51,030)	614	281
CHANGE IN CASH AND CASH EQUIVALENTS	34,082	38	7,690	—	41,810
Cash and cash equivalents, beginning of period	36,670	(255)	95,988	—	132,403
Cash and cash equivalents, end of period	$70,752	$(217)	$103,678	$—	$174,213

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in thousands)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(20,816)	$23,045	$(2,887)	$15,985	$15,327
Purchase of property, plant and equipment	—	(4,252)	(8,875)	—	(13,127)
Net cash used in investing activities	—	(4,252)	(8,875)	—	(13,127)
Borrowings under revolving credit facilities	900	—	—	—	900
Repayments under revolving credit facilities	(900)	—	—	—	(900)
Intercompany transactions	—	(15,271)	31,256	(15,985)	—
Net cash provided by (used in) financing activities	—	(15,271)	31,256	(15,985)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(20,816)	3,522	19,494	—	2,200
Cash and cash equivalents, beginning of period	58,421	(3,647)	60,619	—	115,393
Cash and cash equivalents, end of period	$37,605	$(125)	$80,113	$—	$117,593

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
Forward-looking statements in this quarterly report and in our other reports filed with the SEC, for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The potential outcome of any trade claims to address excess capacity or unfair trade practices in the aluminum industry;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Our assessment of power pricing and our ability to successfully obtain and/or implement long-term competitive power arrangements for our operations and projects, including at Mt. Holly;

•	Our ability to successfully manage transmission issues and wholesale market power price risk and to control or reduce power costs;

•	Our plans and expectations with respect to the future operation of our smelters and our other operations, including future production restarts or curtailments;

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future earnings, operating results and liquidity;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•	Access to existing or future financing arrangements;

•	Our ability to repay debt in the future;

•
Estimates of our pension and other postretirement liabilities and future payments, property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Future construction investment and development;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;

•	The effect of future laws and regulations; and

•	Our future business objectives, plans, strategies and initiatives.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto. This MD&A contains “forward-looking statements” - see “Forward-Looking Statements” above.
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
Results of Operations
The following discussion for both the three and nine months ended September 30, 2017 reflects Grundartangi and Sebree operating at full capacity and Hawesville and Mt. Holly operating at approximately 40% and 50% of full capacity, respectively.
Our net sales are impacted primarily by the LME price for aluminum, regional and value added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately two-month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon anodes and labor are the principal components of our cost of goods sold. These components together represented over 75% of our cost of goods sold for the year ended December 31, 2016. In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
NET SALES:
Related parties	$299,235	$301,111	$876,079	$871,771
Other customers	101,410	32,539	279,154	107,487
Total net sales	$400,645	$333,650	$1,155,233	$979,258
Gross profit (loss)	$41,402	$(17,612)	$80,713	$(16,099)
Net income (loss)	$20,783	$(58,273)	$12,775	$(83,951)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.22	$(0.67)	$0.13	$(0.96)
Diluted	$0.22	$(0.67)	$0.13	$(0.96)

SHIPMENTS - PRIMARY ALUMINUM[1]

	Direct¹				Toll
	United States		Iceland		Iceland
	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)	Tonnes	Sales $ (000)
2017
3rd Quarter	106,192	$235,831	78,782	$161,051	—	$—
2nd Quarter	103,762	225,552	79,067	161,456	—	—
1st Quarter	106,961	214,705	79,434	149,535	—	—
Total	316,915	$676,088	237,283	$472,042	—	$—

2016
3rd Quarter	106,890	$201,973	75,539	$130,177	—	$—
2nd Quarter	106,974	204,173	54,968	92,707	23,625	27,944
1st Quarter	105,089	194,826	55,030	92,151	22,500	26,115
Total	318,953	$600,972	185,537	$315,035	46,125	$54,059

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2017	2016	$ Difference
Three months ended September 30,	$400.6	$333.7	$66.9
Nine months ended September 30,	$1,155.2	$979.3	$175.9
Net sales for the three months ended September 30, 2017 improved $66.9 million compared to the same period in 2016 driven primarily by higher price realizations of $63.5 million and favorable volume/mix of $3.4 million.

Net sales for the nine months ended September 30, 2017 improved $175.9 million compared to the same period in 2016 driven primarily by higher price realizations of $175.5 million and favorable volume/mix of $0.4 million.

Gross profit (loss) (in millions)	2017	2016	$ Difference
Three months ended September 30,	$41.4	$(17.6)	$59.0
Nine months ended September 30,	$80.7	$(16.1)	$96.8
Gross profit for the three months ended September 30, 2017 improved $59.0 million compared to the same period in 2016 driven primarily by higher price realizations of $63.5 million, of which $59.8 million was attributable to higher LME, as well as favorable operating expense and volume/mix of $2.7 million and $2.6 million, respectively. The improvement was partially offset by unfavorable raw material prices of $7.4 million, unfavorable power prices of $1.8 million and unfavorable other of $0.6 million.

Gross profit for the nine months ended September 30, 2017 improved $96.8 million compared to the same period in 2016 driven primarily by higher price realizations of $175.5 million, of which $171.8 million was due to higher LME, and favorable operating expense of $8.1 million. This favorability was partially offset by unfavorable raw material prices of $49.9 million, unfavorable power prices of $30.6 million, unfavorable volume/mix of $6.0 million and other unfavorability of $0.3 million.

Selling, general and administrative expenses (in millions)	2017	2016	$ Difference
Three months ended September 30,	$14.0	$9.7	$4.3
Nine months ended September 30,	$34.0	$29.3	$4.7

Selling, general and administrative expenses for both the three and nine months ended September 30, 2017 were higher by $4.3 million and $4.7 million, respectively, compared to the same periods in 2016. The increase was primarily due to higher professional fees incurred during the current quarter.

Net gain (loss) on forward and derivative contracts (in millions)	2017	2016	$ Difference
Three months ended September 30,	$(3.9)	$1.3	$(5.2)
Nine months ended September 30,	$(17.1)	$3.0	$(20.1)

For the three months ended September 30, 2017, we recorded unrealized gains of $1.3 million and realized losses of $5.2 million for a net loss of $3.9 million. For the nine months ended September 30, 2017, we recorded unrealized and realized losses of $5.9 million and $11.2 million, respectively, for a total loss of $17.1 million. The period to period changes in net gain (loss) on forward and derivative contracts was primarily due to the impact of LME market price increases on the fair value of our forward and derivative contracts. See Note 13 Derivatives to the consolidated financial statements included herein for additional information.

Income tax (expense) benefit (in millions)	2017	2016	$ Difference
Three months ended September 30,	$(3.3)	$0.8	$(4.1)
Nine months ended September 30,	$(4.5)	$3.2	$(7.7)
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
Available Cash
Our consolidated cash and cash equivalents balance at September 30, 2017 was $174.2 million compared to $132.4 million at December 31, 2016.
Sources and Uses of Cash
Our statements of cash flows for the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$50,667	$15,327
Net cash used in investing activities	(9,138)	(13,127)
Net cash provided by financing activities	281	—
Change in cash and cash equivalents	$41,810	$2,200
Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $50.7 million and $15.3 million, respectively. The favorable change in cash provided by operating activities was driven by year to date net income compared to a net loss in the prior year, partially offset by a $26.2 million increase in trade accounts receivable in 2017 as compared to 2016 resulting from longer payment terms as we increased direct sales to end-users and a $22.8 million increase in inventories due to higher raw material costs.
Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $9.1 million and $13.1 million, respectively. The change in cash used in investing activities was driven primarily by proceeds of $13.6 million received in January 2017 from the sale of our Ravenswood facility, partially offset by an increase in capital expenditures in 2017 of $10.5 million over the prior year period.
Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was immaterial.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. As of September 30, 2017, our credit facilities had $136.6 million of net availability, after consideration of our outstanding letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers. The borrowings and repayments under our credit facilities for the nine months ended September 30, 2017 were related to routine banking fees.
As of September 30, 2017, we had $38.7 million of letters of credit outstanding under our U.S. revolving credit facility with 57% related to our domestic power commitments and the remainder securing certain debt and workers' compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. As of September 30, 2017, our fixed charge coverage ratio was less than 1.1 to 1.0; however, our availability under the U.S. credit facility as of September 30, 2017 was $86.6 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2017, we were in compliance with all such covenants.
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
Contingent Commitments
We have a contingent obligation to E.ON which consists of the aggregate E.ON payments made to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2017, the principal and accrued interest for the E.ON contingent obligation was $22.1 million, which was fully offset by a derivative asset. We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2017 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the curtailment of operations at the facility and, pursuant to the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. The agreement permits us to defer payments during periods of lower primary aluminum prices relative to our cost of operations. We remeasure aluminum prices against our cost of operations on an annual basis based on our fourth quarter results. To the extent that we elect to defer one or more of these payments, we are required to provide the PBGC with acceptable security for any such deferred payments. We made contributions pursuant to this agreement of $1.1 million in 2015 and $6.7 million in 2013. We did not make any contributions during 2014, 2016 and the nine month period ended September 30, 2017. The remaining contributions under this agreement are approximately $9.6 million.
Other items
In 2011, our Board of Directors approved a $60 million common stock repurchase program which was expanded in 2015 to $130 million. Through September 30, 2017, we expended $86.3 million under the program and repurchased 7.2 million common shares. There have been no share repurchases since April 2015 and as of September 30, 2017, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23,000 over the course of 10 years. Upon approval of the settlement, we paid $5,000 to the aforementioned trust in September 2017 and recognized a gain of $5,500 to arrive at the net present value of the $12,500 liability recorded in accrued and other current liabilities as well as other liabilities, as of September 30, 2017. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2,000 for nine years. We utilized and expect to continue utilizing cash flows from operations to fund the payments associated with this settlement.  See Note 9 Commitments and contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures for the nine months ended September 30, 2017 were $23.6 million. We estimate our total capital spending in 2017 will be approximately $30.0 million, primarily related to our ongoing maintenance and investment projects at our smelters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure. As of September 30, 2017, we had open LME forward financial sales contracts to fix the forward LME price of 19,590 tonnes of primary aluminum. Of these, 17 tonnes settle monthly, on a ratable basis, through December 31, 2017, with the remaining expected to settle ratably between November 1, 2019 and December 31, 2020. At September 30, 2017 we recorded a liability of $7.7 million to reflect the fair value for the forward financial sales contracts.
From time to time, we enter into financial contracts to offset fixed price sales arrangements with certain of our customers to remain exposed to the LME price. As of September 30, 2017, we had open positions related to such arrangements of 6,207 tonnes of primary aluminum which settle on various dates up to and including December 2018. These financial contracts have equal and offsetting asset and liability positions, resulting in a net fair value of zero.
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
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.  During 2017, we entered into financial contracts to fix the forward price of approximately 4% of power purchases at Grundartangi for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). As of September 30, 2017, we had an open position of 256,200 MWh related to the power price swaps and the fair value was immaterial.
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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Iceland krona ("ISK"), the euro, the Chinese renminbi and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese renminbi.  We have deposits denominated in ISK in Icelandic banks; in addition, our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Further, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of September 30, 2017, we had no foreign currency forward contracts outstanding.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at September 30, 2017, refer to Note 9 Commitments and contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors.
The following is an update to the similarly named risk factor set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should carefully consider the risk factor set forth below and those contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Unpredictable events, including natural disasters, dangerous weather conditions, river conditions and political unrest, may adversely affect our ability to conduct business.
We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters, including Iceland.  Iceland suffered several natural disasters and extreme weather events in 2010, 2011, 2012, 2014 and 2016, including significant volcanic eruptions and earthquakes.  Power is supplied to our Grundartangi smelter from hydroelectric and geothermal sources. Lack of sufficient rain that leads to low water levels in the reservoirs could lead to power curtailments which impact our production.Future unpredictable events, including natural disasters, dangerous weather conditions and political unrest, may adversely affect our ability to conduct business by causing disruptions in Icelandic, Chinese, Dutch, U.S. or global economic conditions, inflicting loss of life, damaging property and requiring substantial capital expenditures and operating expenses to remediate damage and restore operations at our production facilities.
In addition, we accept delivery of necessary raw materials transported using public infrastructure such as river systems and seaports. Deterioration of such infrastructure and/or other adverse conditions could result in transportation delays or interruptions and increased costs, as occurred during the third quarter of 2017 when lock closures on the Ohio River impacted our alumina supply and forced us to find alternative means to transport alumina to our Kentucky operations at increased cost. Any delays in the delivery of raw materials necessary for our production impact our ability to operate our plants and could have a material adverse effect on our business, financial condition or results of operation.
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
During the quarter ended September 30, 2017, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals, and energy products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $144 million for the quarter ended September 30, 2017.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2017 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	November 8, 2017	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date:	November 8, 2017	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)