Form 10-K
period 2017-12-31
CENTURY ALUMINUM CO
filed 2018-02-28
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2017, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $771,000,000.  As of February 23, 2018, 87,562,526 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2018 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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
Forward-looking statements in this Annual Report and in our other reports with the Securities and Exchange Commission (the "SEC"), for example, may include statements regarding:

•	Future global and local financial and economic conditions;

•	Our assessment of the aluminum market and aluminum prices (including premiums);

•	The potential outcome or occurrence of any trade claims to address excess capacity or unfair trade practices in the aluminum industry;

•	Our ability to procure alumina, carbon products and other raw materials and our assessment of pricing and costs and other terms relating thereto;

•	Our assessment of power pricing and our ability to successfully obtain and/or implement long-term competitive power arrangements for our operations and projects, including at Mt. Holly;

•	Our ability to successfully manage transmission issues and market power price risk and to control or reduce power costs;

•	Our plans and expectations with respect to the future operation or potential curtailment of our smelters and our other operations, including future production restarts or curtailments;

•	Our plans and expectations with respect to the sale or other disposition of our 40% interest in BHH;

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•	Access to existing or future financing arrangements;

•	Our ability to repay debt in the future;

•
Estimates of our pension and other postretirement liabilities and future payments, property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Future construction investment and development;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets and liabilities and the impact of recent tax reform in the U.S.;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;

•	The effect of future laws and regulations;

•	Negotiations with labor unions representing certain of our employees; and

•	Our future business objectives, plans, strategies and initiatives.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking statements cautionary language contained in Item 1A. Risk Factors in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and in other filings made with the SEC.  Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that could cause actual results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-

i

looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ii

PART I
Throughout this Annual Report on Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," the "Company," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Our primary aluminum facilities produce standard-grade and value-added primary aluminum products.  Our current annual primary production capacity is approximately 1,016,000 tonnes per year ("tpy"). We produced approximately 749,000 tonnes of primary aluminum in 2017.
In addition to our primary aluminum assets, we also own a carbon anode production facility located in the Netherlands ("Vlissingen") and hold a 40% interest in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in China. Carbon anodes are consumed in the production of primary aluminum. Both BHH and Vlissingen currently supply carbon anodes to our smelter in Grundartangi, Iceland. Each of our smelters in the United States sources anodes from on-site carbon anode production facilities.
We operate our business through one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 18. Business segments to the consolidated financial statements included herein.
Century Aluminum Company is a Delaware corporation with principal executive offices located at One South Wacker Drive, Suite 1000, Chicago, Illinois 60606.
Strategic Objective
Our strategic objective is to maximize the financial returns we generate for our stockholders by: (a) optimizing our safety and environmental performance; (b) improving the competitiveness of our existing assets by managing costs and improving productivity and efficiency; (c) pursuing upstream investment opportunities in bauxite mining, alumina refining and the production of other key operating supplies; and (d) expanding our primary aluminum business by improving and investing in the facilities we currently own as well as constructing, investing in or acquiring additional capacity.
Primary Aluminum Facilities
Overview of Facilities
We operate three U.S. aluminum smelters, in Hawesville, Kentucky ("Hawesville"), Robards, Kentucky ("Sebree") and Goose Creek, South Carolina ("Mt. Holly"), and one aluminum smelter in Grundartangi, Iceland ("Grundartangi").
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf, and is our most modern facility. Grundartangi is currently in the process of a multi-year expansion project that has brought the annual production capacity from 280,000 tonnes to current capacity of 317,000 tonnes (2017 volume) and is expected to ultimately increase annual production capacity to approximately 325,000 tonnes.  Grundartangi produces standard-grade aluminum ingot and a primary foundry alloy product, which is a value-added product that is sold at a premium to standard-grade aluminum.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes. Approximately 60% of Hawesville's capacity has been curtailed since the fourth quarter of 2015. Hawesville produces standard-grade and high-purity aluminum that can be cast into sow or delivered directly to nearby customers as molten metal.

Hawesville is our largest U.S. smelter and has the capacity to be the largest producer of high purity primary aluminum in North America. Four of Hawesville's five potlines are capable of producing high purity aluminum which is sold at a premium to standard-grade aluminum and is used extensively by the defense industry as well as for certain aerospace applications.
Sebree
Sebree, located adjacent to the Green River near Robards, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"). Sebree has an annual production capacity of approximately 220,000 tonnes. Sebree produces standard-grade aluminum that can be cast into sow and value-added products, including billet, that are sold at a premium to standard-grade aluminum or delivered directly to nearby customers as molten metal.
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 229,000 tonnes. The Mt. Holly facility is currently operating at approximately 50% of capacity while CASC pursues a long-term power solution. See "Key Production Costs — Electrical Power Supply Agreements" below for further discussion of our power arrangements at Mt. Holly.
Mt. Holly is the most modern primary aluminum smelter in the United States. Mt. Holly produces standard-grade aluminum that is cast into tee bars as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade aluminum.
Primary Aluminum Production Capacity
Our primary aluminum smelters and their respective capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2017 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	317,000	317,000
Hawesville, Kentucky USA	100%	1970	250,000	99,000
Sebree, Kentucky, USA	100%	1973	220,000	220,000
Mt. Holly, South Carolina USA	100%	1980	229,000	113,000
			1,016,000	749,000

(1)	The tonnes per year (tpy) figures in this column reflect each facility’s highest annual production for the last five fiscal years through and including the fiscal year ended December 31, 2017.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2012(1).

(1)
Shipment volumes reflect our acquisition of Sebree in June 2013 and the remaining interest in Mt. Holly in December 2014 as well as the partial curtailment of our Hawesville and Mt. Holly operations during the fourth quarter of 2015.

Primary Aluminum Projects
Helguvik project
The Helguvik project is a greenfield project for an aluminum reduction facility in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), owned by our wholly-owned subsidiary Nordural Helguvik ehf ("Nordural Helguvik"). The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland.  Construction activity and spending on the project have remained curtailed since 2008 pending our ability to secure power delivery for the project at competitive prices. See "Key Production Costs — Electrical Power Supply Agreements" below for further discussion of our power arrangements at Helguvik.
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

Baise Haohai Carbon Company, Ltd.
BHH is a carbon anode and cathode facility which commenced operations in 2008. BHH is operated as a joint venture between one of our wholly-owned subsidiaries, which owns a 40% stake in the company, and Guangxi Qiangqiang Carbon Co., Ltd., which holds the remaining 60% ownership interest and is the operator of this facility. The BHH facility has an annual carbon anode production capacity of 180,000 tonnes and an annual cathode baking and graphitization capacity of 20,000 tonnes. Following the completion of the construction of our second furnace at our carbon anode facility in Vlissingen, Netherlands, we made the decision to pursue an exit from this investment. There is no assurance we will be successful in exiting this investment on terms that are acceptable to us or at all.
Pricing
Primary aluminum is an internationally traded commodity and its price is effectively determined on the London Metal Exchange (the "LME") and other exchanges, plus any regional delivery premiums and value-added product premiums. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the value of regional delivery and product premiums.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in the aluminum price through the use of fixed-price commitments, LME-linked supply contracts and financial instruments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Customer Base
For the year ended December 31, 2017, we derived approximately 75% of our consolidated net sales from sales to Glencore plc and its affiliates (together, "Glencore"). Glencore purchases the aluminum we produce for resale.
We have entered into agreements with Glencore pursuant to which Glencore has agreed to purchase a substantial portion of our aluminum produced from our U.S. and Icelandic operations through 2018 and 2019, respectively. Glencore purchases aluminum produced at our North American smelters at prices based on the LME price for primary aluminum plus the Midwest regional delivery premium and any additional market based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any applicable product premiums.
Key Production Costs
Alumina, electrical power, calcined petroleum coke and liquid pitch (the key raw materials for carbon anodes), and labor are the principal components of our cost of production.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2017.  For a description of certain risks related to our raw materials, supplies and labor, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements
A summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (2)
Glencore (1)	Variable	Through December 31, 2017	Variable, API-based
Gramercy Alumina	Approximately 600,000 tpy	Through December 31, 2019	Variable, API-based

(1)
Both parties are continuing to operate under the terms of this agreement while we negotiate a new agreement. Under the terms of this agreement, Glencore provides alumina supply for all of Century's requirements net of the other contractual commitments set forth above.

(2)	Pricing is based on a published alumina index ("API").

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2023 - 2036	Variable rate linked to (i) the LME price for primary aluminum or (ii) the Nord Pool power market
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2018	Variable rate based in part on a cost of service charge and in part on natural gas prices
Helguvik	OR	Approximately 25 years from the dates of each phase of power delivery	Variable rate based on the LME price for primary aluminum

Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS, Landsvirkjun and OR at prices indexed to the price of primary aluminum, which provides a natural hedge of our largest production cost.  Beginning in November of 2019, our contract with Landsvirkjun (covering approximately 30% of our current power requirements at Grundartangi) will be priced linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe. We have entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period from November 1, 2019 through December 31, 2020.
Grundartangi's power purchase agreements expire on various dates from 2023 through 2036 (subject to extension). Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Hawesville. CAKY is party to a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2019. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2019. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
Mt. Holly. CASC is party to a power agreement with the South Carolina Public Service Authority ("Santee Cooper") for power to the Mt. Holly smelter. Under this contract, 25% of Mt. Holly's electric power requirements is supplied from Santee Cooper's generation at cost-of-service based rates. The remaining 75% of Mt. Holly's electric power requirements is supplied from third-party generation at rates based on natural gas prices. Mt. Holly's power agreements expire on December 31, 2018. Each of these agreements can be terminated by Mt. Holly on 60 days' notice.

Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry and puts its continued operation at risk. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. See Item 1A. Risk Factors — "If we are unable to enter into a long term, market-based power arrangement for Mt. Holly, we may choose, or be forced, to curtail operations at the plant."
Helguvik. Nordural Helguvik is party to a power agreement with OR for a portion of Helguvik’s expected power requirements to the Helguvik project.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. We are in discussions with OR with respect to the remaining phases.
See Note 14. Commitments and contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.
Employees
As of December 31, 2017, we had 1,864 employees.
Labor Agreements
The bargaining unit employees at our Grundartangi, Hawesville and Sebree smelters and our Vlissingen carbon anode facility, representing approximately 65% of our total workforce, are represented by labor unions.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2019
Hawesville	USW	Through April 1, 2020
Sebree	USW	Through October 28, 2019
Vlissingen	FME	Through June 1, 2018
Approximately 87% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. The current labor agreement is effective through December 31, 2019.
100% of Vlissingen's workforce is represented by the Federation for the Metal and Electrical Industry (the "FME"). The FME negotiates working conditions with trade unions on behalf of its members. The current agreement with the FME is effective through June 1, 2018.
Approximately 52% of our U.S. based workforce is represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"). CAKY's Hawesville employees represented by the USW are under a collective bargaining agreement that expires on April 1, 2020. Century Sebree's employees represented by USW are under a collective bargaining agreement that expires on October 28, 2019.
Competition
The market for primary aluminum is global, and demand for aluminum varies widely from region to region.  We compete with aluminum producers within the U.S. and internationally as well as with producers of alternative materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications. Our competitive position depends, in part, on the availability of electricity, alumina and our other key raw materials to our operations at competitive prices. We face global competition from companies who may have access to these key production costs at lower prices. Many of our competitors are also larger than we are and have vertically integrated operations with superior cost positions. As a result, these companies may be better able to withstand reductions in price or other adverse industry or economic conditions.
While we face significant competition, we also have several competitive advantages:

Access to Markets. Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest regional delivery premium and providing a competitive advantage in freight costs over our competitors. The proximity to our customers also allows our Hawesville and Sebree plants to deliver a portion of their production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers. In Iceland, our proximity to European markets provides a competitive advantage for Grundartangi, including logistical benefits compared to our competitors outside the European Economic Area ("EEA"). As a member of the EEA, Iceland has duty free access to these European markets.
Access to Power. Our Kentucky operations have benefited over the past several years from market-based power contracts that have provided electricity to these operations at competitive prices. Currently, all of our power under our power contract for our Grundartangi plant is indexed to the price of primary aluminum (and after November 2019, 70% of its power will continue to be indexed to the price of primary aluminum), which provides a natural hedge of our largest production cost.
Diverse Value Added Product Portfolio. We maintain a diverse product portfolio. As noted above, our Hawesville plant has the capacity to be the largest producer of high purity aluminum in the United States. We also have the ability across our operations to cast a variety of aluminum products, both in terms of shapes and alloys. These value-added primary aluminum products are sold at a premium to standard-grade aluminum.
Sustainability. Our Grundartangi plant receives 100% of its power requirements from clean hydroelectric and geothermal sources, reducing our fossil fuel usage and mitigating the impact of any current or future carbon regulations.
For additional information, see Item 1A. Risk Factors — "We may be unable to continue to compete successfully in the highly competitive markets in which we operate."
Financial Information about Segments and Geographic Areas
We operate in one reportable segment, primary aluminum.  Additional information about our segment reporting and certain geographic information is available in Note 18. Business segments to the consolidated financial statements included herein.
Environmental Matters
We are subject to various environmental laws and regulations in the countries in which we operate.  We have spent, and expect to continue to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Note 14. Commitments and contingencies to the consolidated financial statements included herein.
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
During the year ended December 31, 2017, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals and energy products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $817 million for the year ended December 31, 2017.
At the same time as providing this information to us, the non-U.S Stockholder Affiliates amended the information that it provided us for the third quarter of 2017 to state that the gross revenue of the non-U.S. Stockholder Affiliates related to these contracts did not exceed the value of total USD $145 million for the third quarter of 2017 compared to the USD $144 million previously reported.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2017 that requires disclosure in this report under Section 13(r) of the Exchange Act.
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

Item 1A. Risk Factors
The following describes certain of the risks and uncertainties we face that could materially and adversely affect our business, financial condition and results of operation, and cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements.  These risk factors should be considered together with the other risks and uncertainties described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein.  This list of significant risk factors is not all-inclusive or necessarily in order of importance.
Declines in aluminum prices could have a material adverse effect on our earnings and cash flows.
Our operating results depend on the market for primary aluminum. Primary aluminum is a globally traded commodity and its price is effectively determined on the London Metal Exchange (the "LME") and other exchanges, plus any regional delivery premiums and value-added product premiums. Because primary aluminum is a global commodity, the price for aluminum can be volatile and subject to many factors beyond our control. The LME price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors, political and economic conditions, as well as production costs in major production regions. Regional premiums are generally influenced by the supply-demand balance for a particular region and associated transportation costs. Product premiums reflect the supply-demand balance for particular shapes and alloys.
Reflecting this volatility, during 2017, the average LME price for primary aluminum was $1,968 per tonne, compared to $1,604 per tonne in 2016 and $1,663 per tonne in 2015. During 2017, the average U.S. Midwest premium was $199 per tonne, compared to $169 per tonne in 2016 and $279 per tonne in 2015.   During 2017, the average European Duty Paid premium was $148 per tonne, compared to $132 per tonne in 2016 and $236 in 2015. There can be no assurance that recent volatility in the price of aluminum will not continue.
Declines in the aluminum price have a direct impact on our results of operations. As a result of price declines in 2015, we curtailed production at our Hawesville smelter, which continues to operate at approximately 40% of capacity, and took other actions to reduce our cost of production, including deferring certain capital expenditures and maintenance costs and implementing workforce reductions. Future declines in the aluminum price could result in additional curtailments of our operations and additional cost cutting measures. Any deferred costs could ultimately result in higher capital expenditures and maintenance costs than would have been incurred had such costs not been deferred and increase the costs to restore production to capacity if market forces warrant.
Declines in the market price for aluminum could also reduce our liquidity due to lower borrowing availability under our asset-based revolving credit facility (caused by lower market value of our inventory and accounts receivable). Declines in aluminum prices (and regional delivery, product and other premiums) may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
Excess capacity and over production of aluminum products may continue to materially disrupt world aluminum markets causing price deterioration and, in turn, adversely impact our sales, margins and profitability.
World aluminum prices have been significantly depressed in recent years due to large amounts of excess capacity and over production in China and other regions. Significant portions of world aluminum production would not be possible without financial and other support from governments and state-owned entities. This oversupply has caused world aluminum prices to be adversely impacted. Continued over production and the improper export of heavily subsidized aluminum products may continue to materially disrupt world aluminum markets resulting in depressed prices and, in turn, materially adversely impact our sales, margins and profitability.
Increases in energy costs adversely affect our business.
Electrical power represents one of the largest components of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.

Our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts, and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. Market-based electricity contracts expose us to market price volatility and fluctuations driven primarily by coal and natural gas prices and weather-influenced electric loads. In 2017, both coal and natural gas prices were relatively low, weather conditions were moderate and the energy prices we realized under these agreements were competitive. However, electrical power prices can fluctuate (for instance, as a result of extreme weather conditions), without any direct relationship to the price of aluminum. There can be no assurance that our market-based power supply arrangements at our Hawesville, Sebree and Mt. Holly plants will result in favorable electricity costs.
Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") at prices indexed to the price of primary aluminum.  Linking the price of power to the price of aluminum provides a natural hedge of our largest production cost. Beginning in November 2019, one of our contracts (covering approximately 30% percent of our current power requirements at Grundartangi) will be priced linked to the market price for power in the Nord Pool power market, which will expose us to market price volatility and fluctuations based on the market price for power in the Nordic countries and certain other areas of Europe. These markets can fluctuate significantly.
Any increase in our electricity and energy prices could have a material adverse effect on our business, financial position, results of operations and liquidity.
If we are unable to enter into a long term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to further curtail operations at the plant.
Mt. Holly is currently required to purchase 25% of its power requirements from Santee Cooper's generation at a standard cost-based industrial rate, which is the highest rate paid for power by any U.S. smelter and substantially higher than the rate Mt. Holly pays for market power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry. As a result of such uncompetitive power prices, Mt. Holly has curtailed 50% of its production capacity. In January 2017, we filed an antitrust lawsuit against Santee Cooper seeking damages and injunctive relief, including the ability to purchase 100% of Mt. Holly's power from the open market. In October 2017, the District Court granted Santee Cooper's motion to dismiss this lawsuit and we subsequently appealed the decision of the District Court to the U.S. Court of Appeals for the Fourth Circuit. As a result of such lawsuit, Santee Cooper may seek to take actions detrimental to Mt. Holly, including altering the terms and price of its current service to Mt. Holly. There can be no assurance that we will be successful in our appeal or how long it may take to come to resolution. If we are unable to secure a long term power arrangement for 100% of Mt. Holly's power requirements on competitive terms, we may choose, or be forced, to further curtail operations at the plant.
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
Increases in our raw material costs and disruptions in our supply adversely affect our business.
Our business also depends upon the adequate supply of alumina, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes and cathodes and other materials.  The availability of our raw materials at competitive prices is critical to the profitability of our operations and increases in pricing could have a material adverse effect on our business, financial position, results of operations and liquidity. Some of our supply agreements have variable pricing and can be subject to factors beyond our control. For example, the pricing under our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market price volatility and fluctuations. Because we sell our products based on the LME price for primary aluminum, we would not be able to pass on to our customers any increased costs of raw material that are not linked to the LME price.
In addition, disruptions to the supply of these production inputs could occur for a variety of reasons, including disruptions of production at a particular supplier’s facility or power plant.  Any supply disruption may require us to purchase these products on less favorable terms than under our current agreements due to the limited number of suppliers of these products or other market conditions.  In some instances, we may be unable to secure an alternative supply of these resources. Any disruption in our materials or electricity supply may adversely affect our operating results if we are unable to secure alternate supplies of materials at comparable prices or at all.
For some of these production inputs, such as alumina and anode supply, we rely on a limited number of suppliers. Many of our supply agreements are short term or expire in the next few years. We can provide no assurance that we will be able to renew such agreements at commercially favorable terms, if at all.
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
From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken major expansions of our Grundartangi and Vlissingen facilities. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, permitting, and labor-related factors. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our failure to maintain satisfactory labor relations could adversely affect our business.
The bargaining unit employees at our Grundartangi, Hawesville, Sebree and Vlissingen facilities are represented by labor unions, representing approximately 65% of our total workforce as of December 31, 2017.  If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  As part of any negotiation with a labor union, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our facilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
Certain of our raw material and services contracts contain "take-or-pay" obligations.
We have obligations under certain contracts to take-or-pay for specified raw materials or services over the term of those contracts regardless of our operating requirements.  To the extent that we curtail production at any of our operations, we may continue to be obligated to take or pay for goods or services under these contracts as if we were operating at full production, which reduces the cost savings advantages of curtailing aluminum production. Our financial position and results of operations may also be adversely affected by the market price for such materials or services as we will continue to incur costs under these contracts to meet or settle our contractual take-or-pay obligations.  If we were unable to use such materials or services in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for such materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.
We have historically derived substantially all of our revenue from a small number of customers, and we could be adversely affected by the loss of a major customer or changes in the business or financial condition of our major customers.
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the years ended December 31, 2016 and December 31, 2017, we derived approximately 89% and 75%, respectively, of our consolidated net sales from Glencore and we currently have agreements in place to sell a substantial portion of our 2018 and 2019 production to Glencore. We expect that the rest of our 2018 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
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
We receive a significant portion of our revenues and cash flow from our operations in Iceland.  These operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, taxes, export duties, currency restrictions and exchange, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws and regulations.  Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future adverse changes in these laws could have a material adverse effect on our business, financial position, results of operations and liquidity.
In addition, we may be exposed to fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. To the extent we explore additional opportunities outside the U.S., our currency risk with respect to the Icelandic krona, the euro and other foreign currencies may increase.
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
As of December 31, 2017, we had an aggregate of approximately $256 million of outstanding debt and we may incur additional debt in the future.
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
We are a holding company and conduct all of our operations through our subsidiaries.  As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries.  The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and any restrictions or prohibitions on intercompany transfers by those subsidiaries contained in agreements governing the debt of such subsidiaries.
The failure of our information technology systems and/or difficulties or delays in implementing new information technology systems could have a material adverse effect on our business, results of operations and financial position.
We depend on our information technology systems to effectively manage significant aspects of our business including, without limitation, production process control, metal inventory management, and reporting financial and operational results.  We are currently in the process of a company-wide deployment of a new enterprise resource planning system.  Deployment of new information systems and technologies involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation, or transition of such systems could result in increased costs, disruptions in our business, and/or adversely affect our ability to timely report our financial results.
Our information technology systems may also be vulnerable to damage or interruption from circumstances largely beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, security breaches, and cyber-attacks, which include viruses, malware, and ransom attacks. Cybersecurity incidents, in particular, continue to become more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data.
We have taken measures to minimize the risks related to information technology systems. However, there is no assurance that these measures will be adequate.  Any failure or interruption of our current information technology systems, and/or any failure resulting from a transition to new information technology systems, could have a material adverse effect on our business, results of operations and financial position.
Climate change legislation or environmental regulations may adversely impact our operations.
Climate change and greenhouse gas emissions have been the subject of significant public and scientific attention in the countries in which we operate. In turn, increasing government attention is being paid to global climate issues and to emissions of greenhouse gases, including emissions of carbon dioxide from coal combustion by power plants. A number of governments or governmental bodies in these countries have introduced legislative and regulatory change in response to the potential impacts of climate change.
For example, in October 2015, the U.S. Environmental Protection Agency (the "EPA") adopted the Clean Power Plan which would require states to meet significant carbon emission reduction standards.  These regulations could have a variety of adverse effects on our business.  Electricity represents our single largest operating cost and the availability of electricity at competitive prices is critical to the profitability of our operations.  Some of the power we purchase in the United States is generated at coal-based power plants, which are likely to be significantly impacted by these regulations.  For example, these regulations could require permanent closure of significant amounts of coal-based power generation.  Replacement generation would likely be more expensive, including substantial amounts of renewable generation, which additional costs would likely be passed down to us in the form of higher rates.  This could significantly increase our operating costs which would have a material adverse effect on our business, financial position, results of operations and liquidity.  Even small increases in power prices could have a disproportionate impact on our business if such price increases are not supported by then current aluminum prices.  Certain states have challenged the Clean Power Plan and, in October 2017, the EPA announced its proposal to repeal the Clean Power Plan in its entirety on the grounds that that the plan is illegal because it goes beyond the government's authority. The potential impact of these regulations on us will depend on the form in which these regulations are ultimately implemented, if at all.
In addition, as a member of the European Economic Area and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and to prepare to abide by Directive 2003/87/EC of the European Parliament which establishes a "cap and trade" scheme for greenhouse gas emission allowance trading.  Iceland is complying with the Directive by participating in the European Union ("EU") Emission Trade Scheme from January 1, 2013.  Although we will receive approximately 70% of needed carbon dioxide allowances for the Grundartangi smelter free of charge, the economic impact of implementing this system is not fully known as cost of allowances could rise.
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
In addition, many of our key suppliers are subject to environmental laws and regulations that may affect their costs of production resulting in an increase in the price of the products that we purchase from them. For instance, some of the power we purchase in the United States is generated at coal-based power plants, which are subject to significant environmental regulation. Application of existing and new environmental laws and regulations to us and/or our key suppliers may have a material adverse effect on our business, financial position, results of operations and liquidity.
Our operations are subject to a variety of laws that regulate the protection of the health and safety of our employees, and changes in health and safety regulation could result in significant costs, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
We are subject to various foreign, federal and state laws that regulate the protection of the health and safety of our workers. Changes in existing laws, possible future laws and regulations or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures or impose restrictions on our operations. For example, we are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”). On January 9, 2017, OSHA published a new standard for workplace exposure to beryllium, contained in alumina. The new standard would, among other things, lower the permissible exposure limits and establish new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and recordkeeping, among others. Companies are required to comply with certain elements of the new standard by March 12, 2018; however, we have filed a petition with the U.S. Court of Appeals to review the final rule and are in negotiations with OSHA to make certain changes to the rule and delay the compliance dates. In the event we are unable to reach an agreement with OSHA, we will proceed with our petition challenging the rule. Compliance with the new standard in its current form would require significant capital expenditure and would likely increase our production costs. The ultimate impact, if any, of this new standard will depend on the nature and extent of the final rule as implemented, the cost of and our ability to meet the new standard, the potential impact on alumina costs, and other factors. Failure to comply with applicable laws and regulations that regulate the protection of the health and safety of our workers may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on the our business and results of operations.
Glencore may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.
Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred stock. In addition, one of our five directors is a Glencore employee. During the year ended December 31, 2017, we derived approximately 75% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2018. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. Because of the interests described above, Glencore may have substantial influence over our business, and on the outcome of any matters submitted to our stockholders for approval.
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
As of December 31, 2017, we had federal net operating loss carryforwards of approximately $1.5 billion which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
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
Unpredictable events may interrupt our operations, which, may adversely affect our business.
Our operations may be susceptible to unpredictable events, including accidents, transportation and supply interruptions, labor disputes, equipment failure, information system breakdowns, natural disasters, dangerous weather conditions, river conditions, political unrest and other events. Operational malfunctions or interruptions at one or more of our facilities could result in substantial losses in our production capacity, personal injury or death, damage to our properties or the properties of others, monetary losses and potential legal liability.
Iceland, for example, suffered several natural disasters and extreme weather events in 2010, 2011, 2012, 2014 and 2016, including significant volcanic eruptions and earthquakes which can lead to disruption in power transmission or other impacts to our operations. Insufficient rain in Iceland has and could in the future lead to low water levels in the reservoirs which has and may again result in curtailments in power which is provided to our Grundartangi, Iceland smelter from hydroelectric and geothermal sources.
We accept delivery of necessary raw materials to our operations using public infrastructure such as river systems and seaports. Deterioration of such infrastructure and/or other adverse conditions could result in transportation delays or interruptions and increased costs, as occurred during the third quarter of 2017 when lock closures on the Ohio River impacted our alumina supply and forced us to find alternative means to transport alumina to our Kentucky operations at increased cost. Any delay in the delivery of raw materials necessary for our production could impact our ability to operate our plants and have a material adverse effect on our business, financial condition or results of operation.
Future unpredictable events may adversely affect our ability to conduct business and may require substantial capital expenditures and operating expenses to remediate damage and restore operations at our production facilities. Although we maintain insurance to mitigate losses resulting from such events, our coverage may not be sufficient to cover all losses, may have high deductibles or may not cover certain events at all. To the extent these losses are not covered by insurance, our financial condition, results of operations and cash flows could be materially and adversely affected.

Item 1B. Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.
Item 2. Properties
Our principal executive office is located at 1 South Wacker Drive, Chicago, Illinois 60606. We own and operate aluminum smelters in the United States and Iceland. We also own a carbon anode production facility located in the Netherlands and a 40% interest in a carbon anode and cathode facility located in China. We lease certain of our facilities under long-term operating leases, however we do not believe that this fact materially affects the continued use of these properties. We believe all of our facilities are suitable and adequate for our current operations.  Our significant properties are listed below. Additional information about the age, location and productive capacity of our facilities is available in the "Overview" section of Item 1. Business.

Facility	Ownership
Hawesville	100% Owned
Sebree	100% Owned
Mt. Holly	100% Owned
Grundartangi	Long-term ground lease through 2030, renewable at expiration at our option for successive ten year periods
Helguvik	Long-term ground lease expected to begin on the date of commercial operations for 50 years with an automatic extension provision for successive 15 year periods
Vlissingen	Long-term 100 year ground lease
Chicago Corporate Office	Long-term office lease that expires in September 2024

Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2017, refer to Note 14. Commitments and contingencies to the consolidated financial statements included herein.
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

	2017		2016
Sales prices	High	Low	High	Low
First quarter	$16.53	$8.39	$8.94	$2.63
Second quarter	17.28	11.59	9.40	5.64
Third quarter	20.68	12.94	8.45	5.53
Fourth quarter	20.30	13.00	10.69	6.51
Holders
As of February 9, 2018, there were 62 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2017 or 2016.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our U.S. revolving credit facility and the indenture governing our 2021 Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 5. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2012 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders from December 31, 2012 through December 31, 2017

As of December 31,	2012	2013	2014	2015	2016	2017
Century Aluminum Company	$100	$119	$279	$50	$98	$224
Morningstar Aluminum Index	100	105	145	90	93	166
S&P 500 Index	100	132	151	153	171	208

Issuer Purchases of Equity Securities during the three months ended December 31, 2017

There were no issuer purchases of equity securities during the three months ended December 31, 2017. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Items for a discussion of the current stock repurchase authorization.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years and should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data and notes thereto.

	Year Ended December 31,
	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
	(dollars in thousands, except per share amounts)
Net sales	$1,589,080	$1,319,094	$1,949,857	$1,931,042	$1,454,313
Gross profit (loss)	128,605	(11,042)	41,313	201,799	39,523
Operating income (loss)	93,858	(234,213)	(39,088)	140,123	(36,556)
Net income (loss)	48,580	(252,415)	(59,310)	126,474	(40,313)
Earnings (loss) per share:
Basic	$0.51	$(2.90)	$(0.68)	$1.31	$(0.45)
Diluted	0.51	(2.90)	(0.68)	1.30	(0.45)

Dividends per common share	$—	$—	$—	$—	$—
Total assets	1,581,641	1,540,327	1,752,468	2,025,058	1,810,196
Total debt (5)	255,968	255,514	255,093	254,703	262,946
Long-term debt obligations (6)	248,153	247,699	247,278	246,888	246,528

Other information
Primary aluminum shipments, in tonnes:
Direct	743,198	687,700	823,751	728,377	485,690
Toll	—	46,125	98,207	138,748	278,908
Average price per tonne:
Direct shipments	$2,126	$1,825	$2,169	$2,333	$2,154
Toll shipments	$—	$1,172	$1,374	$1,554	$1,448
LME	$1,968	$1,604	$1,663	$1,867	$1,846
Midwest premium	$199	$169	$279	$450	$244
European Duty Paid premium	$148	$132	$236	$424	$272

(1)	In 2016, the Helguvik project in Iceland was determined to be impaired and charges of $152.2 million were recorded.

(2)	In 2015, Ravenswood was permanently closed. Also, in the fourth quarter of 2015, operations at Hawesville and Mt. Holly were partially curtailed.

(3)	In December 2014, the remaining interest in Mt. Holly was acquired.

(4)	In June 2013, Sebree was acquired and our corporate offices were relocated to Chicago, Illinois.

(5)
Total debt includes all long-term debt obligations and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, borrowings under our revolving credit facilities and the IRBs.

(6)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of the long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto in Item 8. and Risk Factors in Item 1A. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above.
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
Pricing of aluminum
Primary aluminum is an internationally traded commodity and its price is effectively determined on the LME and other exchanges, plus any regional delivery premiums and value-added product premiums.  Because primary aluminum is a global commodity, the price for aluminum can be volatile and subject to many factors beyond our control. This price volatility is influenced primarily by the global supply-demand balance and other factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). Information regarding financial contracts is included in Note 2. Related party transactions.

The historic volatility of the price of aluminum is reflected in the chart below:
During 2017, the average LME price for primary aluminum was $1,968 per tonne, compared to $1,604 per tonne in 2016, and $1,663 in 2015. The average U.S. Midwest premium increased from $169 per tonne in 2016 to $199 per tonne in 2017.  European Duty Paid Premiums showed similar price increases. The increase in the LME price for primary aluminum in 2017 was driven, in part, by supply side reforms and production curtailments in China. However, the extent to which these reforms will be enforced and, as a result, whether the curtailed production will continue to remain offline remains unclear. Continued over production and the improper export of heavily subsidized aluminum products may continue to materially disrupt world aluminum markets.
Our results generally reflect the average LME price for primary aluminum on a two-month lag basis.
Energy, Key Supplies and Raw Materials
Our operating costs are significantly impacted by changes in the prices of the materials used in the production of aluminum, including electrical power, alumina and carbon products. Because we sell our products based principally on the LME price for primary aluminum, regional delivery premiums and value-added product premiums, we cannot pass on increased production costs to our customers. Although we attempt to mitigate the effects of price fluctuations from time to time through the use of various fixed-price commitments, financial instruments and also by negotiating LME-based pricing in some of our raw materials and electrical power contracts, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.
In 2017, increases in costs for certain of our key raw materials largely outpaced the increases in the aluminum price. The alumina index price, for example, averaged approximately $354 per tonne for 2017 and reached a high of $484 in October 2017. In comparison, the alumina index price averaged approximately $254 per tonne for 2016. We saw similar increases in the costs of calcined petroleum coke and liquid pitch. There is typically a one-to-three month lag on cost utilization for alumina and certain of our other key raw materials depending on the terms of our contracts, the timing of shipments and inventory levels.

Electrical power represents our single largest operating cost. As a result, the availability of reliable electrical power at competitive prices is critical to the profitability of our operations.  Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. Our Grundartangi plant is also currently supplied power at prices linked to the LME price for aluminum, however, beginning in November of 2019, approximately 30% of our power requirements at Grundartangi will be priced linked to the market price for power in the Nord Pool power market. Market-based energy prices are driven in large part by coal and natural gas prices and weather-influenced electric loads. In 2017, both coal and natural gas prices were relatively low, weather conditions were moderate and the market-based energy prices we realized under these agreements were substantially below the cost-based utility rate that the smelters would otherwise have paid.
Mt. Holly is currently required to purchase 25% of its power requirements from Santee Cooper at a standard cost-based industrial rate, which is the highest rate for power paid by any U.S. smelter and substantially higher than the rate Mt. Holly pays for market power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry and puts its continued operation at risk. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. We are currently in litigation against Santee Cooper seeking damages and injunctive relief, including the ability to purchase 100% of Mt. Holly's power from the open market. See Item 1A. Risk Factors — "If we are unable to enter into a long-term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to further curtail operations at the plant."
Production/Shipment Volumes
Shipment volume is another key determinant of our financial results.  In normal circumstances, our facilities operate at or near capacity, and fluctuations in volume, other than through acquisitions or expansions, are generally small. Due to significant declines in the price of aluminum, the Hawesville smelter was curtailed in the fourth quarter of 2015 and continues to operate at approximately 40% of its capacity. The Mt. Holly smelter has also curtailed approximately 50% of its capacity due to uncompetitive power prices imposed by the utility in South Carolina.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM
	United States		Iceland		Total (1)
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2017	425,669	$929.6	317,529	$650.7	743,198	$1,580.3
2016	422,139	799.2	311,686	510.2	733,825	1,309.4
2015	607,715	1,345.9	314,243	576.2	921,958	1,922.1
(1) Excludes scrap aluminum sales
U.S. shipments for 2017 and 2016 were lower than 2015 reflecting the production curtailments at Hawesville and Mt. Holly. The increase in Iceland production from 2015 to 2017 reflects our multi-year expansion project. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.
Results of Operations
The following discussion for the years ended December 31, 2017 and 2016 reflects the operations at Hawesville and Mt. Holly running at approximately 40% and 50% of full capacity, respectively.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales: Net sales for the twelve months ended December 31, 2017 improved $270.0 million compared to the same period in 2016, driven by higher price realizations of $264.5 million primarily resulting from increases in the LME price for primary aluminum, an increase due to a shift from toll to direct sales of $24.4 million and an increase in shipment volumes of $17.7 million, partially offset by unfavorable product mix and product premiums of $36.6 million reflecting a heavier mix of sow and molten product in 2017 compared to 2016 and a decrease in value-added product premiums year over year.

Gross profit: Gross profit for the twelve months ended December 31, 2017 improved $139.6 million compared to the same period in 2016, driven primarily by higher price realizations of $264.5 million, favorable operating expenses of $13.6 million and favorable volume of $1.4 million, partially offset by unfavorable raw material prices of $88.2 million, unfavorable power prices of $35.2 million ($19.6 million of which relates to increases in Iceland power prices, which are linked to the LME), unfavorable product mix and product premiums of $16.2 million and other of $0.3 million.
Selling, general and administrative expenses: Selling, general and administrative expenses increased $5.2 million compared to 2016, due primarily to an increase in stock compensation expense of $2.9 million reflecting our higher stock price, an increase in professional fees of $2.9 million related to spending on several corporate projects including a multi-year upgrade in our ERP systems and relocating our IT support group to be closer to a large talent pool, partially offset by an other postretirement benefits ("OPEB") curtailment gain of $0.4 million and other of $0.2 million.
Helguvik (gains) losses: During 2017, we extinguished a portion of our contractual commitments associated with the construction of the Helguvik project. Such extinguishment resulted in a gain of $7.3 million recognized in Helguvik (gains) losses in the consolidated statements of operations.
Ravenswood (gains) losses: In 2017, the Ravenswood retiree medical class action lawsuit was settled. As a result, we recognized a non-cash gain of $5.5 million reflecting the present value discount of the original settlement agreement of $23 million which was recorded in 2016 - see Note 14. Commitments and contingencies. Also in 2016, we recorded an impairment charge of $3.8 million based on our agreement to sell our net assets in Ravenswood - see Note 3. Helguvik and Ravenswood gains and losses.
Net (gain) loss on forward and derivative contracts: In 2017, we recognized losses of $16.5 million primarily related to LME fixed forward financial sales contracts that were entered into in early 2016 for shipments through December 31, 2017; the losses were driven by the increase in the LME during 2017. In 2016, we recorded gains of $3.5 million primarily related to LME fixed forward financial sales contracts that were also entered into in early 2016 for shipments through December 31, 2016.
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign tax assets. The increase in tax expense primarily relates to an increase in earnings of certain of our foreign entities that are not subject to a valuation allowance, while entities that are subject to valation allowance are unable to recognize a tax benefit for their losses.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net sales: Net sales decreased $630.8 million compared to 2015. Net sales were unfavorably impacted by $400.7 million from decreases in shipment volumes resulting from production curtailments announced in the fourth quarter of 2015. Net sales were also unfavorably impacted by $230.1 million compared to 2015 due to lower price realization from a significant decrease in the LME price of aluminum and regional premiums.
Gross profit:  Gross profit decreased by $52.4 million compared to 2015. During 2016, gross profit decreased primarily due to lower price realization of $230.1 million along with a $5.2 million adverse impact from lower shipment volume associated with curtailed production at Hawesville and Mt. Holly. These factors were partially offset by favorable alumina pricing of $122.5 million which included the impact of lower of cost or net realizable value ("NRV") adjustments, favorable carbon costs of $41.0 million primarily related to increases in carbon production at Vlissingen and lower coke prices, the impact of the labor disruption at Hawesville in 2015 of $13.1 million, favorable power prices of $2.0 million and favorable plant operating results of $6.3 million primarily related to reductions in pot lining expenses.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased by $1.8 million compared to 2015, primarily due to decreases in head count and associated employee benefits for 2016.
Helguvik (gains) losses: On November 30, 2016 we received a binding arbitration ruling stating that the Helguvik power contract with HS was no longer in force. As a result, we concluded that the lack of a power agreement for the entirety of the project was an indicator of impairment. Further, we concluded that the asset value was no longer recoverable and recorded an impairment charge of $152.2 million. See Note 3. Helguvik and Ravenswood gains and losses to the consolidated financial statements included herein for additional information.
Ravenswood (gains) losses: During 2015, we recorded an impairment charge of $30.9 million related to the permanent closure of our Ravenswood, West Virginia aluminum smelter. During 2016, we recorded an additional impairment charge of

$3.8 million based on our agreement to sell essentially all of the Ravenswood assets. Also during 2016, we recorded a $23.0 million charge related to an agreement to settle a Ravenswood retiree medical class action lawsuit - see Note 14. Commitments and contingencies. See Note 3. Helguvik and Ravenswood gains and losses to the consolidated financial statements included herein for additional information.
Unrealized gain on fair value of contingent consideration: In 2015, we recorded unrealized gains of $18.3 million on the fair value of contingent consideration related to our acquisition of Mt. Holly. The contingent consideration was settled in 2016 resulting in the seller paying us $12.5 million.
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period differences in income tax expense are primarily due to the change in earnings of certain of our foreign entities that are not subject to a valuation allowance while the entities that are subject to a valuation allowance are unable to recognize a tax benefit for their losses.
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

Liquidity and Capital Resources
Our principal sources of liquidity are available cash, cash flow from operations and borrowing capacity under our existing revolving credit facilities. We have also raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements. We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months.
Available Cash
Our available cash and cash equivalents balance at December 31, 2017 was $167.2 million compared to $132.4 million at December 31, 2016.
Sources and Uses of Cash
Our statements of cash flows for the twelve months ended December 31, 2017, 2016 and 2015 are summarized below:

	Twelve months ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$51,759	$38,173	$31,866
Net cash used in investing activities	(17,355)	(21,163)	(43,363)
Net cash provided by (used in) financing activities	404	—	(36,352)
Change in cash and cash equivalents	$34,808	$17,010	$(47,849)
Net cash flow provided by operating activities for 2017 was $51.8 million, compared to $38.2 million for 2016. The increase in cash provided by operating activities was driven by an increase in earnings primarily due to higher realized prices year-over-year, partially offset by cash used to fund increases in working capital due to higher raw material costs and to support an increase in trade accounts receivable resulting from longer payment terms as we increased direct sales to customers other than Glencore.
Net cash flow provided by operating activities for 2016 was $38.2 million, compared to $31.9 million for 2015. The increase in cash provided by operating activities was driven primarily by the receipt of $12.5 million in 2016 from Alcoa to settle the earn out provision related to our Mt. Holly acquisition and the pension contribution of $34.6 million in 2015 which did not repeat and was partially offset by lower earnings excluding non-cash items.

Our net cash used in investing activities for 2017 was $17.4 million, compared to $21.2 million for 2016. While 2017 capital expenditures increased $9.9 million over 2016, this was more than offset by $13.6 million of proceeds received in 2017 from the sale of our Ravenswood facility.
Our net cash used in investing activities for 2016 was $21.2 million compared to $43.4 million for 2015. The decrease in cash used was primarily due to reduced capital spending in 2016 as compared to 2015.
Our net cash provided by financing activities for 2017 and 2016 was essentially flat for both years. In 2015, cash used in financing activities was $36.4 million and related to our share repurchase program.
Availability Under Our Credit Facilities
We and certain of our direct and indirect subsidiaries are party to a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility (the "U.S. revolving credit facility"). Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50.0 million revolving credit facility, dated November 27, 2013 (the "Iceland revolving credit facility"). Century's U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2020.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. As of December 31, 2017, our credit facilities had no amounts outstanding and approximately $159.8 million of net availability after consideration of our outstanding letters of credit. Curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
As of December 31, 2017, we had approximately $38 million of letters of credit outstanding under our U.S. revolving credit facility with 55% related to our domestic power commitments and the remainder securing certain debt and workers’ compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2017, we were in compliance with all such covenants.
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
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between CAKY, Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2017, the principal and accrued interest for the contingent obligation was $22.4 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the

LME forward market at December 31, 2017 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We made contributions pursuant to this agreement of $1.1 million in March 2015 and $6.7 million in 2013. We did not make any contributions in 2014, 2016 or 2017. We have elected to defer other payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Other Items
In 2011, our Board of Directors approved a $60 million common stock repurchase program and subsequently increased this program by $70 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. Through December 31, 2017, we have expended approximately $86.3 million under the program. As of February 28, 2017, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23 million over the course of 10 years. Upon approval of the settlement, we paid $5 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then net present value of the $12.5 million. As of December 31, 2017, we recorded $12.9 million in accrued and other current liabilities as well as other liabilities. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2 million for nine years. We utilized and expect to continue utilizing cash flows from operations to fund the payments associated with this settlement.  See Note 14. Commitments and contingencies  to the consolidated financial statements included herein for additional information.
We are also a defendant in several other actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 14. Commitments and contingencies to the consolidated financial statements included herein for additional information.
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

Capital expenditures for the year ended December 31, 2017 were $31.8 million. We estimate our total capital spending in 2018 will be approximately $30.0 million, primarily related to our ongoing maintenance and investment projects at our smelters.
Critical Accounting Estimates
Our significant accounting policies are described in Note 1. Summary of significant accounting policies to the consolidated financial statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to inventories, pensions and OPEB, deferred tax assets and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.
Inventories
Our inventories are stated at lower of cost or net realizable value.
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
Discount Rate Selection
We select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to the yields on high-quality zero coupon bonds.  We use the Ryan Above Median Yield Curve (the "Ryan Curve"). We believe the projected cash flows used to determine the Ryan Curve rate provide a good approximation of the timing and amounts of our defined benefit payments under our plans and no adjustment to the Ryan Curve rate has been made.

Weighted Average Discount Rate Assumption for:	2017	2016
Pension plans	3.69%	4.19%
OPEB plans	3.66%	4.20%

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2017:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(8.3)	$6.1
OPEB plans	(6.2)	6.6
Medical Trend Rate
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
Medical cost inflation is initially estimated to be 7.0% and 7.75% for pre and post-65 participants, respectively, declining to 4.5% over thirteen years and thereafter.  A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2017:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$0.8	$(0.7)
Effect on accumulated postretirement benefit obligation	12.5	(10.6)
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 6.82% for 2017.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  We have a valuation allowance of $608 million recorded for all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2017.
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
Other Contingencies
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 14. Commitments and contingencies to the consolidated financial statements included herein for additional information.
Recently Issued Accounting Standards Updates
Information regarding recently issued accounting pronouncements is included in Note 1. Summary of significant accounting policies to the consolidated financial statements included herein.
Contractual Obligations
In the normal course of business, we have entered into various contractual obligations that will be settled in cash. These obligations consist primarily of long-term debt obligations and purchase obligations.  The expected future cash flows required to meet these obligations through the year 2027 are shown in the table below.  More information is available about these contractual obligations in the notes to the consolidated financial statements included herein.

	Payments Due by Period
(dollars in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt (1)	$258	$—	$—	$—	$250	$—	$8
Estimated interest payments (2)	66	19	19	19	8	—	1
Operating lease obligations (3)	19	2	2	2	2	2	9
Purchase obligations (4)	2,778	875	595	403	404	114	387
Other long-term liabilities (5)	32	2	13	7	6	3	1
Total	$3,153	$898	$629	$431	$670	$119	$406

(1)
Long-term debt includes principal repayments on our 2021 Notes and the IRBs.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Based on the LME forward market prices for primary aluminum at December 31, 2017 and management's estimate of the LME forward market for periods beyond the quoted periods, we have assessed that we will not have any payment obligations for the contingent obligation through the term of the agreement, which expires in 2028. See "Liquidity and Capital Resources - Contingent Commitments".

(2)
Estimated interest payments on our long-term debt assume that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2017 rate for that debt continues until the respective due date.  We assume that no interest payments on the contingent obligation will be paid through the term of agreement, see above.

(3)	Operating leases include long-term leases for land, productive facilities and office space.

(4)
Purchase obligations include long-term alumina and power contracts, excluding market-based power and raw material requirements contracts.  For contracts with LME-based pricing provisions, including our long-term Icelandic power contracts, we assumed a LME price using the LME forward curve as of December 31, 2017.

(5)
Other long-term liabilities include asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for spent potliner used in the reduction cells of our domestic smelters.

Material Commitments

We also have outstanding commitments related to pension, SERB, OPEB and workers compensation obligations. As of December 31, 2017, estimated future payments related to these obligations through the year 2027 amount to approximately $206 million, $17 million, $76 million and $10 million, respectively.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure.  As of December 31, 2017, we had open LME forward financial sales contracts to fix the forward LME price of approximately 3,960 tonnes of primary aluminum which contracts settle monthly, on a ratable basis, from November 2019 through December 31, 2020. With respect to these LME forward contracts, we were in a liability position at December 31, 2017 with a fair value of approximately $0.8 million.
From time to time, we also enter into financial contracts to offset fixed price sales arrangements with certain of our customers. As of December 31, 2017, we had open positions related to such arrangements of 8,964 tonnes of primary aluminum which settle on various dates up to and including December 2018. These financial contracts have equal and offsetting asset and liability positions, resulting in a net zero fair value.
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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements pursuant to which EDF and Kenergy purchase market-based electrical power on the open market and pass it through to Hawesville and Sebree at MISO pricing, plus transmission and other costs incurred by them. A substantial portion of Mt. Holly's electric power requirements was also supplied at rates based on natural gas prices. See Part I, Item 1, "Business - Key Production Costs - Electrical Power Supply Agreements" for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, Grundartangi has agreed to pay for a portion of its power from November 1, 2019 through December 31, 2023 at prices linked to the price for power in the Nord Pool power market.
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
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.  During 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). As of December 31, 2017, we had an open asset position of 256,200 MWh related to the power price swaps of $1.3 million.
The consumption shown in the table below is at normal capacity levels and does not reflect partial production curtailments.

Electrical power price sensitivity by location:
	Hawesville	Sebree	Mt. Holly	Grundartangi	Total
Expected average load (in megawatts ("MW"))	482	385	400	537	1,804
Annual expected electrical power usage (in megawatt hours ("MWh"))	4,222,320	3,372,600	3,504,000	4,701,200	15,800,120
Annual cost impact of an increase or decrease of $1 per MWh (in thousands)	$4,200	$3,400	$3,500	$4,700	$15,800
As of December 31, 2017, the operations at Hawesville and Mt. Holly are running at approximately 40% and 50% of full capacity, respectively.
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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of December 31, 2017, we had no foreign currency forward contracts outstanding.
Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. In 2017, a substantial portion of Grundartangi’s electrical power requirements were indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Century Aluminum Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 28, 2018

We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Century Aluminum Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 28, 2018

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	2017	2016	2015
NET SALES:
Related parties	$1,198,076	$1,178,631	$1,867,711
Other customers	391,004	140,463	82,146
Total net sales	1,589,080	1,319,094	1,949,857
Cost of goods sold	1,460,475	1,330,136	1,908,544
Gross profit (loss)	128,605	(11,042)	41,313
Selling, general and administrative expenses	45,446	40,264	42,115
Helguvik (gains) losses	(7,310)	152,220	—
Ravenswood (gains) losses	(5,500)	26,830	30,850
Other operating expense - net	2,111	3,857	7,436
Operating income (loss)	93,858	(234,213)	(39,088)
Interest expense	(22,174)	(22,216)	(21,954)
Interest income	1,397	758	339
Net (loss) gain on forward and derivative contracts	(16,549)	3,487	1,600
Unrealized gain on fair value of contingent consideration	—	—	18,337
Other (expense) income - net	(1,161)	1,319	(356)
Income (loss) before income taxes and equity in earnings of joint ventures	55,371	(250,865)	(41,122)
Income tax expense	(7,583)	(2,824)	(9,276)
Income (loss) before equity in earnings of joint ventures	47,788	(253,689)	(50,398)
BHH impairment	—	—	(11,584)
Equity in earnings of joint ventures	792	1,274	2,672
Net income (loss)	$48,580	$(252,415)	$(59,310)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.51	$(2.90)	$(0.68)
Diluted	$0.51	$(2.90)	$(0.68)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Comprehensive income (loss):
Net income (loss)	$48,580	$(252,415)	$(59,310)
Other comprehensive income (loss) before income tax effect:
Foreign currency cash flow hedges reclassified to net income (loss)	(186)	4,295	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(7,192)	(9,522)	5,553
Prior service benefit arising during the period	27,396	—	1,758
Amortization of prior service benefit during the period	(4,950)	(2,675)	(8,351)
Amortization of net loss during the period	8,610	8,190	7,794
Other comprehensive income (loss) before income tax effect	23,678	288	6,568
Income tax effect	(1,527)	(1,531)	(1,536)
Other comprehensive income (loss)	22,151	(1,243)	5,032
Total comprehensive income (loss)	$70,731	$(253,658)	$(54,278)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$167,211	$132,403
Restricted cash	848	1,050
Accounts receivable - net	43,071	12,432
Due from affiliates	10,366	16,651
Inventories	317,469	233,563
Prepaid and other current assets	14,709	22,210
Assets held for sale	—	22,313
Total current assets	553,674	440,622
Property, plant and equipment - net	971,916	1,026,285
Other assets	56,051	73,420
TOTAL	$1,581,641	$1,540,327
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$89,931	$94,960
Due to affiliates	20,369	15,368
Accrued and other current liabilities	61,398	50,100
Accrued employee benefits costs	11,004	10,917
Industrial revenue bonds	7,815	7,815
Total current liabilities	190,517	179,160
Senior notes payable	248,153	247,699
Accrued pension benefits costs - less current portion	38,929	49,493
Accrued postretirement benefits costs - less current portion	112,996	126,355
Other liabilities	57,927	72,026
Deferred taxes	103,476	108,939
Total noncurrent liabilities	561,481	604,512
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	1	1
Common stock (Note 6)	947	944
Additional paid-in capital	2,517,385	2,515,131
Treasury stock, at cost	(86,276)	(86,276)
Accumulated other comprehensive loss	(91,742)	(113,893)
Accumulated deficit	(1,510,672)	(1,559,252)
Total shareholders’ equity	829,643	756,655
TOTAL	$1,581,641	$1,540,327

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2014	$1	$939	$2,510,261	$(49,924)	$(117,682)	$(1,247,527)	$1,096,068
Net loss – 2015	—	—	—	—	—	(59,310)	(59,310)
Other comprehensive income	—	—	—	—	5,032	—	5,032
Repurchase of common stock	—	—	—	(36,352)	—	—	(36,352)
Share-based compensation expense	—	1	3,372	—	—	—	3,373
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2015	$1	$942	$2,513,631	$(86,276)	$(112,650)	$(1,306,837)	$1,008,811
Net loss – 2016	—	—	—	—	—	(252,415)	(252,415)
Other comprehensive loss	—	—	—	—	(1,243)	—	(1,243)
Share-based compensation expense	—	—	1,502	—	—	—	1,502
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2016	$1	$944	$2,515,131	$(86,276)	$(113,893)	$(1,559,252)	$756,655
Net income – 2017	—	—	—	—	—	48,580	48,580
Other comprehensive income	—	—	—	—	22,151	—	22,151
Share-based compensation expense	—	2	2,255	—	—	—	2,257
Conversion of preferred stock to common stock	—	1	(1)	—	—	—	—
Balance, December 31, 2017	$1	$947	$2,517,385	$(86,276)	$(91,742)	$(1,510,672)	$829,643

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,580	$(252,415)	$(59,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized gain on fair value of contingent consideration	—	—	(18,337)
Unrealized gain on contingent obligation	(1,411)	(1,411)	(1,411)
Lower of cost or NRV inventory adjustment	(1,073)	(660)	7,539
Depreciation and amortization	84,249	84,780	80,117
Helguvik (gains) losses	(7,310)	152,220	—
Ravenswood (gains) losses	(5,500)	3,830	30,850
BHH impairment	—	—	11,584
Pension and other postretirement benefits	(1,772)	2,863	(4,991)
Deferred income taxes	(4,610)	(893)	(178)
Stock-based compensation	1,851	1,502	1,844
Other non-cash items - net	(792)	(367)	(806)
Change in operating assets and liabilities:
Accounts receivable - net	(30,639)	(2,957)	68,192
Due from affiliates	6,285	766	14,086
Inventories	(67,534)	919	44,896
Prepaid and other current assets	7,796	18,313	(144)
Accounts payable, trade	4,746	2,271	(60,583)
Due to affiliates	4,833	7,212	(12,216)
Accrued and other current liabilities	14,478	(3,900)	(31,540)
Pension contribution - Mt. Holly	—	—	(34,595)
Ravenswood retiree legal settlement	(5,000)	23,000	—
Other - net	4,582	3,100	(3,131)
Net cash provided by operating activities	51,759	38,173	31,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,839)	(21,944)	(54,700)
Purchase of remaining interest in Mt. Holly smelter	—	—	11,313
Proceeds from sale of property, plant and equipment	14,484	1,040	14
Restricted and other cash deposits	—	(259)	10
Net cash used in investing activities	(17,355)	(21,163)	(43,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,281	1,179	1,737
Repayments under revolving credit facilities	(1,281)	(1,179)	(1,737)
Issuance of common stock	404	—	—
Repurchase of common stock	—	—	(36,352)
Net cash provided by (used in) financing activities	404	—	(36,352)
CHANGE IN CASH AND CASH EQUIVALENTS	34,808	17,010	(47,849)
Cash and cash equivalents, beginning of year	132,403	115,393	163,242
Cash and cash equivalents, end of year	$167,211	$132,403	$115,393

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(amounts in thousands, except share and per share amounts)

1. Summary of significant accounting policies
Organization — Century Aluminum Company ("Century Aluminum," "Century," the "Company", "we", "us", "our" or "ours") is a holding company, whose principal subsidiaries are Century Kentucky, Inc. (together with its subsidiaries, "CAKY"), Nordural ehf ("Nordural"), Century Aluminum Sebree LLC ("Century Sebree") and Century Aluminum of South Carolina ("CASC"). CAKY operates a primary aluminum reduction facility in Hawesville, Kentucky ("Hawesville").  Nordural Grundartangi ehf, a subsidiary of Nordural, operates a primary aluminum reduction facility in Grundartangi, Iceland ("Grundartangi").  Century Sebree operates a primary aluminum reduction facility in Robards, Kentucky ("Sebree"). CASC operates a primary aluminum reduction facility in Goose Creek, South Carolina ("Mt. Holly").  Nordural Helguvik ehf, a subsidiary of Nordural, owns a greenfield primary aluminum project in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), construction of which is currently curtailed.
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
As of December 31, 2017, Glencore owns 42.9% of Century’s outstanding common stock (47.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred stock.  See Note 6. Shareholders' equity for a full description of our outstanding Series A Convertible Preferred stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. See Note 2. Related party transactions.
Basis of Presentation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all intercompany transactions and accounts. Our interest in the BHH joint venture is accounted for under the equity method on a one-quarter lag.
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue recognition — In connection with our sales agreement with Glencore, we invoice Glencore prior to physical shipment of goods for substantially all production generated from each of our U.S. domestic smelters.  For those sales, revenue is recognized only when Glencore has specifically requested such treatment and has made a commitment to purchase the product.  The goods must be complete, ready for shipment and separated from other inventory with title and risk of ownership passing to Glencore.  We must retain no performance obligations. For all other shipments, including sales to Glencore from our smelter in Iceland and our tolling agreement with Glencore (which expired in 2016), revenue is recognized when title and risk of loss pass to the customer which is upon shipment.
Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for uncollectible accounts and credit memos of $1,000 at December 31, 2017 and 2016.
Inventories — Our inventories are stated at the lower of cost or net realizable value, using the first-in, first-out ("FIFO") and the weighted average cost method. Due to the nature of our business, our inventory values are subject to market price changes and these changes can have a significant impact on cost of goods sold and gross profit in any period. Reductions in net

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realizable value below cost basis at the end of a period will have an impact on our cost of goods sold as this inventory is sold in subsequent periods.
Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Additions and improvements are capitalized.  Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in Other income (expense) – net.  Maintenance and repairs are expensed as incurred.  Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

Building and improvements    10 to 45 years
Machinery and equipment     5 to 35 years
Technology and software     3 to 7 years
Impairment of long-lived assets — We evaluate our property, plant and equipment for potential impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  If deemed unrecoverable, an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value of the assets. Impairment evaluation and fair value is based on estimates and assumptions that take into account our business plans and a long-term investment horizon. See Note 3. Helguvik and Ravenswood gains and losses and Note 2. Related party transactions for impairment losses recognized in 2015 and 2016.
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
Defined Benefit Pension and Other Postretirement Benefits — We sponsor defined benefit pension and OPEB plans for certain of our domestic hourly and salaried employees and a SERB plan for certain current and former executive officers. Plan assets and obligations are measured annually or more frequently if there is a re-measurement event, based on the Company’s measurement date utilizing various actuarial assumptions. We attribute the service costs for the plans over the working lives of plan participants. The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. Actuarial gains or losses are recorded in Accumulated other comprehensive income (loss).
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
Derivative and Hedging — As a global producer of primary aluminum, our operating results and cash flows from operations are subject to risk of fluctuations in the market prices of primary aluminum. We may from time to time enter into financial contracts to manage our exposure to such risk. Derivative instruments may consist of variable to fixed financial contracts and back-to-back fixed to floating arrangements for a portion of our sale of primary aluminum, where we receive fixed and pay floating prices from our customers and to counterparties, including Glencore, respectively. These derivatives are not designated as cash flow hedges.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Earnings per share — Basic earnings (loss) per share ("EPS") amounts are calculated by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. Because our capital structure consists of common stock and participating convertible preferred stock, we use the two-class method to calculate basic EPS, and incorporate the use of such method to determine diluted EPS.
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

To date, we have reviewed our revenue contracts with customers that will become effective beginning January 1, 2018, including newly executed, drafts, and amendments to existing arrangements. Based on assessment completed to date, other than the additional disclosure requirements, we do not expect the adoption of ASU 2014-09 to significantly change our business processes, controls and systems, or change the timing or amount of revenue recognized. We continue to monitor modifications, clarifications or interpretations undertaken by the FASB and the Securities and Exchange Commission and changes in our business and new arrangements, which may impact our current conclusions. We will adopt the standard on a modified retrospective basis.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing guidance on accounting for leases in Accounting Standards Codification ("ASC") Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for Century beginning January 1, 2019.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We continue to gather and assess our contracts for the effects of adopting the provisions of ASU No. 2016-02. We expect most existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption. We are unable to estimate the impact, if any, of adopting this standard for our other-than-operating lease commitments. However, we do not anticipate such adoption to impact our cash flows. We expect to adopt this standard on a modified retrospective basis.
2. Related party transactions
The significant related party transactions occurring during the years ended December 31, 2017, 2016 and 2015 are described below. We believe all of our transactions with Glencore and BHH were at prices that approximate market.
Glencore ownership
As of December 31, 2017, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (47.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred stock. See Note 6. Shareholders' equity for a full description of our outstanding Series A Convertible Preferred stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts.
Sales to Glencore
For the year ended December 31, 2017, we derived approximately 75% of our consolidated sales from Glencore. Glencore purchases the aluminum we produce for resale.
Glencore purchased substantially all of the aluminum produced at our North American smelters in 2015 and 2016 and purchased certain aluminum products produced at our North American smelters in 2017. Glencore purchased substantially all of the primary aluminum produced at Grundartangi in 2015, 2016 and 2017. We have entered into agreements with Glencore pursuant to which Glencore has agreed to purchase aluminum produced from our U.S. and Icelandic operations through 2018 and 2019, respectively. Glencore purchases aluminum produced at our North American smelters at prices based on the LME plus the Midwest regional delivery premium and any additional negotiated product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any applicable product premiums.
We received tolling fees from Glencore under a tolling agreement that provided for delivery of primary aluminum produced at Grundartangi through June 2016. The fee paid by Glencore under this tolling agreement was based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore under a long-term supply agreement and on a spot basis at prices based on a published alumina index.
Financial contracts with Glencore
During 2017, we entered into certain financial contracts with Glencore. See Note 19. Derivatives regarding these forward financial sales contracts.
Transactions with BHH
We own a 40% stake in BHH and had an agreement to purchase carbon anodes from them for use in our manufacturing operations through 2017. In the fourth quarter of 2015, we completed the construction of a second furnace at our carbon anode facility in Vlissingen, Netherlands. This investment increased our capacity to produce carbon anodes and reduced our need to source carbon anodes from BHH. As a result, in the fourth quarter of 2015, we made the decision to pursue an exit from our investment in BHH. In connection with our exit plan, we concluded that our investment in BHH was other than temporarily impaired and recorded a charge of $11,584. Fair value for the investment was based on a proposed sale transaction for a portion of the investment.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary
A summary of the aforementioned significant related party transactions for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Net sales to Glencore	$1,198,076	$1,178,631	$1,867,711
Purchases from Glencore	253,044	231,850	393,158
Purchases from BHH	15,763	10,127	46,592

3. Helguvik and Ravenswood gains and losses
Helguvik

In November 2016, the arbitration panel in the proceedings between Nordural Helguvik ehf and HS concluded that our agreement with HS was no longer in force. We determined that the lack of a power agreement for the entirety of the project requirements represented an indicator of impairment associated with the Helguvik project.

Our analysis of the project indicated the undiscounted cash flows did not exceed the carrying value of the Helguvik project. Discounted cash flows were utilized to reduce the carrying value of the Helguvik project to fair value. We considered future development plans for the project, the lack of a power agreement for the entirety of the project requirements and long-term forward prices of LME and EDPP along with alumina and power costs. As a result, we recorded an impairment loss of $152,220 representing the net book value of the Helguvik project as of December 31, 2016.

We have classified the aforementioned fair value within Level 3 of the fair value hierarchy, as the significant inputs are not observable.

During 2017, we extinguished a portion of our contractual commitments associated with the construction of the Helguvik project. Such extinguishment resulted in a gain of $7,310 recognized in Helguvik (gains) losses in the consolidated statements of operations.
Ravenswood
In July 2015, we announced the permanent closure of our Ravenswood, West Virginia aluminum smelter ("Ravenswood"). Ravenswood had been idled since February 2009. The decision to permanently close Ravenswood was based on the inability to secure a competitive power contract for the smelter, compounded by challenging aluminum market conditions largely driven by increased exports of aluminum from China.
In June 2015, we recorded an impairment charge of $30,850 to write down the asset values related to Ravenswood. Based on an asset purchase agreement for the sale of assets entered into in 2016, we recorded an additional impairment charge of $3,830, included in Ravenswood (gains)/losses in the consolidated statements of operations for the year ended December 31, 2016. In January 2017, we completed our sale of the Ravenswood facility and assets for $13,585 in net proceeds from the buyer.
4. Fair value measurements

We measure certain of our assets and liabilities at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In general, reporting entities should apply valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are developed using market data and reflect assumptions that market participants would use when pricing the asset or liability. Unobservable inputs are developed using the best information available about the assumptions that market participants would use when pricing the asset or liability.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs – quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs – unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$142,819	$—	$—	$142,819
Trust assets (1)	1,757	—	—	1,757
Surety bonds	1,618	—	—	1,618
Derivative instruments	—	—	1,724	1,724
TOTAL	$146,194	$—	$1,724	$147,918
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	—	1,200	1,200
TOTAL	$—	$—	$1,200	$1,200

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$79,014	$—	$—	$79,014
Trust assets (1)	3,147	—	—	3,147
Surety bonds	1,874	—	—	1,874
Derivative instruments	—	—	925	925
TOTAL	$84,035	$—	$925	$84,960
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	—	253	253
TOTAL	$—	$—	$253	$253

(1)	Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.

(2)	See Note 5 Debt for additional information about the contingent obligation.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following section describes the valuation techniques and inputs used for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 and Level 3 Fair Value Measurements:
Asset / Liability	Level	Valuation Techniques	Inputs
Fixed for floating swaps	3	Discounted cash flows	Quoted LME forward market, management's estimates of future U.S. Midwest premium
Power price swap	3	Discounted cash flows	Quoted Nordpool forward market, discount rate
Contingent obligation	3	Discounted cash flows	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods, management’s estimate of future level of operations and discount rate
There were no transfers between Level 1 and 2 during the periods presented. There were no transfers into or out of Level 3 during the periods presented. It is our policy to recognize transfers into and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.
5. Debt

	December 31,
	2017	2016
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $1,847 and $2,301, respectively, interest payable semiannually	248,153	247,699
Total	$255,968	$255,514

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2017 was 1.91%.

U.S. Revolving Credit Facility
General. We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG and BNP Paribas, as lenders, are parties to the Amended and Restated Loan and Security Agreement, dated May 24, 2013 (as amended from time to time, the "U.S. revolving credit facility"). The U.S. revolving credit facility has a term through June 26, 2020 and provides for borrowings of up to $150,000 in the aggregate, including up to $110,000 under a letter of credit sub-facility. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2017, there were no outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility in June 2020.
Status of our U.S. revolving credit facility:

December 31, 2017
Credit facility maximum amount	$150,000
Borrowing availability	147,706
Outstanding letters of credit issued	37,857
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	$109,849
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a Committed Revolving Credit Facility agreement with Landsbankinn hf., dated November 27, 2013 as amended (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 27, 2020.
Status of our Iceland revolving credit facility:

December 31, 2017
Credit facility maximum amount	$50,000
Borrowing availability	50,000
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	$50,000
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
Fair Value. Fair value for our 7.5% Notes due 2021 was based on the latest trading data available and was $258,328 and $234,220, as of December 31, 2017 and 2016, respectively. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Redemption Rights. We may redeem the 2021 Notes, in whole or in part, during the twelve-month period beginning on June 1 of the years indicated below, at the following redemption prices plus accrued and unpaid interest:

Year - Redemption rights	Percentage
2018	101.875%
2019 and thereafter	100.000%
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Contingent obligation
General. We have a contingent obligation in connection with the “unwind” of a contractual arrangement between CAKY, Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum. When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments. Interest accrues at an annual rate equal to 10.94% and the term of the agreement is through December 31, 2028.
Based on the LME forward market prices for primary aluminum at December 31, 2017 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded gains of $1,411 and $1,411 in net gain (loss) on forward and derivative contracts for the years ended December 31, 2017 and 2016. These amounts are exactly offset by interest expense on the contingent obligation which is recorded in interest expense. In addition, we believe that we will not have any payment obligations for the contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives	Balance sheet location	December 31, 2017	December 31, 2016
Contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
Contingent obligation – accrued interest	Other liabilities	(9,524)	(8,113)
Contingent obligation – derivative asset	Other liabilities	22,426	21,015
		$—	$—
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
6. Shareholders' equity
Common Stock
As of December 31, 2017 and 2016, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 94,731,298 shares were issued and 87,544,777 shares were outstanding at December 31, 2017; 94,437,418 shares were issued and 87,250,897 shares were outstanding at December 31, 2016.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2017 and 2016, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2017 and December 31, 2016, 74,364 shares and 75,625 were outstanding, respectively.
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
The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2017, 2016 and 2015:

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Balance as of December 31, 2014	78,141	4,786,521	89,064,582
Repurchase of common stock	—	2,400,000	(2,400,000)
Conversion of convertible preferred stock	(1,602)	—	160,162
Issuance for share-based compensation plans	—	—	213,306
Beginning balance as of December 31, 2015	76,539	7,186,521	87,038,050
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(914)	—	91,362
Issuance for share-based compensation plans	—	—	121,485
Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(1,261)	—	126,098
Issuance for share-based compensation plans	—	—	167,782
Ending balance as of December 31, 2017	74,364	7,186,521	87,544,777
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Through December 31, 2017, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86,276. We have made no repurchases since April 2015 and have approximately $43,724 remaining under the repurchase program authorization as of December 31, 2017.
7. Inventories
Inventories, at December 31, consist of the following:

	2017	2016
Raw materials	$106,210	$59,415
Work-in-process	49,584	35,539
Finished goods	40,852	26,613
Operating and other supplies	120,823	111,996
Inventories	$317,469	$233,563

8. Property, plant and equipment
Property, plant and equipment, at December 31, consist of the following:

	2017	2016
Land and improvements	$41,823	$42,654
Buildings and improvements	331,735	330,254
Machinery and equipment	1,398,687	1,374,551
Construction in progress	22,517	21,106
	1,794,762	1,768,565
Less accumulated depreciation	(822,846)	(742,280)
Property, plant and equipment - net	$971,916	$1,026,285
For the years ended December 31, 2017, 2016 and 2015, we recorded depreciation and amortization expense of $84,249, $84,780 and $80,117, respectively. See Note 3. Helguvik and Ravenswood gains and losses regarding impairment of our Helguvik project.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2017	2016
Defined benefit plan liabilities	$(102,053)	$(125,917)
Gain (loss) on financial instruments	2,673	2,860
Other comprehensive loss before income tax effect	(99,380)	(123,057)
Income tax effect (1)	7,638	9,164
Accumulated other comprehensive loss	$(91,742)	$(113,893)

(1)	The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2017	2016
Defined benefit plan liabilities	$8,173	$9,736
Gain (loss) on financial instruments	(535)	(572)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2014	$(115,852)	$(1,830)	$(117,682)
Other comprehensive income (loss) before reclassifications	7,311	—	7,311
Net amount reclassified to net loss	(2,126)	(153)	(2,279)
Balance, December 31, 2015	(110,667)	(1,983)	(112,650)
Other comprehensive income before reclassifications	(9,521)	—	(9,521)
Net amount reclassified to net loss	4,007	4,271	8,278
Balance, December 31, 2016	(116,181)	2,288	(113,893)
Other comprehensive income before reclassifications	20,204	—	20,204
Net amount reclassified to net income	2,097	(150)	1,947
Balance, December 31, 2017	$(93,880)	$2,138	$(91,742)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Gains (Losses) Reclassified from AOCL to the Consolidated Statements of Operations
AOCL Components	Location	2017	2016	2015
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$3,075	$3,464	$(1,696)
	Selling, general and administrative expenses	(429)	465	235
	Other operating expense, net	1,015	1,585	904
	Income tax expense	(1,564)	(1,507)	(1,569)
	Net of tax	$2,097	$4,007	$(2,126)

Gain (loss) on financial instruments	Cost of goods sold	$(186)	$(185)	$(186)
	Helguvik impairment	—	4,480	—
	Income tax benefit	36	(24)	33
	Net of tax	$(150)	$4,271	$(153)

10. Pension and other postretirement benefits
Pension Benefits
We maintain noncontributory defined benefit pension plans for certain domestic hourly and salaried employees.  For the eligible domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). In addition, we maintain the SERB plan for certain current and former executive officers which is frozen to future accruals.
Plan Mergers
In 2015, the South Carolina Plan was merged into the Century Aluminum Employee Retirement Plan. The participants in the South Carolina component of the merged Plan are not affected by the partial plan freeze and the plan is still open to new hourly employees. In 2017, the Century Aluminum Employee Retirement Plan was merged into the CAWV Hourly Employees Pension Plan. The participants in the Century Aluminum Employee Retirement Plan are not affected by this merger.
PBGC settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility. Pursuant to the terms of the agreement, we would make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016. However, under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We made contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contribution during 2014, 2016 or 2017. We have elected to defer other payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9,600.
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

Retiree medical welfare changes
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
During 2017, the Company amended its non-union retiree medical and life insurance benefits to align the Company’s benefits with the market and achieve a uniform retiree medical benefit design across the Company’s U.S. locations. Effective January 1, 2018, non-union retiree medical and life insurance benefits are restricted to current participants who meet the eligibility criteria as of January 1, 2018. Additionally, effective January 1, 2019, Century will no longer administer non-union retiree medical insurance plans and instead will make fixed health retirement account contributions. The amendment decreased the projected benefit obligations by approximately $18,768 and a curtailment benefit of $1,364 was recorded in 2017.
Obligations and Funded Status
The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$328,047	$326,571	$133,856	$132,550
Service cost	4,384	4,651	801	1,003
Interest cost	13,310	13,892	5,317	5,595
Plan amendments	—	—	(27,395)	—
Actuarial loss (gain)	18,523	12,761	14,698	1,919
Medicare Part D	—	—	406	38
Benefits paid	(20,156)	(29,828)	(6,919)	(7,249)
Benefit obligation at end of year	$344,108	$328,047	$120,764	$133,856

	Pension		OPEB
	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$276,741	$280,862	$—	$—
Actual return on plan assets	45,027	23,932	—	—
Employer contributions	1,755	1,775	6,513	7,211
Medicare Part D subsidy received	—	—	406	38
Benefits paid	(20,156)	(29,828)	(6,919)	(7,249)
Fair value of assets at end of year	$303,367	$276,741	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		OPEB
	2017	2016	2017	2016
Funded status of plans:
Funded status	$(40,741)	$(51,306)	$(120,764)	$(133,856)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	(1,812)	(1,813)	(7,459)	(7,501)
Non-current liabilities	(38,929)	(49,493)	(113,305)	(126,355)
Net amount recognized	$(40,741)	$(51,306)	$(120,764)	$(133,856)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$71,199	$83,451	$58,434	$47,957
Prior service cost (benefit)	998	1,104	(28,935)	(6,595)
Total	$72,197	$84,555	$29,499	$41,362
Pension Plans That Are Not Fully Funded
At December 31, 2017, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $344,108, $339,381 and $303,367, respectively.
At December 31, 2016, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $328,047, $322,356 and $276,741, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2017	2016	2015	2017	2016	2015
Service cost	$4,384	$4,651	$6,346	$801	$1,003	$1,970
Interest cost	13,310	13,892	13,388	5,317	5,595	5,985
Expected return on plan assets	(18,997)	(18,774)	(21,241)	—	—	—
Amortization of prior service costs	106	106	110	(3,692)	(2,781)	(3,728)
Amortization of net loss	4,745	4,666	3,980	3,865	3,537	3,814
Curtailment cost (benefit)	—	—	1,235	(1,364)	—	(4,266)
Net periodic benefit cost	$3,548	$4,541	$3,818	$4,927	$7,354	$3,775

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2017	2016	2017	2016
Net loss (gain)	$(7,507)	$7,603	$14,699	$1,919
Prior service cost (benefit)	—	—	(27,396)	—
Amortization of net loss, including recognition due to settlement	(4,745)	(4,666)	(3,865)	(3,537)
Amortization of prior service benefit (cost), including recognition due to curtailment	(106)	(106)	5,056	2,781
Total amount recognized in other comprehensive loss	(12,358)	2,831	(11,506)	1,163
Net periodic benefit cost	3,548	4,541	4,927	7,354
Total recognized in net periodic benefit cost and other comprehensive loss	$(8,810)	$7,372	$(6,579)	$8,517

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2018
	Pension	OPEB
Amortization of net loss	$5,966	$3,722
Amortization of prior service cost (benefit)	106	(7,258)

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2017	2016	2017	2016
Discount rate (1)	3.69%	4.19%	3.66%	4.20%
Rate of compensation increase (2)	3%/4%	3%/4%	3%/4%	3%/4%
Measurement date	12/31/2017	12/31/2016	12/31/2017	12/31/2016

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2017	2016	2015	2017	2016	2015
Measurement date	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014
Fiscal year end	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
Discount rate (1)	4.15%	4.44%	4.05%	4.05%	4.50%	4.00%
Rate of compensation increase (2)	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%
Expected return on plan assets (3)	6.82%	7.10%	7.16%	—	—	—

(1)	We use the Ryan Curve to determine the discount rate.

(2)
For 2017, the rate of compensation increase is 3% per year for the first two years and 4% per year for year three and thereafter. For 2016, the rate of compensation increase is 3% per year for the first three years and 4% per year for year four and thereafter. For 2015, the rate of compensation increase is 3% per year for the first four years and 4% per year for year five and thereafter.

(3)
The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

For measurement purposes, medical cost inflation is initially estimated to be 7.00%, and 7.75% for pre and post-65 participants, respectively, declining to 4.50% over thirteen years and thereafter.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2017:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$784	$(653)
Effect on accumulated postretirement benefit obligation	12,461	(10,611)

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
Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2017 Target	December 31, 2017	December 31, 2016
Equities:
U.S. equities	29%	29%	34%
International equities	26%	26%	22%
Fixed income	45%	45%	44%
		100%	100%

U.S. and international equities are held for their long-term expected return premium over fixed income investments and inflation. Fixed income is held for diversification relative to equities.

The strategic role of U.S. and international equities is to:

•	Provide higher expected returns of the major asset classes.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value of Pension Plans’ assets included under the fair value hierarchy:

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$86,513	$—	$—	$86,513
International equities	79,120	—	—	79,120
Fixed income	137,734	—	—	137,734
Total	$303,367	$—	$—	$303,367
As of December 31, 2016
Equities:
U.S. equities	$93,773	$—	$—	$93,773
International equities	61,453	—	—	61,453
Fixed income	121,515	—	—	121,515
Total	$276,741	$—	$—	$276,741
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension and OPEB Cash Flows
During 2017 and 2016, we made contributions of approximately $1,755 and $1,775, respectively, to the qualified defined benefit and SERB plans we sponsor.
We expect to make the following contributions for 2018:

2018
Expected pension plan contributions	$1,812
Expected OPEB benefits payments	7,459
Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2018	$20,261	$7,459
2019	20,802	7,559
2020	21,057	7,625
2021	21,030	7,847
2022	21,382	7,876
2023 – 2027	101,437	38,085
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

Century’s participation in the plan for the year ended December 31, 2017, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2017 (1)	Green
Pension Protection Act Zone Status 2016 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2017	$767
Contributions of Century Aluminum 2016	$788
Contributions of Century Aluminum 2015	$1,618
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2020

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan's year-end December 31, 2016 and December 31, 2015, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made by those affected by the amendment. The expense related to the plan was $4,505, $3,945, and $5,446 for 2017, 2016, and 2015, respectively.
11. Share-based compensation
Amended and Restated Stock Incentive Plan — We award restricted share units and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 6,273,000 shares remaining at December 31, 2017.  Our share-based compensation consists of service-based and performance-based share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service.  In the past, we have granted stock options that have a term of 10 years and typically vest one-third on the grant date and an additional one-third on the first and second anniversary dates of the grant.  Our most recent grant of stock options was in 2009.
As of December 31, 2017, options to purchase 166,757 shares of common stock and 845,408 service-based share awards were outstanding.
A summary of activity under our Stock Incentive Plan during the year ended December 31, 2017 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	359,570	$24.95
Exercised	(61,648)
Forfeited/expired	(131,165)	51.00
Outstanding, fully vested and exercisable at December 31, 2017 (1)	166,757	$11.02	1.24	$1,954

(1)
As the result of actions in 2011 that were determined to be a "change of control" under the Stock Incentive Plan, all options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century. Of the 166,757 outstanding options at December 31, 2017 there are 149,257 options with an exercise price of $6.55 per share that expire in May 2019.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Time-vested share units are stock-settled awards which do not contain any performance-based vesting requirements.  Performance units can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our performance unit liability was approximately $7,481 and $5,511 as of December 31, 2017 and 2016, respectively. Both the performance units and time-vested share units vest, in their entirety, after three years.

Service-based share awards	Number
Outstanding at January 1, 2017	741,036
Granted	337,951
Vested	(172,526)
Forfeited	(61,053)
Outstanding at December 31, 2017	845,408

	Year ended December 31,
Service-based share awards	2017	2016	2015
Weighted average per share fair value of service-based share grants	$8.92	$7.14	$4.21
Total intrinsic value of option exercises	624	—	—
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
The following table summarizes the compensation cost recognized for the years ended December 31, 2017, 2016 and 2015 for all options, service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2017	2016	2015
Share-based compensation expense reported:
Performance-based share expense	$3,968	$2,402	$2,645
Service-based share expense	3,433	2,105	428
Total share-based compensation expense before income tax	7,401	4,507	3,073
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$7,401	$4,507	$3,073
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2017, 2016 and 2015. As of December 31, 2017, we had unrecognized compensation cost of $3,560 before taxes.  This cost will be recognized over a weighted average period of two years.
12. Earnings (loss) per share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the basic and diluted earnings (loss) per share for 2017, 2016, and 2015:

	For the year ended December 31, 2017
	Net income	Shares (000)	Per Share
Net income	$48,580
Amount allocated to common stockholders	92%
Basic EPS:
Net income allocated to common stockholders	$44,714	87,295	$0.51
Effect of dilutive securities:
Stock options		101
Service-based share awards		624
Diluted EPS:	$44,714	88,020	$0.51

	For the year ended December 31, 2016
	Net loss	Shares (000)	Per Share
Net loss	$(252,415)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:
Net loss allocated to common stockholders	$(252,415)	87,064	$(2.90)

	For the year ended December 31, 2015
	Net income	Shares (000)	Per Share
Net loss	$(59,310)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:
Net loss allocated to common stockholders	$(59,310)	87,375	$(0.68)

Securities excluded from the calculation of diluted EPS:	2017	2016	2015
Stock options (1)	83,083	105,453	356,634
Service-based share awards (1)	496,036	840,402	608,914

(1)
In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share.

13. Income taxes
On December 22, 2017, the President of the United States signed into law tax reform legislation (informally known as the Tax Cuts and Jobs Act (the “Act”)) that makes significant changes to various areas of U.S. federal income tax law. The new tax legislation contains several key tax provisions including the reduction of the corporate income tax rate effective January 1, 2018 as well as a variety of other changes including a one-time transition tax, new territorial tax system, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction.
ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, in accordance with SAB 118, the Company has made a reasonable estimate of: (i) the one-time transition tax, and (ii) the effects on the Company’s existing deferred tax balances, but has not completed its full accounting for the tax effects of enactment of the Act.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on an initial assessment of the Act, the Company recorded no provision for the transition tax, and a tax benefit of approximately $1 million on the Company’s consolidated financial statements for the reduction of deferred tax liabilities related to indefinite lived intangible assets. While other deferred assets and liabilities will also be reduced, such reduction is offset by changes to the Company’s valuation allowance.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election.  The Company is still evaluating the GILTI provisions and has not yet elected an accounting policy for GILTI.
The Company expects that the Act will not have a significant impact on its financial statements or its future operational results. We will continue to assess the impact of the recently enacted tax law on our business and our consolidated financial statements through the measurement period allowed under SAB 118. Adjustments to provisional amounts, if any, that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2017	2016	2015
U.S.	$26,823	$(86,545)	$(62,203)
Foreign	28,548	(164,320)	21,081
Total	$55,371	$(250,865)	$(41,122)

Significant components of the income tax expense consist of the following:
	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal current expense (benefit)	$(106)	$(231)	$—
State current expense (benefit)	1,244	(130)	(706)
Foreign current expense	12,305	5,726	13,473
Total current expense	13,443	5,365	12,767
Deferred:
U.S. federal deferred benefit	(2,522)	(1,564)	(1,564)
State deferred benefit	(14)	—	—
Foreign deferred tax expense	(3,324)	(977)	(1,927)
Total deferred benefit	(5,860)	(2,541)	(3,491)
Total income tax expense	$7,583	$2,824	$9,276

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2017	2016	2015
Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent differences	57.5	7.7	1.9
State taxes, net of Federal benefit	(6.6)	6.1	(16.0)
Rate change	370.5	(4.2)	—
Foreign earnings taxed at different rates than U.S.	(40.5)	(13.5)	3.0
Valuation allowance	(401.4)	(27.5)	(56.6)
Changes in uncertain tax reserves	3.8	(1.0)	(4.2)
Other	(4.6)	(3.7)	14.3
Effective tax rate	13.7%	(1.1)%	(22.6)%
Upon enactment of the Act, the Company’s U.S. deferred tax asset and related valuation allowance decreased by $205,150. As the U.S. deferred tax asset has a full valuation allowance, this change in rates had no impact on the Company’s financial position or results of operations. The increase in permanent differences is a result of tax law changes related to our foreign operations. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2017	2016
Deferred tax assets:
Accrued postretirement benefit cost	$39,417	$69,725
Accrued liabilities	3,125	4,679
Share-based compensation	1,319	6,071
Goodwill	1,996	5,539
Net operating losses and tax credits	551,098	739,712
Foreign basis differences	13,875	13,929
Ravenswood retiree legal settlement	3,089	8,683
Other	3,091	5,747
Total deferred tax assets	617,010	854,085
Valuation allowance	(607,813)	(839,082)
Net deferred tax assets	$9,197	$15,003
Deferred tax liabilities:
Tax over financial statement depreciation	$(109,733)	$(119,378)
Unremitted foreign earnings	—	(808)
Total deferred tax liabilities	(109,733)	(120,186)
Net deferred tax liability	$(100,536)	$(105,183)
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a valuation allowance of $607,813 recorded for all of our U.S. deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2017. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The overall reduction in deferred tax assets, and the related valuation allowances, are primarily a result of the enactment of the Act in 2017 and a reduction in the corporate tax rate from 35% to 21%.
The changes in the valuation allowance are as follows:

	2017	2016	2015
Beginning balance, valuation allowance	$839,082	$768,764	$748,283
Remeasurement of deferred tax assets	(205,150)	—	—
Release of valuation allowance	—	(6,007)	—
Other change in valuation allowance	(26,119)	76,325	20,481
Ending balance, valuation allowance	$607,813	$839,082	$768,764
The significant components of our net operating loss carryforwards ("NOLs") are as follows:

	2017	2016
Federal (1)	$1,514,243	$1,510,558
State (2)	2,480,523	1,901,554
Foreign (3)	532,582	540,819

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOLs begin to expire in 2027.

(3)	The Icelandic NOL begins to expire in 2017; the Netherlands NOL begins to expire in 2022.
Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in the Code. In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

A reconciliation of the beginning and ending amounts of gross unrecognized tax positions (excluding interest) is as follows:

	2017	2016	2015
Balance as of January 1,	$6,400	$3,800	$2,000
Additions based on tax positions related to the current year	2,100	2,700	1,800
Decreases due to lapse of applicable statute of limitations	(100)	(100)	—
Settlements	—	—	—
Balance as of December 31,	$8,400	$6,400	$3,800

Included in the above balances are tax positions whose tax characterization is highly certain but for which there is uncertainty about the timing of tax return inclusion.  Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.  The remaining amounts of unrecognized tax positions would affect our effective tax rate if recognized.  It is our policy to recognize potential accrued interest and penalties related to unrecognized tax positions in income tax expense.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our unrecognized tax positions are as follows:

	2017	2016	2015
Highly certain tax positions	$8,300	$6,300	$3,700
Other unrecognized tax benefits	100	100	100
Gross unrecognized tax benefits	$8,400	$6,400	$3,800
Accrued interest and penalties related to unrecognized tax positions	$40	$—	$—
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
Our Icelandic tax returns are subject to examination beginning with the 2012 tax year.
As of December 31, 2017 and 2016 we had income taxes payable of $12,186 and $5,745, respectively. The income taxes payable are included within accrued and other current liabilities in our Consolidated Balance Sheets.
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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,104 and $998 at December 31, 2017 and 2016, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. Costs for ongoing environmental compliance, including maintenance and monitoring are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Through December 31, 2017, our affiliate Virgin Islands Alumina Corporation LLC, has expended approximately $1,085 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23,000 over the course of 10 years. Upon approval of the settlement, we paid $5,000 to the aforementioned trust in September 2017 and recognized a gain of $5,500 to arrive at the-then net present value of the $12,500. As of December 31, 2017, $12,856 was recorded in accrued and other current liabilities as well as other liabilities. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2,000 for nine years.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We made contributions pursuant to this agreement of $1,100 in 2015 and $6,700 in 2013. We did not make any contributions during 2014, 2016 or 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9,600.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2019. Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given by either party.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2019. Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given by either party.
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
Grundartangi
Grundartangi has power purchase agreements for approximately 525 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2019 through 2036 (subject to extension). The power purchase agreements with HS and OR both provide power at LME-based variable rates for the duration of these agreements. The power purchase agreement with Landsvirkjun for 161MW provides power at LME-based variable rates through October 2019 and rates linked to the Nord Pool power market from November 2019 through the expiration of the agreement on December 31, 2023.
Helguvik
Nordural Helguvik ehf ("Helguvik") has a power purchase agreement with OR to provide a portion of the power requirements to the Helguvik project. The agreement would provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement. The first phase of power under the OR purchase agreement (approximately 47.5MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. The agreement also contains certain conditions to OR’s obligations with respect to the remaining phases and OR has alleged that certain of these conditions have not been satisfied. We are in discussions with OR with respect to such conditions and other matters pertaining to this agreement.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 65% of our total workforce.
Approximately 87% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement which is effective through December 31, 2019 that establishes wages and work rules for covered employees. 100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME") by a labor agreement that is effective to June 1, 2018. The FME negotiates working conditions with trade unions on behalf of its members.
Approximately 52% of our U.S. based work force is represented by USW. The labor agreement for CAKY's Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2019.  Mt Holly employees are not represented by a labor union.
15. Asset retirement obligations ("ARO")
The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2017	2016
Beginning balance, ARO liability	$35,418	$35,165
Additional ARO liability incurred	1,354	1,272
ARO liabilities settled	(9,900)	(1,930)
Accretion expense	1,924	1,903
Adjustments	(278)	(992)
Ending balance, ARO liability	$28,518	$35,418

16. Supplemental cash flow information

	Year Ended December 31,
	2017	2016	2015
Cash paid for:
Interest	$19,529	$19,511	$18,781
Income/withholding taxes, net (1)	5,561	13,904	24,125
Non-cash investing and financing activities:
Accrued capital costs	$553	$3,018	$777

(1)
We paid withholding taxes in Iceland on intercompany dividends of $8,388 during the year ended December 31, 2015 (there were none for the years ended December 31, 2017 and 2016). Such withholding taxes are then refunded to us in the following year.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly information (Unaudited)
Financial results by quarter for the years ended December 31, 2017 and 2016 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
2017
4th Quarter (1)	$433,847	$47,892	$35,805	$32,963	$0.38	$0.37
3rd Quarter	400,645	41,402	20,783	19,132	0.22	0.22
2nd Quarter	388,802	22,460	7,131	6,563	0.08	0.07
1st Quarter (2)	365,786	16,851	(15,139)	(15,139)	(0.17)	(0.17)
2016
4th Quarter (3)	$339,836	$5,057	$(168,464)	$(168,464)	$(1.93)	$(1.93)
3rd Quarter (4)	333,650	(17,612)	(58,273)	(58,273)	(0.67)	(0.67)
2nd Quarter	326,754	5,582	(9,515)	(9,515)	(0.11)	(0.11)
1st Quarter	318,854	(3,052)	(16,163)	(16,163)	(0.19)	(0.19)

(1)	The fourth quarter of 2017 was favorably impacted by a $7,310 gain on the extinguishment of a portion of our contractual commitments associated with the construction of the Helguvik project.

(2)	The first quarter of 2017 was unfavorably impacted by net losses on forward and derivative contracts of $16,137.

(3)	The fourth quarter of 2016 was unfavorably impacted by a $152,200 impairment charge for Helguvik.

(4)	The third quarter of 2016 was unfavorably impacted by a $23,000 charge related to the Ravenswood retiree medical proposed settlement.
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
A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2017	2016	2015
Primary	$1,530,975	$1,492,964	$1,706,032
Corporate, unallocated	50,666	47,363	46,436
Total assets	$1,581,641	$1,540,327	$1,752,468

(1)
Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2017	2016	2015
Net sales:
United States	$938,333	$808,912	$1,373,714
Iceland	650,747	510,182	576,143
Long-lived assets: (1)
United States	$370,029	$395,107	$408,722
Iceland	582,981	625,897	801,268
Other	74,957	78,701	94,421

(1)	Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
Over the last three years, only sales revenue from Glencore exceeded 10% of our net sales.  A loss of this customer could have a material adverse effect on our results of operations.  The net sales revenue related to Glencore is as follows:

	Year Ended December 31,
	2017	2016	2015
Glencore	$1,198,076	$1,178,631	$1,867,711
19. Derivatives
At December 31, 2017, we had an open position of 3,090 tonnes related to LME forward financial sales contracts, all of which are with Glencore, to fix the forward LME price (the "Forward Financial Sales Contracts"). These Forward Financial Sales Contracts are expected to settle between November 1, 2019 and December 31, 2020. We also have financial contracts with various counterparties including Glencore to offset fixed price sales arrangements with certain of our customers (the "fixed for floating swaps") to remain exposed to the LME price. At December 31, 2017 we had an open position related to such arrangements of 8,964 tonnes settling at various dates through December 2018.
We have also entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 1, 2019 through December 31, 2020 (the "power price swaps"). The power price swaps are not designated as cash flow hedges. At December 31, 2017 we had an open position of 256,200 MWh related to the power price swaps.
At December 31, 2017, we had a derivative asset and liability of $1,724 and $1,200, respectively, in the consolidated balance sheets. In 2017, we recognized a loss of $16,549 related to our derivative instruments in the consolidated statements of operations, substantially all of which related to transactions with Glencore. The impact of the derivative instruments on the consolidated balance sheets and consolidated statements of operations was not material for the corresponding prior periods presented.

20. Condensed consolidating financial information

Our 2021 Notes are guaranteed by each of our material existing and future domestic subsidiaries (The "Guarantor Subsidiaries"), except for Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc. The Guarantor Subsidiaries are 100% owned by Century. All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such foreign subsidiaries, Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc., collectively the "Non-Guarantor Subsidiaries"). We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarized condensed consolidating statements of comprehensive income (loss) for the twelve months ended December 31, 2017, 2016 and 2015, condensed consolidating balance sheets as of December 31, 2017 and December 31, 2016 and the condensed consolidating statements of cash flows for the twelve months ended December 31, 2017, 2016 and 2015 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$547,458	$650,618	$—	$1,198,076
Other customers	—	390,875	129	—	391,004
Total net sales	—	938,333	650,747	—	1,589,080
Cost of goods sold	—	888,176	572,299	—	1,460,475
Gross profit	—	50,157	78,448	—	128,605
Selling, general and administrative expenses	27,846	12,905	4,695	—	45,446
Helguvik (gains)	—	—	(7,310)	—	(7,310)
Ravenswood (gains)	—	—	(5,500)	—	(5,500)
Other operating expense - net	—	—	2,111	—	2,111
Operating income (loss)	(27,846)	37,252	84,452	—	93,858
Interest expense - third parties	(20,397)	(1,554)	(223)	—	(22,174)
Interest income (expense) - affiliates	37,184	8,760	(45,944)	—	—
Interest income - third parties	482	—	915	—	1,397
Net gain (loss) on forward and derivative contracts	—	(17,073)	524	—	(16,549)
Other income (expense) - net	986	2,976	(5,123)	—	(1,161)
Income (loss) before income taxes and equity in earnings of subsidiaries and joint ventures	(9,591)	30,361	34,601	—	55,371
Income tax (expense) benefit	457	972	(9,012)	—	(7,583)
Income (loss) before equity in earnings of subsidiaries and joint ventures	(9,134)	31,333	25,589	—	47,788
Equity in earnings of subsidiaries and joint ventures	57,714	2,703	792	(60,417)	792
Net income	$48,580	$34,036	$26,381	$(60,417)	$48,580
Other comprehensive income before income tax effect	23,678	12,722	1,457	(14,179)	23,678
Income tax effect	(1,527)	—	37	(37)	(1,527)
Other comprehensive income	22,151	12,722	1,494	(14,216)	22,151
Total comprehensive income	$70,731	$46,758	$27,875	$(74,633)	$70,731

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$668,486	$510,145	$—	$1,178,631
Other customers	—	140,426	37	—	140,463
Total net sales	—	808,912	510,182	—	1,319,094
Cost of goods sold	—	862,632	467,504	—	1,330,136
Gross profit (loss)	—	(53,720)	42,678	—	(11,042)
Selling, general and administrative expenses	20,704	9,853	9,707	—	40,264
Helguvik losses	—	—	152,220	—	152,220
Ravenswood losses	—	—	26,830	—	26,830
Other operating expense - net	—	—	3,857	—	3,857
Operating loss	(20,704)	(63,573)	(149,936)	—	(234,213)
Interest expense - third parties	(20,378)	(1,659)	(179)	—	(22,216)
Interest income (expense) - affiliates	39,211	8,107	(47,318)	—	—
Interest income - third parties	182	10	566	—	758
Net gain on forward and derivative contracts	—	3,487	—	—	3,487
Other income (expense) - net	1,239	218	(138)	—	1,319
Loss before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(450)	(53,410)	(197,005)	—	(250,865)
Income tax (expense) benefit	1,925	—	(4,749)	—	(2,824)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	1,475	(53,410)	(201,754)	—	(253,689)
Equity in earnings (loss) of subsidiaries and joint ventures	(253,890)	12,463	1,274	241,427	1,274
Net loss	$(252,415)	$(40,947)	$(200,480)	$241,427	$(252,415)
Other comprehensive income before income tax effect	288	1,868	5,134	(7,002)	288
Income tax effect	(1,531)	—	(24)	24	(1,531)
Other comprehensive income (loss)	(1,243)	1,868	5,110	(6,978)	(1,243)
Total comprehensive loss	$(253,658)	$(39,079)	$(195,370)	$234,449	$(253,658)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$1,277,474	$632,597	$(42,360)	$1,867,711
Other customers	—	82,327	43	(224)	82,146
Total net sales	—	1,359,801	632,640	(42,584)	1,949,857
Cost of goods sold	—	1,388,400	564,380	(44,236)	1,908,544
Gross profit (loss)	—	(28,599)	68,260	1,652	41,313
Selling, general and administrative expenses	28,000	8,798	5,317	—	42,115
Ravenswood losses	—	—	30,850	—	30,850
Other operating expense - net	—	—	7,436	—	7,436
Operating income (loss)	(28,000)	(37,397)	24,657	1,652	(39,088)
Interest expense - third parties	(20,201)	(1,567)	(186)	—	(21,954)
Interest income (expense) - affiliates	37,626	—	(37,626)	—	—
Interest income - third parties	65	4	270	—	339
Net gain on forward and derivative contracts	—	1,411	189	—	1,600
Unrealized gain on fair value of contingent consideration	—	18,337	—	—	18,337
Other income (expense) - net	1,356	(658)	2,356	(3,410)	(356)
Loss before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(9,154)	(19,870)	(10,340)	(1,758)	(41,122)
Income tax (expense) benefit	2,140	—	(11,416)	—	(9,276)
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(7,014)	(19,870)	(21,756)	(1,758)	(50,398)
BHH impairment	—	—	(11,584)	—	(11,584)
Equity in earnings (loss) of subsidiaries and joint ventures	(52,296)	—	2,672	52,296	2,672
Net loss	$(59,310)	$(19,870)	$(30,668)	$50,538	$(59,310)
Other comprehensive income (loss) before income tax effect	6,568	14,754	(1,114)	(13,640)	6,568
Income tax effect	(1,536)	—	33	(33)	(1,536)
Other comprehensive income (loss)	5,032	14,754	(1,081)	(13,673)	5,032
Total comprehensive loss	$(54,278)	$(5,116)	$(31,749)	$36,865	$(54,278)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$64,384	$(132)	$102,959	$—	$167,211
Restricted cash	—	801	47	—	848
Accounts receivable - net	—	42,792	279	—	43,071
Due from affiliates	42	10,312	12	—	10,366
Inventories	181	205,156	112,132	—	317,469
Prepaid and other current assets	3,330	754	10,625	—	14,709
Total current assets	67,937	259,683	226,054	—	553,674
Property, plant and equipment - net	19,381	295,865	656,670	—	971,916
Investment in subsidiaries	751,820	53,942	—	(805,762)	—
Due from affiliates - long term	513,328	349,572	9,430	(872,330)	—
Other assets	27,954	34,162	25,915	(31,980)	56,051
TOTAL	$1,380,420	$993,224	$918,069	$(1,710,072)	$1,581,641

Accounts payable, trade	$6,297	$51,394	$32,240	$—	$89,931
Due to affiliates	421	2,563	17,385	—	20,369
Accrued and other current liabilities	15,973	19,301	26,124	—	61,398
Accrued employee benefits costs	1,917	8,263	824	—	11,004
Industrial revenue bonds	—	7,815	—	—	7,815
Total current liabilities	24,608	89,336	76,573	—	190,517
Senior notes payable	248,153	—	—	—	248,153
Accrued pension benefits costs - less current portion	39,462	18,303	13,144	(31,980)	38,929
Accrued postretirement benefits costs - less current portion	879	110,394	1,723	—	112,996
Other liabilities	3,523	31,991	22,413	—	57,927
Due to affiliates - long term	234,137	53,812	584,381	(872,330)	—
Deferred taxes	15	1,748	101,713	—	103,476
Total noncurrent liabilities	526,169	216,248	723,374	(904,310)	561,481
Preferred stock	1	—	—	—	1
Common stock	947	1	59	(60)	947
Other shareholders' equity	828,695	687,639	118,063	(805,702)	828,695
Total shareholders' equity	829,643	687,640	118,122	(805,762)	829,643
TOTAL	$1,380,420	$993,224	$918,069	$(1,710,072)	$1,581,641

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(34,417)	$(6,993)	$96,123	$(2,954)	$51,759
Purchase of property, plant and equipment	(10,889)	(8,111)	(12,839)	—	(31,839)
Proceeds from sale of property, plant and equipment	—	899	13,585	—	14,484
Intercompany transactions	75,726	6,081	(7,638)	(74,169)	—
Net cash provided by (used in) investing activities	64,837	(1,131)	(6,892)	(74,169)	(17,355)
Borrowings under revolving credit facilities	1,281	—	—	—	1,281
Repayments under revolving credit facilities	(1,281)	—	—	—	(1,281)
Issuance of common stock	404	—	—	—	404
Intercompany transactions	(3,110)	8,247	(82,260)	77,123	—
Net cash provided by (used in) financing activities	(2,706)	8,247	(82,260)	77,123	404
CHANGE IN CASH AND CASH EQUIVALENTS	27,714	123	6,971	—	34,808
Cash and cash equivalents, beginning of period	36,670	(255)	95,988	—	132,403
Cash and cash equivalents, end of period	$64,384	$(132)	$102,959	$—	$167,211

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2016
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(63,446)	$19,019	$82,600	$—	$38,173
Purchase of property, plant and equipment	(1,425)	(7,807)	(12,712)	—	(21,944)
Proceeds from sale of property, plant and equipment	—	—	1,040	—	1,040
Restricted and other cash deposits	—	(3)	(256)	—	(259)
Intercompany transactions	27,761	(15,305)	(937)	(11,519)	—
Net cash provided by (used in) investing activities	26,336	(23,115)	(12,865)	(11,519)	(21,163)
Borrowings under revolving credit facilities	1,179	—	—	—	1,179
Repayments under revolving credit facilities	(1,179)	—	—	—	(1,179)
Intercompany transactions	15,359	7,488	(34,366)	11,519	—
Net cash provided by (used in) financing activities	15,359	7,488	(34,366)	11,519	—
CHANGE IN CASH AND CASH EQUIVALENTS	(21,751)	3,392	35,369	—	17,010
Cash and cash equivalents, beginning of period	58,421	(3,647)	60,619	—	115,393
Cash and cash equivalents, end of period	$36,670	$(255)	$95,988	$—	$132,403

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2015
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$25,423	$30,890	$65,085	$(89,532)	$31,866
Purchase of property, plant and equipment	(8,574)	(21,477)	(24,209)	(440)	(54,700)
Purchase of remaining interest in Mt. Holly smelter	11,313	—	—	—	11,313
Proceeds from sale of property, plant and equipment	—	14	—	—	14
Restricted and other cash deposits	—	(4)	14	—	10
Intercompany transactions	(4,072)	—	—	4,072	—
Net cash used in investing activities	(1,333)	(21,467)	(24,195)	3,632	(43,363)
Borrowings under revolving credit facilities	1,737	—	—	—	1,737
Repayments under revolving credit facilities	(1,737)	—	—	—	(1,737)
Repurchase of common stock	(36,352)	—	—	—	(36,352)
Intercompany transactions	—	(11,883)	(74,017)	85,900	—
Net cash used in financing activities	(36,352)	(11,883)	(74,017)	85,900	(36,352)
CHANGE IN CASH AND CASH EQUIVALENTS	(12,262)	(2,460)	(33,127)	—	(47,849)
Cash and cash equivalents, beginning of period	70,683	(1,187)	93,746	—	163,242
Cash and cash equivalents, end of period	$58,421	$(3,647)	$60,619	$—	$115,393

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, also the principal financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer, also the principal financial officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2017.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2018, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2018.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2018, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2018, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2018.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2018, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2018.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2018, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2018.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the consolidated financial statements

(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
(a) (3) List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company.	10-Q	001-34474	November 9, 2012
3.2	Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	September 18, 2012
3.3	Amendment No. 1 to Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	December 14, 2015
4.1	Form of Stock Certificate.				X
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008.	8-K	000-27918	July 8, 2008
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
		8-K	001-34474	July 1, 2015
10.7
Sixth Amendment dated as of December 31, 2015, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		10-K	001-34474	March 7, 2016
10.8
Seventh Amendment dated as of March 14, 2017, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		10-Q	001-34474	May 9, 2017
10.9
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 7.5% Senior Secured Notes.
		8-K	001-34474	June 10, 2013
10.10	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-34474	June 10, 2013
10.11	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.12	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	011-34474	April 15, 2016
10.13	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf				X
10.14	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.15	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.16	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008

10.17	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.18	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.19
Amended and Restated Aluminum Purchase Agreement, dated as of February 23, 2015, by and between Century Aluminum Company, NSA General Partnership, Century Aluminum Sebree LLC, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc. and Glencore Ltd.**
		10-Q	001-34474	May 1, 2015
10.20	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.21	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.22	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.23	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.24	Century Aluminum Company Annual Incentive Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-34474	March 2, 2015
10.25	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan.*	8-K	001-34474	March 25, 2013
10.26	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.27	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.28	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.29	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.30	Form of Time-Vesting Performance Share Unit Award Agreement.*	8-K	001-34474	June 27, 2014
10.31	Form of Performance Unit Award Agreement for the January 1, 2014 to December 31, 2016 performance period and the January 1, 2015 to December 31, 2017 performance period.*	8-K	001-34474	June 27, 2014
10.32	Form of Performance Unit Award Agreement for the January 1, 2016 to December 31, 2018 performance period.*	8-K	001-34474	March 24, 2016
10.33	Form of Stock Option Agreement - Employee.*	10-K	000-27918	March 16, 2006
10.34	Form of Amendment No. 1 to the Stock Option Agreement - Employee.*	10-Q	001-34474	August 9, 2011
10.35	Amended and Restated Non-Employee Directors Stock Option Plan.*	8-K	000-27918	August 16, 2005
10.36	Form of Stock Option Agreement - Non-Employee Director.*	10-K	000-27918	March 16, 2006
10.37	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 7, 2016
10.38	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 7, 2016

10.39	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated:	February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL A. BLESS	President and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 28, 2018
Michael A. Bless

*	Chairman	February 28, 2018
Terence Wilkinson

*	Director	February 28, 2018
Jarl Berntzen

*	Director	February 28, 2018
Errol Glasser

*	Director	February 28, 2018
Wilhelm van Jaarsveld

/s/ STEPHEN K. HEYROTH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Stephen K. Heyroth

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact