Form 10-Q
period 2018-03-31
CENTURY ALUMINUM CO
filed 2018-05-04
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Registrant’s telephone number, including area code: (312) 696-3101
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐ Yes ☒ No

The registrant had 87,575,869 shares of common stock outstanding at April 25, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2018	2017
NET SALES:
Related parties	$296.2	$280.6
Other customers	158.3	85.2
Total net sales	454.5	365.8
Cost of goods sold	440.0	348.9
Gross profit	14.5	16.9
Selling, general and administrative expenses	10.7	10.7
Other operating expense - net	0.3	1.0
Operating income	3.5	5.2
Interest expense	(5.5)	(5.6)
Interest income	0.5	0.2
Net gain (loss) on forward and derivative contracts	0.7	(16.1)
Other income (expense) - net	(1.1)	0.4
Loss before income taxes and equity in earnings of joint ventures	(1.9)	(15.9)
Income tax benefit	1.0	0.3
Loss before equity in earnings of joint ventures	(0.9)	(15.6)
Equity in earnings of joint ventures	0.6	0.5
Net loss	$(0.3)	$(15.1)

Net loss allocated to common stockholders	$(0.3)	$(15.1)
LOSS PER COMMON SHARE:
Basic and diluted	$0.00	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	87.6	87.3

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended March 31,
	2018	2017
Comprehensive income (loss):
Net loss	$(0.3)	$(15.1)
Other comprehensive loss before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	0.0	0.0
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(1.8)	(0.3)
Amortization of net loss during the period	2.6	2.1
Other comprehensive income before income tax effect	0.8	1.8
Income tax effect	(0.4)	(1.1)
Other comprehensive income	0.4	0.7
Total comprehensive income (loss)	$0.1	$(14.4)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$130.8	$167.2
Restricted cash	0.8	0.8
Accounts receivable - net	83.4	43.1
Due from affiliates	8.7	10.4
Inventories	330.7	317.5
Prepaid and other current assets	14.2	14.7
Total current assets	568.6	553.7
Property, plant and equipment - net	955.1	971.9
Other assets	57.1	56.0
TOTAL	$1,580.8	$1,581.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$95.8	$89.9
Due to affiliates	14.6	20.4
Accrued and other current liabilities	68.0	61.4
Accrued employee benefits costs	11.0	11.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	197.2	190.5
Senior notes payable	248.3	248.2
Accrued pension benefits costs - less current portion	37.4	38.9
Accrued postretirement benefits costs - less current portion	112.5	113.0
Other liabilities	54.5	57.9
Deferred taxes	100.5	103.5
Total noncurrent liabilities	553.2	561.5
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	0.9	0.9
Additional paid-in capital	2,518.1	2,517.4
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(91.3)	(91.7)
Accumulated deficit	(1,511.0)	(1,510.7)
Total shareholders’ equity	830.4	829.6
TOTAL	$1,580.8	$1,581.6

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(0.3)	$(15.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on forward and derivative contracts	(0.4)	14.0
Lower of cost or NRV inventory adjustment	(3.2)	(3.9)
Depreciation and amortization	21.5	20.9
Other non-cash items - net	(4.6)	1.2
Change in operating assets and liabilities:
Accounts receivable - net	(40.3)	(23.8)
Due from affiliates	1.7	4.9
Inventories	(10.0)	(4.7)
Prepaid and other current assets	0.8	4.7
Accounts payable, trade	5.4	(4.4)
Due to affiliates	(6.0)	3.3
Accrued and other current liabilities	6.2	(4.9)
Other - net	(3.8)	(3.5)
Net cash used in operating activities	(33.0)	(11.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3.5)	(9.0)
Proceeds from sale of Ravenswood	—	13.5
Net cash provided by (used in) investing activities	(3.5)	4.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	0.3	0.2
Repayments under revolving credit facilities	(0.3)	(0.2)
Issuance of common stock	0.1	0.0
Net cash provided by financing activities	0.1	0.0
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36.4)	(6.8)
Cash, cash equivalents and restricted cash, beginning of period	168.0	133.5
Cash, cash equivalents and restricted cash, end of period	$131.6	$126.7

Supplemental Cash Flow Information:
Cash paid for interest	$0.2	$0.2
Cash paid for taxes	$0.5	$3.0

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2018 and 2017
(amounts in millions, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
The Company adopted Accounting Standards Update 2016-18 "Statement of Cash Flows (Topic 230) Restricted Cash" as of January 1, 2018 on a retrospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

2.	Related party transactions
The significant related party transactions occurring during the three months ended March 31, 2018 and 2017 are described below. We believe all of our transactions with Glencore and BHH were at prices that approximate market.
Glencore ownership
As of March 31, 2018, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (47.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, and certain forward financial contracts.
Sales to Glencore
For the three months ended March 31, 2018 and 2017 we derived approximately 65% and 77%, respectively, of our consolidated sales from Glencore. Glencore purchases the aluminum we produce for resale.
We have entered into agreements with Glencore pursuant to which Glencore has agreed to purchase aluminum produced from our U.S. and Icelandic operations through 2018 and 2019, respectively. Glencore purchases aluminum produced at our North American smelters at prices based on the London Metal Exchange (the "LME") plus the Midwest regional delivery premium and any product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any product premiums.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2018 were priced based on a published alumina index.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 13. Derivatives regarding these forward financial sales contracts.
Transactions with Baise Haohai Carbon Co., Ltd. ("BHH")
We own a 40% stake in BHH and purchase carbon anodes from them for use in our aluminum production operations.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended March 31,
	2018	2017
Net sales to Glencore	$296.2	$280.6
Purchases from Glencore	48.4	71.6
Purchases from BHH	7.4	2.8

3.	Revenue

On January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers” and the related amendments (“ASC 606”) to contracts not completed as of the adoption date using the modified retrospective method. Accordingly, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of initially applying this standard was zero. The adoption of ASC 606 did not result in a change to the amount or timing of our revenue recognition.
We disaggregate our revenue by geographical region as follows:

Net Sales	For the quarter ended March 31, 2018
United States	$268.2
Iceland	186.3
Total	$454.5
We enter into contracts to sell primary aluminum to Glencore and other customers. Revenue is recognized when our contractual obligations with our customer are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customer which is generally upon shipment or delivery to customer-directed locations. The amount of consideration we receive, thus the revenue we recognize, is a function of volume delivered, market price of primary aluminum, as determined on the LME, plus regional delivery premiums and any value-added product premiums.
The payment terms and conditions in our contracts vary and are not significant to our revenue. We complete an appropriate credit evaluation for each customer at contract inception. Customer payments are due in arrears and are recognized as accounts receivable - net and due from affiliates in our consolidated balance sheets. Accounts receivable - net increased by $40.3 million during the three month period ended March 31, 2018 driven by the increase in direct sales to end users with longer payment terms than our related party customer.
When the customer-directed location is our plant site, revenue is recognized only when the customer has specifically requested delivery to such location and control over the goods transfers upon delivery to such location. The goods must be complete, ready for physical transfer, separated from other inventory and we retain no further obligations.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

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
The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$80.0	$—	$—	$80.0
Trust assets (1)	1.3	—	—	1.3
Surety bonds	1.6	—	—	1.6
Derivative instruments	—	—	2.0	2.0
TOTAL	$82.9	$—	$2.0	$84.9
LIABILITIES:
Contingent obligation - net	$—	$—	$—	$—
Derivative instruments	—	—	1.1	1.1
TOTAL	$—	$—	$1.1	$1.1

Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$142.8	$—	$—	$142.8
Trust assets (1)	1.8	—	—	1.8
Surety bonds	1.6	—	—	1.6
Derivative instruments	—	—	1.7	1.7
TOTAL	$146.2	$—	$1.7	$147.9
LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	—	1.2	1.2
TOTAL	$—	$—	$1.2	$1.2

(1)	Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following section describes the valuation techniques and inputs used for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 and Level 3 Fair Value Measurements:
Asset / Liability	Level	Valuation Techniques	Inputs
Fixed for floating swaps	3	Discounted cash flows	Quoted LME forward market, management's estimates of future U.S. Midwest premium
Power price swap	3	Discounted cash flows	Quoted Nordpool forward market, discount rate
Contingent obligation	3	Discounted cash flows	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods. management’s estimate of future level of operations and discount rate

There were no transfers between Level 1 and 2 during the periods presented. There were no transfers into or out of Level 3 during the periods presented. It is our policy to recognize transfers into and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

5.	Earnings (loss) per share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all dilutive securities.
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2018			2017
	Loss	Shares (in millions)	Per Share	Loss	Shares (in millions)	Per Share
Net loss	$(0.3)			$(15.1)
Amount allocated to common stockholders	100.00%			100.00%
Basic EPS:
Net loss allocated to common stockholders	$(0.3)	87.6	$0.00	$(15.1)	87.3	$(0.17)
Effect of Dilutive Securities:
Share-based compensation	—	—		—	—
Diluted EPS:
Net loss allocated to common stockholders with assumed conversion	$(0.3)	87.6	$0.00	$(15.1)	87.3	$(0.17)

	Three months ended March 31,
Securities excluded from the calculation of diluted EPS (in millions):	2018	2017
Share-based compensation(1)	1.4	1.2
(1) In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their antidilutive effect on earnings (loss) per share.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

6.	Shareholders’ equity
Common Stock
As of March 31, 2018 and December 31, 2017, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 94,762,390 shares were issued and 87,575,869 shares were outstanding at March 31, 2018; 94,731,298 shares were issued and 87,544,777 shares were outstanding at December 31, 2017.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
At March 31, 2018 and December 31, 2017 we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At March 31, 2018 and December 31, 2017, 74,231 and 74,364 shares of Series A Convertible Preferred Stock were outstanding, respectively, and held by Glencore.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the three months ended March 31, 2018 and 2017.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2017	74,364	7,186,521	87,544,777
Conversion of convertible preferred stock	(133)	—	13,343
Issuance for share-based compensation plans	—	—	17,749
Ending balance as of March 31, 2018	74,231	7,186,521	87,575,869

Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Conversion of convertible preferred stock	(48)	—	4,795
Issuance for share-based compensation plans	—	—	6,423
Ending balance as of March 31, 2017	75,577	7,186,521	87,262,115
Stock Repurchase Program
Our Board of Directors authorized a $60.0 million common stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. The stock repurchase program may be suspended or discontinued at any time.
Shares of common stock repurchased are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in the consolidated balance sheets. From time to time, treasury shares may be reissued as contributions to our employee benefit plans and for the conversion of convertible preferred stock. When shares are reissued, we use an average cost method for determining the cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Through March 31, 2018 we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no share repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of March 31, 2018.

7.	Income taxes
We recorded an income tax benefit of $1.0 million for the three months ended March 31, 2018 and an income tax benefit of $0.3 million for the three months ended March 31, 2017 which primarily consisted of tax benefits on losses from foreign operations.
Our income tax benefit or expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense/benefit and pretax accounting income/loss.
As of March 31, 2018, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. We continue to assess the impact of the recently enacted Tax Cuts and Jobs Act (the “Act”) on our business and our consolidated financial statements through the measurement period allowed under Staff Accounting Bulletin ("SAB") 118. Adjustments to provisional amounts, if any, that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. As of March 31, 2018, no adjustments have been recorded to the recorded provisional amounts related to the Act.
On April 2, 2018, the Internal Revenue Service issued Notice 2018-26 which provides guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in the Tax Reform Act and included in the consolidated financial statements for the year ended December 31, 2017. Notice 2018-26 is not expected to have a significant impact on the Company's consolidated financial statements.

8.	Inventories

Inventories consist of the following:	March 31, 2018	December 31, 2017
Raw materials	$108.1	$106.2
Work-in-process	54.3	49.6
Finished goods	41.7	40.9
Operating and other supplies	126.6	120.8
Total inventories	$330.7	$317.5
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

9.	Debt

	March 31, 2018	December 31, 2017
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $1.7 million and $1.8 million, respectively, interest payable semiannually	248.3	248.2
Total	$256.1	$256.0
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2018 was 1.78%.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

7.5% Notes due 2021
General. On June 4, 2013, we issued $250.0 million of our 7.5% Notes due June 1, 2021 (the "2021 Notes") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.  The 2021 Notes were issued at a discount and bear interest at the rate of 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year.
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $255.3 million and $258.3 million, as of March 31, 2018 and December 31, 2017, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries are party to a senior secured revolving credit facility, dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility (the "U.S. revolving credit facility"). Our U.S. revolving credit facility matures in June 26, 2020. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of accounts receivable, inventory and qualified cash deposits of the borrowers which meet the eligibility criteria.

Status of our U.S. revolving credit facility:	March 31, 2018
Credit facility maximum amount	$150.0
Borrowing availability	150.0
Outstanding letters of credit issued	39.1
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	110.9
Iceland Revolving Credit Facility
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50.0 million revolving credit facility, dated November 27, 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility expires on November 27, 2020. The availability of funds under the Iceland revolving credit facility is limited by a specified borrowing base consisting of inventory and accounts receivable of Grundartangi.

Status of our Iceland revolving credit facility:	March 31, 2018
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding borrowings	—
Borrowing availability, net of borrowings	50.0

10.	Commitments and contingencies
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
(amounts in millions, except share and per share amounts)
(Unaudited)

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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Through March 31, 2018, our affiliate, Virgin Islands Alumina Corporation LLC, has expended approximately $1.1 million on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
In December 2010, Century was among several defendants named in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims. In August 2015, the Superior Court of the Virgin Islands, Division of St. Croix denied the motions to dismiss but ordered all plaintiffs to refile individual complaints. On February 28, 2018, plaintiffs in both cases filed a Motion for Voluntary Dismissal of Century without prejudice to refiling. At this time, it is not possible to predict the ultimate outcome of or to estimate a range of possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.
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
(amounts in millions, except share and per share amounts)
(Unaudited)

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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2018, we had $2.0 million in other current liabilities and $11.1 million in other liabilities related to this agreement.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended March 31, 2018 and 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
(amounts in millions, except share and per share amounts)
(Unaudited)

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
Helguvik
Nordural Helguvik ehf ("Helguvik") has a power purchase agreement with OR to provide a portion of the power requirements to the Helguvik project. The agreement would provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements. The first stage of power under the OR purchase agreement (approximately 47.5MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. The agreement contains certain conditions to OR’s obligations with respect to the remaining phases and OR has alleged that certain of these conditions have not been satisfied. We are in discussions with OR with respect to such conditions and other matters pertaining to this agreement.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 63% of our total workforce.
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
Approximately 51% of our U.S. based work force is represented by the USW. The labor agreement for Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2019. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.	Components of accumulated other comprehensive loss

	March 31, 2018	December 31, 2017
Defined benefit plan liabilities	$(101.2)	$(102.1)
Unrealized loss on financial instruments	2.6	2.7
Other comprehensive loss before income tax effect	(98.6)	(99.4)
Income tax effect (1)	7.3	7.7
Accumulated other comprehensive loss	$(91.3)	$(91.7)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2018	December 31, 2017
Defined benefit plan liabilities	$7.8	$8.2
Unrealized loss on financial instruments	(0.5)	(0.5)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, January 1, 2018	$(93.8)	$2.1	$(91.7)
Net amount reclassified to net loss	0.4	0.0	0.4
Balance, March 31, 2018	$(93.4)	$2.1	$(91.3)

Balance, January 1, 2017	$(116.2)	$2.3	$(113.9)
Net amount reclassified to net loss	0.7	0.0	0.7
Balance, March 31, 2017	$(115.5)	$2.3	$(113.2)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		For the three months ended March 31,
AOCL Components	Location	2018	2017
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.7	$1.3
	Selling, general and administrative expenses	(0.4)	0.1
	Other operating expense, net	0.5	0.4
	Income tax effect	(0.4)	(1.1)
	Net of tax	$0.4	$0.7

Unrealized loss on financial instruments	Cost of goods sold	0.0	0.0
	Income tax effect	0.0	0.0
	Net of tax	0.0	0.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

12.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended March 31,
	2018	2017
Service cost	$1.1	$1.2
Interest cost	3.1	3.3
Expected return on plan assets	(5.3)	(4.7)
Amortization of prior service costs	0.0	0.0
Amortization of net loss	1.5	1.2
Net periodic benefit cost	$0.4	$1.0

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2018	2017
Service cost	$0.1	$0.2
Interest cost	1.1	1.4
Amortization of prior service cost	(1.8)	(0.3)
Amortization of net loss	1.1	0.9
Net periodic benefit cost	$0.5	$2.2

13.	Derivatives
As of March 31, 2018, we had an open position of 3,090 tonnes related to LME forward financial sales contracts, all of which are with Glencore, to fix the forward LME price (the “forward financial sales contracts”). These forward financial sales contracts are expected to settle monthly, on a ratable basis, between November 1, 2019 and December 31, 2020. We also have financial contracts with various counterparties, including Glencore, to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of March 31, 2018, we had open positions related to such arrangements of 11,337 tonnes settling at various dates through June 2019.
In 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). The power price swaps are not designated as cash flow hedges. As of March 31, 2018, we had an open position of 256,200 MWh related to the power price swaps.
As of March 31, 2018, we had a derivative asset and liability of $2.0 million and $1.1 million, respectively, in the consolidated balance sheets. We recognized gains of $0.7 million related to our derivative instruments during the three months ended March 31, 2018 in the consolidated statements of operations, a portion of which related to transactions with Glencore.
At December 31, 2017, we had a derivative asset and liability of $1.7 million and $1.2 million, respectively, in the consolidated balance sheets. We recognized losses of $16.1 million related to our derivative instruments during the three months ended March 31, 2017, in the consolidated statements of operations, substantially all of which related to transactions with Glencore.

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(unaudited)

The following summarized condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2018 and 2017, condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017 and the condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$110.7	$185.5	$—	$296.2
Other customers	—	157.5	0.8	—	158.3
Total net sales	—	268.2	186.3	—	454.5
Cost of goods sold	—	261.2	178.8	—	440.0
Gross profit	—	7.0	7.5	—	14.5
Selling, general and administrative expenses	10.0	—	0.7	—	10.7
Other operating expense - net	—	—	0.3	—	0.3
Operating income (loss)	(10.0)	7.0	6.5	—	3.5
Interest expense	(5.1)	(0.4)	—	—	(5.5)
Intercompany interest	9.0	2.3	(11.3)	—	—
Interest income	0.2	—	0.3	—	0.5
Net gain (loss) on forward and derivative contracts	—	0.3	0.4	—	0.7
Other income (expense) - net	0.5	—	(1.6)	—	(1.1)
Income (loss) before income taxes and equity in earnings of joint ventures	(5.4)	9.2	(5.7)	—	(1.9)
Income tax (expense) benefit	(0.1)	—	1.1	—	1.0
Income (loss) before equity in earnings of joint ventures	(5.5)	9.2	(4.6)	—	(0.9)
Equity in earnings (loss) of joint ventures	5.2	(0.3)	0.6	(4.9)	0.6
Net income (loss)	$(0.3)	$8.9	$(4.0)	$(4.9)	$(0.3)
Other comprehensive income (loss) before income tax effect	0.8	0.7	0.4	(1.1)	0.8
Income tax effect	(0.4)	—	—	—	(0.4)
Other comprehensive income (loss)	0.4	0.7	0.4	(1.1)	0.4
Total comprehensive income (loss)	$0.1	$9.6	$(3.6)	$(6.0)	$0.1

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$131.1	$149.5	$—	$280.6
Other customers	—	85.2	—	—	85.2
Total net sales	—	216.3	149.5	—	365.8
Cost of goods sold	—	213.8	135.1	—	348.9
Gross profit	—	2.5	14.4	—	16.9
Selling, general and administrative expenses	10.2	—	0.5	—	10.7
Other operating expense - net	—	—	1.0	—	1.0
Operating income (loss)	(10.2)	2.5	12.9	—	5.2
Interest expense	(5.2)	(0.4)	—	—	(5.6)
Intercompany interest	9.0	2.1	(11.1)	—	—
Interest income	0.1	—	0.1	—	0.2
Net gain (loss) on forward and derivative contracts	—	(15.8)	(0.3)	—	(16.1)
Other income (expense) - net	0.8	—	(0.4)	—	0.4
Income (loss) before income taxes and equity in earnings of joint ventures	(5.5)	(11.6)	1.2	—	(15.9)
Income tax (expense) benefit	0.6	0.5	(0.8)	—	0.3
Income (loss) before equity in earnings of joint ventures	(4.9)	(11.1)	0.4	—	(15.6)
Equity in earnings (loss) of joint ventures	(10.2)	0.8	0.5	9.4	0.5
Net income (loss)	$(15.1)	$(10.3)	$0.9	$9.4	$(15.1)
Other comprehensive income (loss) before income tax effect	1.8	1.3	0.4	(1.7)	1.8
Income tax effect	(1.1)	—	—	—	(1.1)
Other comprehensive income (loss)	0.7	1.3	0.4	(1.7)	0.7
Total comprehensive income (loss)	$(14.4)	$(9.0)	$1.3	$7.7	$(14.4)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$8.5	$(0.1)	$122.4	$—	$130.8
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	—	83.2	0.2	—	83.4
Due from affiliates	—	7.9	0.8	—	8.7
Inventories	0.2	216.8	113.7	—	330.7
Prepaid and other current assets	3.4	0.5	10.3	—	14.2
Total current assets	12.1	309.1	247.4	—	568.6
Property, plant and equipment - net	20.6	286.9	647.6	—	955.1
Investment in subsidiaries	758.2	53.6	—	(811.8)	—
Due from affiliates - long term	546.1	339.6	9.4	(895.1)	—
Other assets	28.3	34.3	26.7	(32.2)	57.1
TOTAL	$1,365.3	$1,023.5	$931.1	$(1,739.1)	$1,580.8

Accounts payable, trade	$1.8	$55.3	$38.7	$—	$95.8
Due to affiliates	0.7	(0.5)	14.4	—	14.6
Accrued and other current liabilities	20.2	16.6	31.2	—	68.0
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	24.6	87.5	85.1	—	197.2
Senior notes payable	248.3	—	—	—	248.3
Accrued pension benefits costs - less current portion	39.2	17.9	12.5	(32.2)	37.4
Accrued postretirement benefits costs - less current portion	0.8	110.0	1.7	—	112.5
Due to affiliates - long term	218.0	81.1	596.0	(895.1)	—
Other liabilities	4.0	28.1	22.4	—	54.5
Deferred taxes	—	1.7	98.8	—	100.5
Total noncurrent liabilities	510.3	238.8	731.4	(927.3)	553.2
Preferred stock	0.0	—	—	—	0.0
Common stock	0.9	—	0.1	(0.1)	0.9
Other shareholders' equity	829.5	697.2	114.5	(811.7)	829.5
Total shareholders' equity	830.4	697.2	114.6	(811.8)	830.4
TOTAL	$1,365.3	$1,023.5	$931.1	$(1,739.1)	$1,580.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$64.3	$(0.1)	$103.0	$—	$167.2
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	—	42.8	0.3	—	43.1
Due from affiliates	0.1	10.3	—	—	10.4
Inventories	0.2	205.1	112.2	—	317.5
Prepaid and other current assets	3.3	0.8	10.6	—	14.7
Total current assets	67.9	259.7	226.1	—	553.7
Property, plant and equipment - net	19.4	295.8	656.7	—	971.9
Investment in subsidiaries	751.8	54.0	—	(805.8)	—
Due from affiliates - long term	513.3	349.6	9.4	(872.3)	—
Other assets	28.0	34.1	25.9	(32.0)	56.0
TOTAL	$1,380.4	$993.2	$918.1	$(1,710.1)	$1,581.6

Accounts payable, trade	$6.3	$51.4	$32.2	$—	$89.9
Due to affiliates	0.4	2.6	17.4	—	20.4
Accrued and other current liabilities	16.0	19.3	26.1	—	61.4
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	24.6	89.4	76.5	—	190.5
Senior notes payable	248.2	—	—	—	248.2
Accrued pension benefits costs - less current portion	39.5	18.3	13.1	(32.0)	38.9
Accrued postretirement benefits costs - less current portion	0.9	110.4	1.7	—	113.0
Other liabilities	3.5	32.0	22.4	—	57.9
Due to affiliates - long term	234.1	53.8	584.4	(872.3)	—
Deferred taxes	—	1.7	101.8	—	103.5
Total noncurrent liabilities	526.2	216.2	723.4	(904.3)	561.5
Preferred stock	0.0	—	—	—	0.0
Common stock	0.9	—	0.1	(0.1)	0.9
Other shareholders' equity	828.7	687.6	118.1	(805.7)	828.7
Total shareholders' equity	829.6	687.6	118.2	(805.8)	829.6
TOTAL	$1,380.4	$993.2	$918.1	$(1,710.1)	$1,581.6

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(26.8)	$(26.8)	$20.6	$—	$(33.0)
Purchase of property, plant and equipment	(1.5)	(0.4)	(1.6)	—	(3.5)
Intercompany transactions	(23.8)	—	—	23.8	—
Net cash provided by (used in) investing activities	(25.3)	(0.4)	(1.6)	23.8	(3.5)
Borrowings under revolving credit facilities	0.3	—	—	—	0.3
Repayments under revolving credit facilities	(0.3)	—	—	—	(0.3)
Issuance of common stock	0.1	—	—	—	0.1
Intercompany transactions	(3.8)	27.2	0.4	(23.8)	—
Net cash provided by (used in) financing activities	(3.7)	27.2	0.4	(23.8)	0.1
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(55.8)	—	19.4	—	(36.4)
Cash, cash equivalents and restricted cash, beginning of period	64.3	0.7	103.0	—	168.0
Cash, cash equivalents and restricted cash, end of period	$8.5	$0.7	$122.4	$—	$131.6

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(1.1)	$(21.8)	$11.6	$—	$(11.3)
Purchase of property, plant and equipment	(4.4)	(2.3)	(2.3)	—	(9.0)
Proceeds from sale of property, plant and equipment	—	—	13.5	—	13.5
Intercompany transactions	19.2	23.6	(12.4)	(30.4)	—
Net cash used in investing activities	14.8	21.3	(1.2)	(30.4)	4.5
Borrowings under revolving credit facilities	0.2	—	—	—	0.2
Repayments under revolving credit facilities	(0.2)	—	—	—	(0.2)
Intercompany transactions	(11.2)	0.8	(20.0)	30.4	—
Net cash provided by (used in) financing activities	(11.2)	0.8	(20.0)	30.4	—
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.5	0.3	(9.6)	—	(6.8)
Cash, cash equivalents and restricted cash, beginning of period	36.7	0.5	96.3	—	133.5
Cash, cash equivalents and restricted cash, end of period	$39.2	$0.8	$86.7	$—	$126.7

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

•
The final form of any Section 232 relief, including tariffs or other trade remedies, the extent to which any such remedies are ultimately implemented or changed, including any exemptions, the timing for implementation and duration of any trade remedy and the future impact of any such trade remedy to Century, on aluminum prices, or more generally;

•
The impact of any new or changed law, regulation or other action affecting our business, including, without limitation, the impact of any trade actions, sanctions or other similar remedies or restrictions implemented by the U.S. or foreign governments;

•	Our assessment of power pricing and our ability to successfully obtain and/or implement long-term competitive power arrangements for our operations and projects, including at Mt. Holly;

•	Our ability to successfully manage transmission issues and market power price risk and to control or reduce power costs;

•	Our plans and expectations with respect to the future operation of our smelters and our other operations, including any plans and expectations to restart curtailed capacity at our Mt. Holly smelter;

•	Our intention to bring our Hawesville smelter back to full production and any plans, expectations, costs or assumptions with respect thereto;

•	Our ability to hire and retain qualified employees for our operations;

•	Our plans and expectations with respect to the sale or other disposition of our 40% interest in BHH;

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•
Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets and liabilities and the impact of recent tax reform in the U.S. and foreign jurisdictions;

•	Access to existing or future financing arrangements and the terms of any such future financing arrangements;

•	Our ability to refinance or repay debt in the future;

•
Estimates of our pension and other postretirement liabilities and future payments, property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Future construction investment and development, including our expansion project at our Grundartangi smelter and our plans and expectations with respect thereto;

•	The anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;

•	Negotiations with labor unions representing certain of our employees; and

•	Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.
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
Results of Operations
The following discussion for the three months ended March 31, 2018 reflects Grundartangi and Sebree operating at full capacity and Hawesville and Mt. Holly operating at approximately 40% and 50% of full capacity, respectively.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately two-month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon anodes and labor are the principal components of our cost of goods sold. These components together represented over 75% of our cost of goods sold for the year ended December 31, 2017. In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Three months ended March 31,
	2018	2017
	(in millions, except per share data)
NET SALES:
Related parties	$296.2	$280.6
Other customers	158.3	85.2
Total net sales	454.5	365.8
Gross profit	14.5	16.9
Net loss	(0.3)	(15.1)
LOSS PER COMMON SHARE:
Basic and diluted	$0.00	$(0.17)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2018
1st Quarter	107,145	$266.4	80,093	$185.6	187,238	$451.9

2017
1st Quarter	106,961	$214.7	79,434	$149.5	186,395	$364.2

(1)	Excludes scrap aluminum sales.

Net sales (in millions)	2018	2017
Three months ended March 31,	$454.5	$365.8
Net sales for the three months ended March 31, 2018 improved $88.7 million compared to the same period in 2017 driven primarily by higher price realizations of $80.7 million and favorable product mix and product premiums of $8.0 million.

Gross profit (in millions)	2018	2017
Three months ended March 31,	$14.5	$16.9
Gross profit for the three months ended March 31, 2018 declined $2.4 million compared to the same period in 2017 due primarily to higher raw material prices of $62.9 million, unfavorable operating expenses of $8.9 million, higher power costs of $7.7 million, an unfavorable foreign currency impact of $2.9 million and other unfavorable costs of $0.7 million. These higher costs were partially offset by $80.7 million of higher price realizations.

Selling, general and administrative expenses (in millions)	2018	2017
Three months ended March 31,	$10.7	$10.7

Selling, general and administrative expenses for the three months ended March 31, 2018 were flat compared to the same period in 2017.

Net gain (loss) on forward and derivative contracts (in millions)	2018	2017
Three months ended March 31,	$0.7	$(16.1)

For the three months ended March 31, 2018, we recorded unrealized gains of $0.7 million and for the three months ended March 31, 2017, we recorded realized losses of $2.5 million and unrealized losses of $13.6 million for a total loss of $16.1 million. The period to period changes in net gain (loss) on forward and derivative contracts was primarily due to forward financial sales contracts which settled in 2017. See Note 13. Derivatives to the consolidated financial statements included herein for additional information.

Income tax (expense) benefit (in millions)	2018	2017
Three months ended March 31,	$1.0	$0.3
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period differences in income tax (expense) benefit are primarily due to the change in earnings at our foreign entities that are not subject to a valuation allowance while the entities that are subject to a valuation allowance are unable to recognize a tax benefit for their losses. See Note 7. Income taxes to the consolidated financial statements included herein for additional information.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and borrowing capacity under our existing revolving credit facilities. We have also raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements. We believe cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months.
Available Cash
Our available cash and cash equivalents balance at March 31, 2018 was $130.8 million compared to $167.2 million at December 31, 2017.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
	2018	2017
	(in millions)
Net cash used in operating activities	$(33.0)	$(11.3)
Net cash provided by (used in) investing activities	(3.5)	4.5
Net cash provided by financing activities	0.1	0.0
Change in cash, cash equivalents and restricted cash	$(36.4)	$(6.8)
Net cash flow used in operating activities for the three months ended March 31, 2018 and 2017 was $33.0 million and $11.3 million, respectively. The increase in cash used in operating activities was due primarily to a $40.3 million increase in trade accounts receivable in 2018 as compared to an increase of $23.8 million in 2017 resulting from longer payment terms with our customers as we increased direct sales to end-users and a $10.0 million increase in inventories in 2018 as compared to an increase of $4.7 million in 2017 due to higher raw material costs.
Net cash flow used in investing activities for the three months ended March 31, 2018 was $3.5 million while net cash provided by investing activities for the three months ended March 31, 2017 was $4.5 million. The change in cash provided by (used in) investing activities was due to proceeds of $13.5 million in January 2017 from the sale of our Ravenswood facility, partially offset by a decrease in capital expenditures of $5.5 million.
Net cash flow provided by financing activities for the three months ended March 31, 2018 and 2017 was immaterial.
Availability Under Our Credit Facilities
We and certain of our direct and indirect subsidiaries are party to a senior secured revolving credit facility dated May 24, 2013, as amended, with a syndicate of lenders which provides for borrowings of up to $150.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility (the "U.S. revolving credit facility"). Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50.0 million revolving credit facility, dated November 27, 2013, as amended (the "Iceland revolving credit facility"). Century's U.S. revolving credit facility matures in June 2020 and our Iceland revolving credit facility matures in November 2020.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Restarts of previously curtailed operations increase our borrowing base by increasing our accounts receivable and inventory balances. As of March 31, 2018, our credit facilities had $160.9 million of net availability, after consideration of our outstanding letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.

As of March 31, 2018, we had $39.1 million of letters of credit outstanding under our U.S. revolving credit facility with approximately 56% related to our domestic power commitments and the remainder primarily securing certain debt and workers' compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, in the U.S., a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $15.0 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2018, we were in compliance with all such covenants.
Senior Secured Notes
We have $250.0 million in 7.5% senior secured notes payable that will mature on June 1, 2021 (the "2021 Notes"). Interest on the 2021 Notes is payable semi-annually. The indenture governing the 2021 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement from 2009 between CAKY, Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2018, the principal and accrued interest for the contingent obligation was $22.8 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2018 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended March 31, 2018 and 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.

Section 232 Aluminum Tariff
On March 23, 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security by incentivizing restart production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense.  In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff.  The U.S. has granted temporary exemptions to the tariffs to Canada, the European Union and Mexico, until June 1, 2018, to allow for negotiation on a country-by-country basis to consider potential alternative means to address the threat to U.S. national security resulting from high levels of aluminum imports. The U.S. announced that it has reached preliminary agreements in principle with Argentina, Australia and Brazil on alternative trade restraints, which are expected to be announced shortly.  To this end, the Argentinian government has announced that they have agreed on a quota equal to their three year historical average of imports into the U.S. As demonstrated by the Argentinian agreement, we believe the administration will ultimately impose quotas on any nations exempted from the tariffs and, as a result, we expect the U.S. market will continue to require significant amounts of imported product subject to the tariffs to meet U.S. demand for the short term.
Other Items

On March 12, 2018, we announced our intention to restart the three potlines at Hawesville that were curtailed in late 2015. We estimate that the plant will return to full capacity by early 2019. We currently expect to incur cash costs in the second quarter of 2018 of approximately $20 million related to the restart at Hawesville, funded through operating cash flows and existing cash.
Our Board of Directors approved a $60 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block rades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. Through March 31, 2018, we have expended $86.3 million under the program. There have been no share repurchases since April 2015 and as of March 31, 2018, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2018, we had $2.0 million in other current liabilities and $11.1 million in other liabilities related to this agreement.
We are also a defendant in several other actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 10. Commitments and contingencies to the consolidated financial statements included herein for additional information.
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

Capital expenditures for the three months ended March 31, 2018 were $3.5 million. We currently estimate our total capital spending in 2018 will be approximately $30 million, primarily related to our ongoing maintenance and investment projects at our smelters and excluding costs associated with the restart at Hawesville.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure. As of March 31, 2018, we had open LME forward financial sales contracts to fix the forward LME price of approximately 3,090 tonnes of primary aluminum which contracts settle monthly, on a ratable basis, from November 2019 through December 31, 2020. With respect to these LME forward contracts, we were in a liability position at March 31, 2018 with a fair value of approximately $0.5 million.
From time to time, we also enter into financial contracts to offset fixed price sales arrangements with certain of our customers. As of March 31, 2018, we had open positions related to such arrangements of 11,337 tonnes of primary aluminum which settle on various dates through June 2019. These financial contracts have equal and offsetting asset and liability positions, resulting in a net zero fair value.
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
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.  During 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). As of March 31, 2018, we had an open asset position of 256,200 MWh related to the power price swaps of $1.4 million.

The consumption shown in the table below is at normal capacity levels and does not reflect partial production curtailments.

	Hawesville	Sebree	Mt. Holly	Grundartangi	Total
Expected average load (in megawatts ("MW"))	482	385	400	537	1,804
Quarterly estimated electrical power usage (in megawatt hours ("MWh"))	1,055,580	843,150	876,000	1,176,030	3,950,760
Quarterly cost impact of an increase or decrease of $1 per MWh (in millions)	$1.1	$0.8	$0.9	$1.2	$4.0
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	3,504,000	4,704,120	15,803,040
Annual cost impact of an increase or decrease of $1 per MWh (in millions)	$4.2	$3.4	$3.5	$4.7	$15.8
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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of March 31, 2018, we had no foreign currency forward contracts outstanding.
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
Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at March 31, 2018, refer to Note 10. Commitments and contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors.
The following is an update to the similarly named risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Changes in trade laws or regulation may have an adverse effect on our sales margins and profitability.
Our businesses compete in a global marketplace and are subject to international and national trade laws and regulations.  The breadth of these laws and regulations continues to expand.  For example, the European Union imposes import tariffs on primary aluminum from non-E.E.A producers and the U.S. recently imposed tariffs on certain primary aluminum imports into the United States.  Our U.S. and Icelandic businesses currently access these markets duty-free.  Any change to these import duties, including the granting of exemptions, a reduction in the tariff rate or a full repeal of the tariff scheme, would minimize the benefit we realize from these tariffs and would negatively impact our profitability.   These or other changes in trade laws and regulations could affect the ultimate price we receive for our products, the prices and availability of our raw materials or our ability to access certain markets and could have a material adverse effect on our business, financial position, results of operations and liquidity.
Increases in our raw material costs and disruptions in our supply adversely affect our business.
Our business depends upon the adequate supply of alumina, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes and cathodes and other materials. The availability of our raw materials at competitive prices is critical to the profitability of our operations and increases in pricing and/or disruptions in our supply could have a material adverse effect on our business, financial position, results of operations and liquidity.
For some of these production inputs, such as alumina, coke and pitch, we do not have any internal production and rely on a limited number of suppliers for all of our requirements. Many of our supply agreements are short term or expire in the next few years. There is no assurance that we will be able to renew such agreements at commercially favorable terms, if at all.
Certain of our principal raw materials are commodities for which, at times, availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, weather conditions, major force majeure events, tariffs, sanctions and currency exchange rates.
The pricing under our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. For example, recent external events in the alumina markets have caused significant price volatility. In March 2018, the largest alumina refinery in the western world, was forced to curtail 50% of its production following severe rainfall and concern from government regulators regarding water contamination. The operator of the refinery remains in negotiations with the Brazilian government to return the refinery to full capacity. In April of 2018, the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") implemented sanctions on several Russian government officials, oligarchs and companies, including UC Rusal. The Rusal sanctions caused significant volatility in the marketplace for aluminum and alumina, as many western consumers stopped transacting with Rusal in order to ensure compliance with the OFAC sanctions. While OFAC has extended the wind-down period relating to these sanctions, it remains unclear what the ultimate resolution will be with respect to Rusal. These external events have had a significant adverse effect on our alumina costs. The alumina index price, for example, averaged approximately $354 per tonne for 2017 and reached $710 per tonne in April 2018. In comparison, the alumina index price averaged approximately $254 per tonne for 2016. Because we sell our products based on the LME price for primary aluminum, we are not able to pass on to our customers any increased costs of raw material that are not linked to the LME price.

Due to the limited number of suppliers of these products, any disruption in supply could drive global price increases for such products and may require us to purchase these products on less favorable terms. In some instances, we may be unable to secure an alternative supply of these materials. Continued or additional disruptions in the global market could result in supply shortages or a prolonged period of elevated pricing and could impact our ability to operate our smelters which may have a material adverse effect on our business, financial position, results of operations and liquidity.
The proposed restart of curtailed production at our Hawesville smelter is subject to certain risks and uncertainties.
On March 12, 2018, we announced our intention to restart the three potlines at Hawesville that were curtailed in late 2015. We estimate that the plant will return to full capacity by early 2019. We currently expect to incur cash costs in the second quarter of 2018 of approximately $20 million related to the restart at Hawesville, funded through operating cash flows and existing cash.
The decision to move forward with the restart at Hawesville is based on certain market assumptions that are subject to risk outside of our control, specifically prices for LME, raw materials and premiums. Changes in these inputs may make the restart at Hawesville uneconomic and we may decide at any time not to continue to fund this investment. Actual economic returns may materially differ from the costs and returns currently estimated and our financial position and results of operations may be negatively affected as a result.
There can also be no assurance that we will be able to complete the restart at Hawesville within our projected budget and schedule. Unforeseen difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project or increased costs could have a material adverse effect on our business, financial position, results of operations and liquidity. We currently expect to finance the restart at Hawesville through operating cash flows and existing cash, but cost overruns and delays may impact our ability to finance the project.
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
During the quarter ended March 31, 2018, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals, and energy products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $418 million for the quarter ended March 31, 2018.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2018 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	May 4, 2018	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date:	May 4, 2018	By:	/s/ STEPHEN K. HEYROTH
Stephen K. Heyroth
Vice President and Chief Accounting Officer (Principal Accounting Officer)