Form 10-Q
period 2018-09-30
CENTURY ALUMINUM CO
filed 2018-11-02
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Registrant’s telephone number, including area code: (312) 696-3101
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐ Yes ☒ No

The registrant had 87,632,197 shares of common stock outstanding at October 26, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
NET SALES:
Related parties	$305.3	$299.2	$884.2	$876.1
Other customers	176.5	101.4	522.1	279.1
Total net sales	481.8	400.6	1,406.3	1,155.2
Cost of goods sold	493.6	359.2	1,369.9	1,074.5
Gross profit (loss)	(11.8)	41.4	36.4	80.7
Selling, general and administrative expenses	8.8	14.0	31.5	34.0
Ravenswood (gains)	—	(5.5)	—	(5.5)
Helguvik (gains)	(4.5)	—	(4.5)	—
Other operating (income) expense - net	(0.5)	0.4	0.0	1.6
Operating income (loss)	(15.6)	32.5	9.4	50.6
Interest expense	(5.6)	(5.5)	(16.7)	(16.6)
Interest income	0.4	0.4	1.3	0.9
Net gain (loss) on forward and derivative contracts	0.8	(3.9)	2.8	(17.1)
Other income (expense) - net	0.7	0.4	1.8	(1.0)
Income (loss) before income taxes and equity in earnings of joint ventures	(19.3)	23.9	(1.4)	16.8
Income tax (expense)	(1.7)	(3.3)	(3.0)	(4.5)
Income (loss) before equity in earnings of joint ventures	(21.0)	20.6	(4.4)	12.3
Equity in earnings of joint ventures	0.7	0.2	3.2	0.5
Net income (loss)	$(20.3)	$20.8	$(1.2)	$12.8

Net income (loss) allocated to common stockholders	$(20.3)	$19.1	$(1.2)	$11.8
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.23)	$0.22	$(0.01)	$0.13
Diluted	$(0.23)	$0.22	$(0.01)	$0.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	87.6	87.3	87.6	87.3
Diluted	87.6	88.3	87.6	88.1

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Comprehensive income (loss):
Net income (loss)	$(20.3)	$20.8	$(1.2)	$12.8
Other comprehensive income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.0)	(0.0)	(0.2)	(0.1)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(1.8)	(0.7)	(5.0)	(1.7)
Amortization of net loss during the period	2.3	2.1	9.4	4.9
Other comprehensive income before income tax effect	0.5	1.4	4.2	3.1
Income tax effect	(0.4)	(0.4)	(1.1)	(1.2)
Other comprehensive income	0.1	1.0	3.1	1.9
Total comprehensive income (loss)	$(20.2)	$21.8	$1.9	$14.7

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$73.4	$167.2
Restricted cash	0.8	0.8
Accounts receivable - net	91.4	43.1
Due from affiliates	20.5	10.4
Inventories	390.4	317.5
Prepaid and other current assets	13.9	14.7
Total current assets	590.4	553.7
Property, plant and equipment - net	961.5	971.9
Other assets	61.8	56.0
TOTAL	$1,613.7	$1,581.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$113.9	$89.9
Due to affiliates	17.6	20.4
Accrued and other current liabilities	65.9	61.4
Accrued employee benefits costs	11.0	11.0
Revolving credit facility	14.3	—
Industrial revenue bonds	7.8	7.8
Total current liabilities	230.5	190.5
Senior notes payable	248.5	248.2
Accrued pension benefits costs - less current portion	34.2	38.9
Accrued postretirement benefits costs - less current portion	109.1	113.0
Other liabilities	50.8	57.9
Deferred taxes	107.1	103.5
Total noncurrent liabilities	549.7	561.5
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	0.9	0.9
Additional paid-in capital	2,519.5	2,517.4
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(88.7)	(91.7)
Accumulated deficit	(1,511.9)	(1,510.7)
Total shareholders’ equity	833.5	829.6
TOTAL	$1,613.7	$1,581.6

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1.2)	$12.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on forward and derivative contracts	(1.9)	6.9
Lower of cost or NRV inventory adjustment	5.9	(4.1)
Depreciation and amortization	67.5	63.1
Helguvik (gains)	(4.5)	—
Ravenswood (gains)	—	(5.5)
Other non-cash items - net	(4.0)	3.0
Change in operating assets and liabilities:
Accounts receivable - net	(48.3)	(27.9)
Due from affiliates	(10.1)	4.8
Inventories	(78.8)	(24.1)
Prepaid and other current assets	1.8	1.1
Accounts payable, trade	23.4	4.6
Due to affiliates	(3.8)	1.5
Accrued and other current liabilities	1.7	9.3
Ravenswood retiree medical settlement	(2.0)	(5.0)
Other - net	(4.7)	9.9
Net cash provided by (used in) operating activities	(59.0)	50.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(49.3)	(23.6)
Proceeds from sales of property, plant & equipment	—	14.5
Net cash (used in) investing activities	(49.3)	(9.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	14.3	1.0
Repayments under revolving credit facilities	—	(1.0)
Issuance of common stock	0.2	0.3
Net cash provided by financing activities	14.5	0.3
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(93.8)	41.6
Cash, cash equivalents and restricted cash, beginning of period	168.0	133.5
Cash, cash equivalents and restricted cash, end of period	$74.2	$175.1

Supplemental Cash Flow Information:
Cash paid for:
Interest	$9.9	$10.0
Taxes	4.6	3.5
Non-cash investing activities:
Capital expenditures	6.5	—
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2018 and 2017
(amounts in millions, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company", "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Hawesville Restart Project
During 2018, we began restarting the curtailed capacity at our Hawesville facility, which may ultimately involve rebuilding all five potlines. The nature, size and scope of this effort represents a discrete construction project. All associated costs that meet the capitalization criteria will be capitalized as a component of property, plant and equipment.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)". The objective of ASU 2016-02 is to provide enhanced transparency and comparability among organizations by, among other things, recognizing right-of-use assets and lease liabilities on the balance sheet for all leases other than those that meet the definition of short-term leases and disclosing qualitative and quantitative information about lease arrangements. The new standard continues to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for Century beginning January 1, 2019.
Through September 30, 2018, we have determined the scope of arrangements impacted by the standard, and are evaluating the impact of adopting this standard to such arrangements. We are also in the process of determining the applicable key assumptions in applying the standard. In conjunction with the aforementioned implementation activities, we continue enhancing our internal processes and controls to capture arrangements that are likely to be in scope of the standard upon and post adoption. We anticipate the adoption of ASU 2016-02 to result in the recognition of right-of-use assets and lease liabilities for most leases currently accounted for as operating leases. We do not anticipate the adoption of this standard to have any impact to our cash flows. We continue to monitor modifications, clarifications or interpretations undertaken by the FASB and Securities and Exchange Commission ("SEC") and changes in our business and new arrangements, which may impact our current conclusions. We expect to adopt the standard on a modified retrospective basis.

2.	Related party transactions
The significant related party transactions occurring during the nine months ended September 30, 2018 and 2017 are described below. We believe all of our transactions with Glencore and BHH are at prices that approximate market.
Glencore ownership
As of September 30, 2018, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (47.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' equity for a description of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, and certain forward financial contracts.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Sales to Glencore
For the three months ended September 30, 2018 and 2017 we derived approximately 63% and 75%, respectively, of our consolidated sales from Glencore, while for the nine months ended September 30, 2018 and 2017 we derived approximately 63% and 76%, respectively, of our consolidated sales from Glencore. Glencore purchases the aluminum we produce for resale.
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
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during the nine months ended September 30, 2018 were priced based on a published alumina index.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 13. Derivatives regarding these forward financial sales contracts.
Transactions with Baise Haohai Carbon Co., Ltd. ("BHH")
We own a 40% stake in BHH and purchase carbon anodes from them for use in our aluminum production operations.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales to Glencore	$305.3	$299.2	$884.2	$876.1
Purchases from Glencore	57.2	81.9	205.6	195.1
Purchases from BHH	5.9	3.2	21.4	9.1

3.	Revenue

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
We disaggregate our revenue by geographical region as follows:

Net Sales	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
United States	$286.6	$834.2
Iceland	195.2	572.1
Total	$481.8	$1,406.3
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
The payment terms and conditions in our contracts vary and are not significant to our revenue. We complete an appropriate credit evaluation for each customer at contract inception. Customer payments are due in arrears and are recognized as accounts receivable - net and due from affiliates in our consolidated balance sheets. Accounts receivable - net increased $48.3 million from December 31, 2017 to September 30, 2018, driven primarily by the increase in direct sales to end users with longer payment terms than our related party customer.
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
The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$31.8	$—	$—	$31.8
Trust assets (1)	0.5	—	—	0.5
Surety bonds	2.1	—	—	2.1
Derivative instruments	—	0.0	3.3	3.3
TOTAL	$34.4	$0.0	$3.3	$37.7

LIABILITIES:
Contingent obligation - net	$—	$—	$—	$—
Derivative instruments	—	0.0	0.9	0.9
TOTAL	$—	$0.0	$0.9	$0.9

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

The following section describes the valuation techniques and inputs used for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 and Level 3 Fair Value Measurements:
Asset / Liability	Level	Valuation Techniques	Inputs
LME forward financial sales contracts	3	Discounted cash flows	Quoted LME forward market, discount rate
MWP financial sales contracts	2	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	2	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Power price swaps	3	Discounted cash flows	Quoted Nordpool forward market, discount rate
fx swaps	3	Discounted cash flows	Euro/USD forward exchange rate, discount rate
Contingent obligation	3	Discounted cash flows	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods, management’s estimates of future level of operations

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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended September 30,
	2018			2017
	Loss	Shares (in millions)	Per Share	Income	Shares (in millions)	Per Share
Net income (loss)	$(20.3)			$20.8
Amount allocated to common stockholders	100.0%			92.06%
Basic EPS:
Net income (loss) allocated to common stockholders	$(20.3)	87.6	$(0.23)	$19.1	87.3	$0.22
Effect of Dilutive Securities:
Share-based compensation	—	—		—	0.9
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$(20.3)	87.6	$(0.23)	$19.1	88.3	$0.22

	For the nine months ended September 30,
	2018			2017
	Loss	Shares (in millions)	Per Share	Income	Shares (in millions)	Per Share
Net income (loss)	$(1.2)			$12.8
Amount allocated to common stockholders	100.0%			92.04%
Basic EPS:
Net income (loss) allocated to common stockholders	$(1.2)	87.6	$(0.01)	$11.8	87.3	$0.13
Effect of Dilutive Securities:
Share-based compensation	—	—		—	0.8
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$(1.2)	87.6	$(0.01)	$11.8	88.1	$0.13

	Three months ended September 30,		Nine months ended September 30,
Securities excluded from the calculation of diluted EPS (in millions):	2018(1)	2017	2018(1)	2017
Share-based compensation	1.3	0.5	1.4	0.5
(1) In periods when we report a net loss, share-based compensation awards with antidilutive effect on the loss per share calculation are excluded from the calculation of diluted weighted average shares outstanding.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

6.	Shareholders’ equity
Common Stock
As of September 30, 2018 and December 31, 2017, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 94,794,827 shares were issued and 87,608,306 shares were outstanding at September 30, 2018; 94,731,298 shares were issued and 87,544,777 shares were outstanding at December 31, 2017.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
At September 30, 2018 and December 31, 2017 we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At September 30, 2018 and December 31, 2017, there were 74,092 and 74,364 shares of Series A Convertible Preferred Stock outstanding, respectively, and held by Glencore.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the nine months ended September 30, 2018 and 2017.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2017	74,364	7,186,521	87,544,777
Conversion of convertible preferred stock	(272)	—	27,263
Issuance for share-based compensation plans	—	—	36,266
Ending balance as of September 30, 2018	74,092	7,186,521	87,608,306

Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Conversion of convertible preferred stock	(326)	—	32,619
Issuance for share-based compensation plans	—	—	43,436
Ending balance as of September 30, 2017	75,299	7,186,521	87,326,952
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Through September 30, 2018 we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no share repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of September 30, 2018.

7.	Income taxes
We recorded income tax expense of $1.7 million and $3.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively, which primarily consisted of tax expense on earnings from foreign operations. For the nine months ended September 30, 2018 and 2017, we recorded income tax expense of $3.0 million and $4.5 million, respectively, which primarily consisted of tax expense on earnings from foreign operations.
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
As of September 30, 2018, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. We continue to assess the impact of the recently enacted Tax Cuts and Jobs Act (the “Act”) on our business and our consolidated financial statements through the measurement period allowed under Staff Accounting Bulletin ("SAB") 118. Adjustments to provisional amounts, if any, that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. As of September 30, 2018, our accounting for the following element has not been finalized. However, we are able to reasonably estimate certain effects and, therefore, recorded provisional adjustments as follows:
Deemed Repatriation Transition Tax: The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits ("E&P") of our foreign subsidiaries. We were able to reasonably estimate the Transition Tax and recorded no provisional Transition Tax obligation for the year ended December 31, 2017. On the basis of revised E&P computations that were calculated during the reporting period, we recognized an additional measurement-period adjustment of $0.9 million to the Transition Tax obligation, a refundable Alternative Minimum Tax Credit of $0.8 million, resulting in an immaterial net adjustment to income tax expense during the period. However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax, and our accounting for this item has not been finalized. We expect to finalize our accounting within the prescribed measurement period.

8.	Inventories

Inventories consist of the following:	September 30, 2018	December 31, 2017
Raw materials	$142.1	$106.2
Work-in-process	58.7	49.6
Finished goods	41.9	40.9
Operating and other supplies	147.7	120.8
Total inventories	$390.4	$317.5
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

9.	Debt

	September 30, 2018	December 31, 2017
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. revolving credit facility (2)	14.3	—
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $1.5 million and $1.8 million, respectively, interest payable semiannually	248.5	248.2
Total	$270.6	$256.0
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2018 was 1.76%.
(2) The U.S. revolving credit facility is classified as a current liability because we repay amounts outstanding and reborrow funds based on our working capital requirements. Borrowings under the U.S. revolving credit facility expected to be repaid within a month bear interest based on the prime rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2018 was 5.5%.
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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $252.0 million and $258.3 million, as of September 30, 2018 and December 31, 2017, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries have a senior secured revolving credit facility with a syndicate of lenders (the "U.S. revolving credit facility"). The U.S. revolving credit facility provides for borrowings of up to $175.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures May 16, 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of certain percentages of accounts receivable and inventory which meet certain eligibility criteria.

Status of our U.S. revolving credit facility:	September 30, 2018
Credit facility maximum amount	$175.0
Borrowing availability	175.0
Outstanding letters of credit issued	40.1
Outstanding borrowings	14.3
Borrowing availability, net of outstanding letters of credit and borrowings	120.6

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

Status of our Iceland revolving credit facility:	September 30, 2018
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding borrowings	—
Borrowing availability, net of borrowings	50.0

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
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016 the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery is expected to be completed in the first quarter of 2019, and trial is currently set to begin in the second quarter of 2020. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time.
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Through September 30, 2018, our affiliate, Virgin Islands Alumina Corporation LLC, has expended approximately $1.1 million on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At September 30, 2018, we had $2.0 million in other current liabilities and $9.6 million in other liabilities related to this agreement.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the nine month periods ended September 30, 2018 and 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a cost-based industrial rate and 75% of the Mt. Holly load is sourced from a supplier that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The Santee Cooper power supply agreement for Mt. Holly expires on December 31, 2020 and may be terminated by Mt. Holly on 120 days' notice.
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
Approximately 56% of our U.S. based work force is represented by the USW. The labor agreement for Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.	Components of accumulated other comprehensive loss

	September 30, 2018	December 31, 2017
Defined benefit plan liabilities	$(97.7)	$(102.1)
Unrealized loss on financial instruments	2.5	2.7
Other comprehensive loss before income tax effect	(95.2)	(99.4)
Income tax effect (1)	6.5	7.7
Accumulated other comprehensive loss	$(88.7)	$(91.7)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2018	December 31, 2017
Defined benefit plan liabilities	$7.0	$8.2
Unrealized loss on financial instruments	(0.5)	(0.5)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss ("AOCL"):

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, July 1, 2018	$(90.8)	$2.1	$(88.7)
Net amount reclassified to net income (loss)	0.1	0.0	0.1
Balance, September 30, 2018	$(90.7)	$2.1	$(88.7)

Balance, July 1, 2017	$(115.2)	$2.2	$(113.0)
Net amount reclassified to net income (loss)	1.0	0.0	1.0
Balance, September 30, 2017	$(114.2)	$2.2	$(112.0)

Balance, January 1, 2018	$(93.8)	$2.1	$(91.7)
Net amount reclassified to net income (loss)	3.2	(0.1)	3.1
Balance, September 30, 2018	$(90.7)	$2.1	$(88.7)

Balance, January 1, 2017	$(116.2)	$2.3	$(113.9)
Net amount reclassified to net income (loss)	2.0	(0.1)	1.9
Balance, September 30, 2017	$(114.2)	$2.2	$(112.0)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2018	2017	2018	2017
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.5	$1.0	$3.9	$0.8
	Selling, general and administrative expenses	(0.4)	0.1	(0.9)	1.1
	Other operating expense, net	0.4	0.4	1.3	1.3
	Income tax effect	(0.4)	(0.4)	(1.1)	(1.2)
	Net of tax	$0.1	$1.1	$3.2	$2.0

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$0.0	$0.0	$(0.1)	$(0.1)

12.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$1.1	$1.1	$3.2	$3.3
Interest cost	3.1	3.3	9.2	10.0
Expected return on plan assets	(5.3)	(4.8)	(15.8)	(14.6)
Amortization of prior service costs	0.0	0.0	0.1	0.1
Amortization of net loss	1.3	1.2	3.9	3.9
Net periodic benefit cost	$0.2	$0.8	$0.6	$2.7

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$0.1	$0.2	$0.2	$0.7
Interest cost	1.0	1.4	0.4	5.7
Amortization of prior service cost	(1.8)	(0.7)	(5.1)	(1.7)
Amortization of net loss	1.0	1.0	5.4	0.9
Net periodic benefit cost	$0.3	$1.9	$0.9	$5.6

13.	Derivatives
As of September 30, 2018, we had an open position of 3,090 tonnes related to LME forward financial sales contracts, all of which are with Glencore, to fix the forward LME price. These contracts are expected to settle monthly, between November 1, 2019 and December 31, 2020. During the quarter ended September 30, 2018, we also entered into Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP. These contracts are expected to settle monthly through December 2019. As of September 30, 2018, we had an open position of 35,250 tonnes.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

We have financial contracts with various counterparties, including Glencore, to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of September 30, 2018, we had open positions related to such arrangements of 9,255 tonnes settling at various dates through November 2019.
In 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). As of September 30, 2018, we had an open position of 256,200 MWh related to the power price swaps. Because the power price swaps are settled in euros, in 2018 we entered into financial contracts to hedge the risk of fluctuations associated with the euro (the "fx swaps"). As of September 30, 2018, we had open positions related to the fx swaps for €2.8 million euros that settle monthly from November 1, 2019 through December 31, 2020.
As of September 30, 2018, we had a derivative asset and liability of $3.3 million and $0.9 million, respectively, in the consolidated balance sheet. At December 31, 2017, we had a derivative asset and liability of $1.7 million and $1.2 million, respectively, in the consolidated balance sheets.
For the three and nine months ended September 30, 2018, we recognized gains of $0.8 million and $2.8 million, respectively, related to our derivative instruments in the consolidated statements of operations, a portion of which related to transactions with Glencore. For the three months ended September 30, 2017, we recognized a loss of $3.9 million and for the nine months ended September 30, 2017, we recognized a loss of $17.1 million in the consolidated statements of operations, substantially all of which related to transactions with Glencore.

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
The following summarized condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$110.8	$194.5	$—	$305.3
Other customers	—	175.8	0.7	—	176.5
Total net sales	—	286.6	195.2	—	481.8
Cost of goods sold	—	301.5	192.1	—	493.6
Gross profit (loss)	—	(14.9)	3.1	—	(11.8)
Selling, general and administrative expenses	8.4	—	0.4	—	8.8
Helguvik (gains) losses	—	—	(4.5)	—	(4.5)
Other operating (income) expense - net	—	—	(0.5)	—	(0.5)
Operating income (loss)	(8.4)	(14.9)	7.7	—	(15.6)
Interest expense	(5.0)	(0.4)	(0.2)	—	(5.6)
Intercompany interest	9.3	2.4	(11.7)	—	—
Interest income	0.1	—	0.3	—	0.4
Net gain (loss) on forward and derivative contracts	(0.2)	0.4	0.6	—	0.8
Other income (expense) - net	—	—	0.7	—	0.7
Income (loss) before income taxes and equity in earnings of joint ventures	(4.2)	(12.5)	(2.6)	—	(19.3)
Income tax (expense) benefit	0.5	—	(2.2)	—	(1.7)
Income (loss) before equity in earnings of joint ventures	(3.7)	(12.5)	(4.8)	—	(21.0)
Equity in earnings (loss) of joint ventures	(16.6)	2.8	0.7	13.8	0.7
Net income (loss)	(20.3)	(9.7)	(4.1)	13.8	(20.3)
Other comprehensive income (loss) before income tax effect	0.5	0.5	0.4	(0.9)	0.5
Income tax effect	(0.4)	—	—	—	(0.4)
Other comprehensive income (loss)	0.1	0.5	0.4	(0.9)	0.1
Total comprehensive income (loss)	$(20.2)	$(9.2)	$(3.7)	$12.9	$(20.2)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$138.2	$161.0	$—	$299.2
Other customers	—	101.4	0.0	—	101.4
Total net sales	—	239.6	161.0	—	400.6
Cost of goods sold	—	220.7	138.5	—	359.2
Gross profit (loss)	—	18.9	22.5	—	41.4
Selling, general and administrative expenses	13.7	—	0.3	—	14.0
Ravenswood (gains) losses	—	—	(5.5)	—	(5.5)
Other operating (income) expense - net	—	—	0.4	—	0.4
Operating income (loss)	(13.7)	18.9	27.3	—	32.5
Interest expense	(5.1)	(0.4)	0.0	—	(5.5)
Intercompany interest	8.9	2.2	(11.1)	—	—
Interest income	0.2	—	0.2	—	0.4
Net gain (loss) on forward and derivative contracts	—	(3.9)	0.0	—	(3.9)
Other income (expense) - net	—	0.0	0.4	—	0.4
Income (loss) before income taxes and equity in earnings of joint ventures	(9.7)	16.8	16.8	—	23.9
Income tax (expense) benefit	0.0	—	(3.3)	—	(3.3)
Income (loss) before equity in earnings of joint ventures	(9.7)	16.8	13.5	—	20.6
Equity in earnings (loss) of joint ventures	30.5	1.4	0.2	(31.9)	0.2
Net income (loss)	20.8	18.2	13.7	(31.9)	20.8
Other comprehensive income (loss) before income tax effect	1.4	1.0	0.3	(1.3)	1.4
Income tax effect	(0.4)	—	0.0	0.0	(0.4)
Other comprehensive income (loss)	1.0	1.0	0.3	(1.3)	1.0
Total comprehensive income (loss)	$21.8	$19.2	$14.0	$(33.2)	$21.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$315.1	$569.1	$—	$884.2
Other customers	—	519.1	3.0	—	522.1
Total net sales	—	834.2	572.1	—	1,406.3
Cost of goods sold	—	821.1	548.8	—	1,369.9
Gross profit (loss)	—	13.1	23.3	—	36.4
Selling, general and administrative expenses	29.8	—	1.7	—	31.5
Helguvik (gains) losses	—	—	(4.5)	—	(4.5)
Other operating (income) expense - net	—	—	0.0	—	0.0
Operating income (loss)	(29.8)	13.1	26.1	—	9.4
Interest expense	(15.4)	(1.2)	(0.1)	—	(16.7)
Intercompany interest	27.4	7.0	(34.4)	—	—
Interest income	0.3	—	1.0	—	1.3
Net gain (loss) on forward and derivative contracts	(0.2)	1.1	1.9	—	2.8
Other income (expense) - net	0.6	(0.2)	1.4	—	1.8
Income (loss) before income taxes and equity in earnings of joint ventures	(17.1)	19.8	(4.1)	—	(1.4)
Income tax (expense) benefit	0.7	—	(3.7)	—	(3.0)
Income (loss) before equity in earnings of joint ventures	(16.4)	19.8	(7.8)	—	(4.4)
Equity in earnings (loss) of joint ventures	15.2	(0.3)	3.2	(14.9)	3.2
Net income (loss)	(1.2)	19.5	(4.6)	(14.9)	(1.2)
Other comprehensive income (loss) before income tax effect	4.2	3.9	1.2	(5.1)	4.2
Income tax effect	(1.1)	—	—	—	(1.1)
Other comprehensive income (loss)	3.1	3.9	1.2	(5.1)	3.1
Total comprehensive income (loss)	$1.9	$23.4	$(3.4)	$(20.0)	$1.9

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$404.1	$472.0	$—	$876.1
Other customers	—	279.1	0.0	—	279.1
Total net sales	—	683.2	472.0	—	1,155.2
Cost of goods sold	—	655.0	419.5	—	1,074.5
Gross profit (loss)	—	28.2	52.5	—	80.7
Selling, general and administrative expenses	32.8	—	1.2	—	34.0
Ravenswood (gains) losses	—	—	(5.5)	—	(5.5)
Other operating (income) expense - net	—	—	1.6	—	1.6
Operating income (loss)	(32.8)	28.2	55.2	—	50.6
Interest expense	(15.3)	(1.2)	(0.1)	—	(16.6)
Intercompany interest	27.1	6.4	(33.5)	—	—
Interest income	0.3	0.0	0.6	—	0.9
Net gain (loss) on forward and derivative contracts	—	(17.1)	0.0	—	(17.1)
Other income (expense) - net	0.7	0.2	(1.9)	—	(1.0)
Income (loss) before income taxes and equity in earnings of joint ventures	(20.0)	16.5	20.3	—	16.8
Income tax (expense) benefit	1.1	—	(5.6)	—	(4.5)
Income (loss) before equity in earnings of joint ventures	(18.9)	16.5	14.7	—	12.3
Equity in earnings (loss) of joint ventures	31.7	3.9	0.5	(35.6)	0.5
Net income (loss)	12.8	20.4	15.2	(35.6)	12.8
Other comprehensive income (loss) before income tax effect	3.1	0.8	1.2	(2.0)	3.1
Income tax effect	(1.2)	—	0.0	0.0	(1.2)
Other comprehensive income (loss)	1.9	0.8	1.2	(2.0)	1.9
Total comprehensive income (loss)	$14.7	$21.2	$16.4	$(37.6)	$14.7

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$26.0	$(0.3)	$47.7	$—	$73.4
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.1	90.9	0.4	—	91.4
Due from affiliates	—	17.5	3.0	—	20.5
Inventories	—	236.0	154.4	—	390.4
Prepaid and other current assets	0.6	0.7	12.6	—	13.9
Total current assets	26.7	345.6	218.1	—	590.4
Property, plant and equipment - net	21.1	309.7	630.7	—	961.5
Investment in subsidiaries	772.3	53.7	—	(826.0)	—
Due from affiliates - long term	653.7	458.0	9.9	(1,121.6)	—
Other assets	29.4	34.6	30.3	(32.5)	61.8
TOTAL	$1,503.2	$1,201.6	$889.0	$(1,980.1)	$1,613.7

Accounts payable, trade	$2.0	$80.2	$31.7	$—	$113.9
Due to affiliates	—	15.0	2.6	—	17.6
Accrued and other current liabilities	19.5	23.9	22.5	—	65.9
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Revolving credit facility	14.3	—	—	—	14.3
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	37.7	135.2	57.6	—	230.5
Senior notes payable	248.5	—	—	—	248.5
Accrued pension benefits costs - less current portion	38.3	17.2	11.2	(32.5)	34.2
Accrued postretirement benefits costs - less current portion	0.8	106.7	1.6	—	109.1
Due to affiliates - long term	339.3	204.9	577.3	(1,121.5)	—
Other liabilities	5.3	24.8	20.7	—	50.8
Deferred taxes	(0.2)	1.7	105.6	—	107.1
Total noncurrent liabilities	632.0	355.3	716.4	(1,154.0)	549.7
Preferred stock	0.0	—	—	—	0.0
Common stock	0.9	—	0.1	(0.1)	0.9
Other shareholders' equity	832.6	711.1	114.9	(826.0)	832.6
Total shareholders' equity	833.5	711.1	115.0	(826.1)	833.5
TOTAL	$1,503.2	$1,201.6	$889.0	$(1,980.1)	$1,613.7

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(51.2)	$(0.5)	$(7.3)	$—	$(59.0)
Purchase of property, plant and equipment	(4.0)	(38.9)	(6.4)	—	(49.3)
Intercompany transactions	39.5	40.9	(0.4)	(80.0)	—
Net cash provided by (used in) investing activities	35.5	2.0	(6.8)	(80.0)	(49.3)
Revolving credit facility	14.3	—	—	—	14.3
Issuance of common stock	0.2	—	—	—	0.2
Intercompany transactions	(37.1)	(1.7)	(41.2)	80.0	—
Net cash provided by (used in) financing activities	(22.6)	(1.7)	(41.2)	80.0	14.5
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38.3)	(0.2)	(55.3)	—	(93.8)
Cash, cash equivalents and restricted cash, beginning of period	64.3	0.7	103.0	—	168.0
Cash, cash equivalents and restricted cash, end of period	$26.0	$0.5	$47.7	$—	$74.2

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(25.5)	$14.3	$61.6	$—	$50.4
Purchase of property, plant and equipment	(8.8)	(5.9)	(8.9)	—	(23.6)
Proceeds from sale of property, plant and equipment	—	0.9	13.6	—	14.5
Intercompany transactions	34.2	(26.0)	(7.6)	(0.6)	—
Net cash provided by (used in) investing activities	25.4	(31.0)	(2.9)	(0.6)	(9.1)
Borrowings under revolving credit facilities	1.0	—	—	—	1.0
Repayments under revolving credit facilities	(1.0)	—	—	—	(1.0)
Issuance of common stock	0.3	—	—	—	0.3
Intercompany transactions	33.6	16.8	(51.0)	0.6	—
Net cash provided by (used in) financing activities	33.9	16.8	(51.0)	0.6	0.3
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	33.8	0.1	7.7	—	41.6
Cash, cash equivalents and restricted cash, beginning of period	36.8	0.5	96.2	—	133.5
Cash, cash equivalents and restricted cash, end of period	$70.6	$0.6	$103.9	$—	$175.1

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

•
The future impact of any Section 232 relief, including tariffs or other trade remedies, to Century, on aluminum prices or more generally, the extent to which any such remedies may be changed, including through exclusions or exemptions, and the duration of any trade remedy;

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

•
Any future impact of the May 2018 equipment failure at Sebree and related events on our financial and operating performance, including our expectations with respect to insurance coverage relating thereto;

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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	The price of primary aluminum, which is based on the LME or other exchanges, regional delivery premiums and any value-added product premiums;

•	The cost of goods sold, the principal components of which include electrical power, alumina, carbon products and labor; and

•	Our production and shipment volumes.
Results of Operations
The following discussion for the three and nine months ended September 30, 2018 reflects the return of our Sebree smelter to full capacity and initial incremental production from the restart of one line at Hawesville. Results for the quarter reflect no change in Mt. Holly and Grundartangi production capacity.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
NET SALES:
Related parties	$305.3	$299.2	$884.2	$876.1
Other customers	176.5	101.4	522.1	279.1
Total net sales	481.8	400.6	1,406.3	1,155.2
Gross profit (loss)	(11.8)	41.4	36.4	80.7
Net income (loss)	(20.3)	20.8	(1.2)	12.8
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.23)	$0.22	$(0.01)	$0.13
Diluted	$(0.23)	$0.22	$(0.01)	$0.13

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2018
3rd Quarter	103,103	$283.3	79,823	$194.5	182,926	$477.8
2nd Quarter	100,458	$279.4	79,762	$189.1	180,220	$468.6
1st Quarter	107,145	$266.4	80,093	$185.6	187,238	$451.9
Total	310,706	$829.1	239,678	$569.2	550,384	$1,398.3

2017
3rd Quarter	106,192	$235.8	78,782	$161.1	184,974	$396.9
2nd Quarter	103,762	$225.6	79,067	$161.5	182,829	$387.0
1st Quarter	106,961	$214.7	79,434	$149.5	186,395	$364.2
Total	316,915	$676.1	237,283	$472.1	554,198	$1,148.1
(1) Excludes scrap aluminum sales.

Net sales (in millions)	2018	2017
Three months ended September 30,	$481.8	$400.6
Nine months ended September 30,	$1,406.3	$1,155.2
Net sales for the three months ended September 30, 2018 improved $81.2 million compared to the same period in 2017 driven primarily by favorable price realizations of $84.0 million partially offset by unfavorable volume and product mix of $2.8 million.

Net sales for the nine months ended September 30, 2018 improved $251.1 million compared to the same period in 2017 driven primarily by favorable price realizations of $240.0 million and product mix of $11.1 million.

Net sales for the three and nine months ended September 30, 2018 reflected incremental volume of 6,900 MT from the restart of one line at Hawesville.

Gross profit (loss) (in millions)	2018	2017
Three months ended September 30,	$(11.8)	$41.4
Nine months ended September 30,	$36.4	$80.7
Gross profit for the three months ended September 30, 2018 decreased $53.2 million compared to the same period in 2017 driven primarily by unfavorable raw material prices of $106.0 million and operating expenses of $19.6 million. These expenses were partially offset by favorable price realizations of $84.0 million.

Gross profit for the nine months ended September 30, 2018 decreased $44.3 million compared to the same period in 2017 driven primarily by unfavorable raw material prices of $216.1 million, operating expense of $42.5 million, and power prices of $17.9 million. These expenses were partially offset by favorable price realizations of $240.0 million.

Operating expenses in 2018 included incremental expenses related to equipment failure at our Sebree facility, Hawesville restart project and labor inflation in Iceland.

Selling, general and administrative expenses (in millions)	2018	2017
Three months ended September 30,	$8.8	$14.0
Nine months ended September 30,	$31.5	$34.0

Selling, general and administrative expenses for the three months ended September 30, 2018 decreased $5.2 million compared to the same period in 2017 driven primarily by decreases in share-based compensation expense and professional fees.

Selling, general and administrative expenses for the nine months ended September 30, 2018 decreased $2.5 million primarily resulting from a decrease in share-based compensation expense.

Net gain (loss) on forward and derivative contracts (in millions)	2018	2017
Three months ended September 30,	$0.8	$(3.9)
Nine months ended September 30,	$2.8	$(17.1)

The period to period changes in net gain (loss) on forward and derivative contracts were primarily due to forward financial sales contracts which settled in December 2017. See Note 13. Derivatives to the consolidated financial statements included herein for additional information.

Income tax (expense) (in millions)	2018	2017
Three months ended September 30,	$(1.7)	$(3.3)
Nine months ended September 30,	$(3.0)	$(4.5)
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
Available Cash
Our available cash and cash equivalents balance at September 30, 2018 was $73.4 million compared to $167.2 million at December 31, 2017.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine months ended September 30,
	2018	2017
	(in millions)
Net cash provided by (used in) provided by operating activities	$(59.0)	$50.4
Net cash (used in) investing activities	(49.3)	(9.1)
Net cash provided by financing activities	14.5	0.3
Change in cash, cash equivalents and restricted cash	$(93.8)	$41.6
The increase in net cash used in operating activities was driven by the year to date net loss compared to net income in the prior year, and an investment in working capital. The investment in working capital was mainly driven by an increase in inventory due to higher raw material prices and timing of raw material receipts, as well as an increase in accounts receivable, resulting from longer payment terms with our customers as we increase direct sales to end users.

The increase in net cash used in investing activities was due to investment in the Hawesville restart project in 2018, compared with proceeds of $13.6 million received in 2017 from the sale of our Ravenswood facility that partially offset purchases of property, plant and equipment.
The increase in net cash provided by financing activities was due to outstanding borrowings in 2018 on our U.S. revolving credit facility. Borrowings are short term in nature to fund working capital requirements and are repaid continually.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 16, 2018, provides for borrowings of up to $175.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures May 16, 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50.0 million revolving credit facility, dated November 27, 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility matures in November 2020.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Restarts of previously curtailed operations increase our borrowing base by increasing our accounts receivable and inventory balances. As of September 30, 2018, our credit facilities had $170.5 million of net availability after consideration of our outstanding letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
As of September 30, 2018, we had $40.1 million of letters of credit outstanding under our U.S. revolving credit facility with approximately 57% related to our domestic power commitments and the remainder primarily securing certain debt and workers' compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $17.5 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2018, we were in compliance with all such covenants.
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
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement from 2009 between CAKY, Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2018, the principal and accrued interest for the contingent obligation was $23.5 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2018 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.

Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the nine month periods ended September 30, 2018 and 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Section 232 Aluminum Tariff
On March 23, 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security by incentivizing the restart of primary aluminum production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense.  In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff, with the exception of imports from Australia (which are not subject to a tariff) and Argentina (which are subject to a quota) or imports that receive a product exclusion from the Department of Commerce.
Other Items

We previously announced our intention to return our Hawesville smelter to full production and upgrade its existing reduction technology. We project total cash requirements for the restart project, including the technology upgrade, will be approximately $150.0 million through 2020. The first phase of the project is expected to restart 150,000 tonnes of curtailed production by early 2019 and cost approximately $75.0 million. The second phase is expected to cost an additional $75.0 million to rebuild the pots associated with the 100,000 tonnes of existing production and implement new anode and rodding technology across all production, expected to occur during 2019 or 2020. Through September 30, 2018, we have invested $39.4 million on the first phase of the Hawesville restart project. We expect to fund the entire project through operating cash flows and existing cash.

In May, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. We have returned to full capacity at Sebree as of the end of the third quarter. We expect those losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles.
Under our outstanding share repurchase program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. Through September 30, 2018, we have expended $86.3 million under the program. There have been no share repurchases since April 2015 and as of September 30, 2018, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At September 30, 2018, we had $2.0 million in other current liabilities and $9.6 million in other liabilities related to this agreement.

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
Capital expenditures for the nine months ended September 30, 2018 were $15.9 million, excluding expenditures associated with the restart at Hawesville. We currently estimate our total capital spending in 2018 will be approximately $30 million, primarily related to our ongoing maintenance and investment projects at our smelters and excluding costs associated with the restart at Hawesville.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Sensitivity
We are exposed to price risk for primary aluminum.  From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure.  As of September 30, 2018, we had open LME forward financial sales contracts to fix the forward LME price of approximately 3,090 tonnes of primary aluminum which contracts settle monthly from November 2019 through December 31, 2020. We also had open MWP forward financial sales contracts to fix the forward MWP of approximately 35,250 tonnes of primary aluminum which settle monthly through December 2019. With respect to the LME forward financial sales contract, we were in a liability position at September 30, 2018 with a fair value of approximately $0.7 million. The fair value of the MWP forward financial sales contracts was not material at September 30, 2018.
From time to time, we also enter into financial contracts to offset fixed price sales arrangements with certain of our customers. As of September 30, 2018, we had open positions related to such arrangements of 9,255 tonnes of primary aluminum which settle on various dates through November 2019. These financial contracts have equal and offsetting asset and liability positions, resulting in a net zero fair value.
We are also exposed to price risk for alumina which is a large component of our cost of goods sold. We may from time to time manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our alumina contracts for 2018 supply are priced based on a published alumina index.
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
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.  During 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 1, 2019 through December 31, 2020 (the “power price swaps”). As of September 30, 2018, we had an open asset position of $3.3 million related to power price swaps for 256,200 MWh.
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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of September 30, 2018, we had forward financial contracts to purchase €2.8 million that had an immaterial fair value.
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

Item 4. Controls and Procedures.
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at September 30, 2018, refer to Note 10. Commitments and contingencies to the consolidated financial statements included herein.
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
During the quarter ended September 30, 2018, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals, and energy products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of
U.S. $138 million for the quarter ended September 30, 2018.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2018 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	November 2, 2018	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2018	By:	/s/ ELISABETH INDRIANI
Elisabeth Indriani
Global Controller (Principal Accounting Officer)