Form 10-K
period 2018-12-31
CENTURY ALUMINUM CO
filed 2019-02-28
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2018, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $782,000,000.  As of February 14, 2019, 88,103,440 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2019 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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

•	Future investments in new technology or other production improvements;

•	Our ability to hire and retain qualified employees for our operations;

•	Our plans and expectations with respect to the sale or other disposition of our 40% interest in BHH;

•	The future financial and operating performance of the Company, its subsidiaries and its projects;

•	Future inventory, production, sales, cash costs and capital expenditures;

•	Future impairment charges or restructuring costs;

•	Our ability to access our existing or future financing arrangements and the terms of any such future financing arrangements;

•	Our ability to refinance or repay debt in the future;

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

•
Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets and liabilities and the impact of tax reforms in the U.S. and foreign jurisdictions;

•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;

•
The impact of any new or changed law, regulations or other action affecting our business, including, without limitation, the impact of any trade actions, sanctions or other similar remedies or restrictions implemented by the U.S. or foreign governments;

•	Negotiations with labor unions representing certain of our employees; and

i

•	Our future business objectives, plans, strategies and initiatives including our competitive position and prospects.
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
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and product premiums. Our primary aluminum facilities produce standard-grade and value-added primary aluminum products.  Our current annual production capacity is approximately 1,016,000 tonnes per year ("tpy"). We produced approximately 753,000 tonnes of primary aluminum in 2018.
In addition to our primary aluminum assets, we own a carbon anode production facility located in the Netherlands ("Vlissingen") and hold a 40% interest in Baise Haohai Carbon Co., Ltd. ("BHH"), a joint venture that owns and operates a carbon anode and cathode facility located in China. Carbon anodes are consumed in the production of primary aluminum. Both BHH and Vlissingen currently supply carbon anodes to our smelter in Grundartangi, Iceland. Each of our smelters in the United States sources anodes from on-site carbon anode production facilities.
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
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf, and is our most modern facility. Grundartangi is currently in the process of a multi-year expansion project that has brought the annual production capacity from 280,000 tonnes to current capacity of 317,000 tonnes (2018 volume) and is expected to ultimately increase annual production capacity to approximately 325,000 tonnes.  Grundartangi produces standard-grade aluminum ingot and a primary foundry alloy product, which is a value-added product that is sold at a premium to standard-grade aluminum.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes. Approximately 60% of Hawesville's capacity was curtailed in the fourth quarter of

2015 as a result of significant declines in the LME price for aluminum. In 2018, we began the process of restarting capacity on the three potlines at Hawesville that had been curtailed. The first of these three lines was restarted in September 2018 and the second was restarted in December 2018. We expect that the third line will be restarted and back in operation during the first quarter of 2019. Each line represents incremental production of approximately 50,000 tonnes per year when fully operational.
Hawesville produces standard-grade and high-purity aluminum that can be cast into sow or delivered directly to nearby customers as molten metal.
Hawesville is our largest U.S. smelter and has the capacity to be the largest producer of high purity primary aluminum in North America. Four of Hawesville's five potlines are capable of producing high purity aluminum which is sold at a premium to standard-grade aluminum and is used extensively by the defense industry as well as for aerospace and other applications.
Sebree
Sebree, located adjacent to the Green River near Robards, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"). Sebree has an annual production capacity of approximately 220,000 tonnes. Sebree produces standard-grade aluminum that can be cast into sow and value-added products, including billet, that are sold at a premium to standard-grade aluminum or delivered directly to nearby customers as molten metal. In May 2018, we temporarily curtailed one potline at Sebree due to an equipment failure. We returned the curtailed potline at Sebree back to service during the third quarter of 2018.
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
Primary Aluminum Production Capacity
Our primary aluminum smelters and their respective capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2018 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	317,000	317,000
Hawesville, Kentucky USA	100%	1970	250,000	117,000
Sebree, Kentucky, USA	100%	1973	220,000	204,000
Mt. Holly, South Carolina USA	100%	1980	229,000	115,000
			1,016,000	753,000

(1)
The tonnes per year (tpy) figures in this column reflect an estimate of the facility's total production capacity based on plant design, historical operating results and operating efficiencies and does not necessarily represent each facility’s maximum production capability.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2014(1).

(1)
Shipment volumes reflect (i) our acquisition of the remaining interest in Mt. Holly in December 2014; (ii) the partial curtailment of our Hawesville and Mt. Holly operations during the fourth quarter of 2015; and (iii) increases from the Hawesville restart in 2018, offset by lower production due to the temporary potline outage at Sebree.

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
Vlissingen

Vlissingen is a carbon anode production facility owned and operated by Century Aluminum Vlissingen B.V. Vlissingen has an annual carbon anode production capacity of 145,000 tonnes. We acquired Vlissingen in 2012 and restarted the facility in late 2013 with an initial carbon anode production capacity of 75,000 tonnes. In 2015, we completed our project to expand its annual production capacity to 145,000 tonnes and we have begun a project to rebuild one of the baking furnaces at Vlissingen which is expected to increase annual carbon anode production capacity by an additional 12,000 tonnes per year. The rebuilt baking furnace is expected to be operational before the end of 2019. Vlissingen currently supplies carbon anodes to our smelter in Grundartangi, Iceland. Each of our smelters in the United States sources anodes from on-site carbon anode production facilities.
Baise Haohai Carbon Company, Ltd.
BHH is a carbon anode and cathode facility which commenced operations in 2008. BHH is operated as a joint venture between one of our wholly-owned subsidiaries, which owns a 40% stake in the company, and Guangxi Qiangqiang Carbon Co., Ltd., which holds the remaining 60% ownership interest and is the operator of this facility. The BHH facility has an annual carbon anode production capacity of 180,000 tonnes and an annual cathode baking and graphitization capacity of 20,000 tonnes. Following the completion of the construction of our second furnace at our carbon anode facility in Vlissingen, Netherlands, we made the decision to pursue an exit from this investment. There is no assurance that we will be successful in exiting this investment on terms that are acceptable to us or at all.
Pricing
Pricing for primary aluminum products is typically comprised of three components: (i) the base commodity price which is based on quoted prices on the LME and other exchanges, (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe) and (iii) any product premium. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the amount of regional delivery and product premiums.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in the aluminum price through the use of fixed-price commitments, LME-linked supply contracts and financial instruments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of how we manage our exposure to market risk.
Customer Base
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2018, we derived approximately 64% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore") and approximately 11% of our consolidated sales from Southwire Company ("Southwire"). We currently have agreements in place to sell a substantial portion of our 2019 production to these customers. We expect that the rest of our 2019 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Both Glencore and Southwire purchase aluminum produced at our North American smelters at prices based on the LME price for primary aluminum plus the Midwest regional premium and any additional market based product premiums. Glencore also purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any applicable product premiums. Glencore beneficially owns 42.9% of our outstanding common stock (47.2% on a fully diluted basis) and purchases the aluminum we produce for resale.
Key Production Costs
Alumina, electrical power, calcined petroleum coke and liquid pitch (the key raw materials for carbon anodes), and labor are the principal components of our cost of production.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2018.  For a description of certain risks related to our raw materials, supplies and labor, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

Alumina Supply Agreements
While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (2)
Gramercy Alumina	Approximately 600,000 tpy	Through December 2019	Variable, API-based
Concord Resources Ltd.	Approximately 120,000 tpy	Through December 2020	LME-linked
Concord Resources Ltd.	Approximately 600,000 tpy	January 2020 through December 2024	Fixed, LME-linked, and API-linked components
Glencore (1)	Variable	Through December 2017	Variable, API-based

(1)
Both parties are continuing to operate under the terms of this agreement while we negotiate a new agreement. Under the terms of this agreement, Glencore provides alumina supply for all of Century's requirements net of other contractual commitments.

(2)	"API" refers to a published alumina price index ("API").
Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2023 - 2036	Variable rate linked to (i) the LME price for primary aluminum or (ii) the Nord Pool power market
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2020	Variable rate based in part on a cost of service charge and in part on natural gas prices
Helguvik	OR	Approximately 25 years from the dates of each phase of power delivery	Variable rate based on the LME price for primary aluminum

Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS, Landsvirkjun and OR at prices indexed to the price of primary aluminum, which provides a natural hedge for one of our largest production costs.  Beginning in November of 2019, our contract with Landsvirkjun (covering approximately 30% of our current power requirements at Grundartangi) will be priced linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe.

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
Hawesville. CAKY is party to a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2020. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2020. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
Mt. Holly. CASC is party to a power agreement with the South Carolina Public Service Authority ("Santee Cooper") for power to the Mt. Holly smelter. Under this contract, 25% of Mt. Holly's electric power requirements is supplied from Santee Cooper's generation at cost-of-service based rates. The remaining 75% of Mt. Holly's electric power requirements is supplied from third-party generation at rates based on natural gas prices. The agreement with Santee Cooper has a term through December 31, 2020 and can be terminated by Mt. Holly on 120 days' notice. The agreement with the other power supplier has a term through December 31, 2020 and may be terminated by Mt. Holly on 60 days' notice.
Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry and puts its continued operation at risk. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. See Item 1A. Risk Factors. If we are unable to enter into a long term, market-based power arrangement for Mt. Holly, we may choose, or be forced, to curtail operations at the plant.
Helguvik. Nordural Helguvik is party to a power agreement with OR for a portion of Helguvik’s expected power requirements to the Helguvik project.  The first stage of power under the OR power purchase agreement (approximately 47.5 megawatts ("MW")) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. The agreement contains certain conditions to OR’s obligations with respect to the remaining phases and OR has alleged that certain of these conditions have not been satisfied. We are in discussions with OR with respect to such conditions and other matters pertaining to this agreement.
See Note 15. Commitments and Contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.
Employees
As of December 31, 2018, we had 2,069 employees.
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 65% of our total workforce.  Our employees at Mt. Holly are not represented by a labor union.

A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2019
Hawesville	USW	Through April 1, 2020
Sebree	USW	Through October 28, 2023
Vlissingen	FME	Through December 1, 2020
Approximately 84% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. The current agreement is effective through December 31, 2019.
100% of Vlissingen's workforce is represented by the Federation for the Metal and Electrical Industry (the "FME"). The FME negotiates working conditions with trade unions on behalf of its members. The current labor agreement is effective through December 1, 2020.
Approximately 57% of our U.S. based workforce is represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"). CAKY's Hawesville employees represented by the USW are under a collective bargaining agreement that expires on April 1, 2020. Century Sebree's employees represented by USW are under a collective bargaining agreement that expires on October 28, 2023.
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
While we face significant competition, we also have several competitive advantages. We believe our key competitive advantages are:
Focus on upstream aluminum business. We operate principally in the production of primary aluminum. By concentrating our activities in the upstream part of the aluminum industry, we are able to focus our resources on optimizing the cost effectiveness of our existing operations, minimizing overhead costs and maintaining a market position where our products are ultimately targeted toward a broad range of end uses.
Significant Internal Growth Opportunities. In 2018, we began the process of restarting capacity on three potlines at Hawesville that had been curtailed since the fourth quarter of 2015. The first of these three lines was restarted in September 2018 and the second was restarted in December 2018. We expect that the third line will be restarted and back in operation during the first quarter of 2019. Operating Hawesville at full capacity would allow us to increase our annual production of aluminum by approximately 150,000 tonnes from recent levels. We are also in the process of a multi-year expansion project at our Grundartangi smelter that has brought Grundartangi’s annual production capacity from 280,000 tonnes to current capacity of 317,000 tonnes (2018 volume) and is expected to ultimately increase annual production capacity to approximately 325,000 tonnes.
Duty Free Access to our Major Customer Markets. Our facilities benefit from international and national trade laws and regulations. For example, the European Union imposes import tariffs on primary aluminum from producers outside the European Economic Area (the "EEA"), which includes Iceland and the U.S. imposes a 10% tariff on certain primary aluminum imports into the United States. Our U.S. and Icelandic businesses currently access these respective markets duty-free which provides us with an advantage over our competitors who sell into these markets under these tariff regimes.

Close Proximity to our Major Customers. Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest regional premium and providing a competitive advantage in freight costs over our competitors. The proximity to our customers also allows our Hawesville and Sebree plants to deliver a portion of their production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers. In Iceland, our proximity to European markets provides a competitive advantage for Grundartangi, including logistical benefits compared to our competitors outside the EEA.
Access to Competitive Power. Our Kentucky operations benefit from market-based power contracts that provide electricity to these operations at competitive prices. Currently, all of our power under our power contract for our Grundartangi plant is indexed to the price of primary aluminum (and after November 2019, 70% of its power will continue to be indexed to the price of primary aluminum), which provides a natural hedge of one of our largest production costs. We continue to seek the ability to access the open market for 100% of our power requirements at Mt. Holly.
  Diverse Value Added Product Portfolio. Our Hawesville plant has the capacity to be the largest producer of high purity aluminum in the United States. Four of Hawesville’s five potlines are capable of producing high purity aluminum, which is used extensively by the defense industry as well as for certain aerospace applications. We also have the ability across our operations to cast a variety of aluminum products, both in terms of shapes and alloys. These high purity and value-added primary aluminum products are sold at a premium to standard-grade aluminum.
Sustainability. Our Grundartangi plant receives 100% of its power requirements from clean hydroelectric and geothermal sources, reducing our fossil fuel usage and mitigating the impact of any current or future carbon regulations.
For additional information, see Item 1A. Risk Factors. We may be unable to continue to compete successfully in the highly competitive markets in which we operate.
Environmental Matters
We are subject to various environmental laws and regulations in the countries in which we operate.  We have spent, and expect to continue to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Note 15. Commitments and Contingencies to the consolidated financial statements included herein.
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

During the year ended December 31, 2018, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales and purchase contracts for agricultural products, metals, minerals, and energy products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of $1,049 million for the year ended December 31, 2018.

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

In response to the re-imposition of certain US secondary sanctions, the non-U.S. Stockholder Affiliates wound down such activities to the extent necessary to avoid any sanctionable activity after such sanctions took effect.

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2018 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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
Declines in aluminum prices could have a material adverse effect on our business, financial condition, and results of operations or cash flows.
Our operating results depend on the market for primary aluminum which can be volatile and subject to many factors beyond our control. The overall price of primary aluminum consists of three components: (i) the base commodity price, which is based on quoted prices on the LME and other exchanges; plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe); plus (iii) any product premium.
The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors, political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. The average LME price for aluminum during 2018 was $2,110 per tonne, compared to $1,968 per tonne in 2017 and $1,604 per tonne in 2016. During 2018, the average U.S. Midwest premium was $420 per tonne, compared to $199 per tonne in 2017 and $169 per tonne in 2016.  During 2018, the average European Duty Paid premium was $164 per tonne, compared to $148 per tonne in 2017 and $132 per tonne in 2016.
Declines in aluminum prices could cause us to curtail production at our operations or take other actions to reduce our cost of production, including deferring certain capital expenditures and maintenance costs and implementing workforce reductions. For example, as a result of aluminum price declines in 2015, we curtailed production at our Hawesville smelter by 60% and have only recently taken steps to restart the curtailed capacity at Hawesville. Declines in aluminum prices could also reduce our liquidity by lowering our borrowing availability under our asset-based revolving credit facilities (due to a lower market value of our inventory and accounts receivable). Significant or prolonged declines in aluminum prices (including regional, product and other premiums) in the future could result in additional curtailments and additional cost cutting measures. Any deferred costs could ultimately result in higher capital expenditures and maintenance costs than would have been incurred had such costs not been deferred and increase the costs to restore production capacity if market forces warrant. These factors may materially and adversely affect our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
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
Our businesses compete in a global marketplace and are subject to international and national trade laws and regulations.  The breadth of these laws and regulations continues to expand.  For example, both the European Union and the U.S. impose import tariffs on primary aluminum from foreign producers.  Our Icelandic and U.S. businesses are currently able to access these respective markets duty-free.  Any change to these import duties, including the granting of exemptions, a reduction in the tariff rate or a full repeal of the tariff scheme, would lessen or potentially eliminate the benefit we realize from these tariffs and would negatively impact our profitability.   These or other changes in trade laws and regulations could affect the ultimate price we receive for our products, the prices and availability of our raw materials or our ability to access certain markets and could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
The pricing under certain of our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. For example, recent external events in the alumina markets have caused significant price volatility. In March 2018, the largest alumina refinery in the western world was forced to curtail 50% of its production following severe rainfall and concern from government regulators regarding water contamination. In April of 2018, the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") implemented sanctions on several Russian government officials, individuals and companies, including UC Rusal ("Rusal"). The Rusal sanctions caused significant volatility in the marketplace for aluminum and alumina, as many western consumers stopped transacting with Rusal in order to ensure compliance with the OFAC sanctions. OFAC removed the sanctions against Rusal in January 2019. These external events have had a significant adverse effect on our alumina costs. The alumina index price, for example, averaged approximately $473 per tonne in 2018 and reached a high of $710 per tonne in April 2018. In comparison, the alumina index price averaged approximately $354 per tonne for 2017 and $254 per tonne for 2016.
Because we sell our products based on the LME price for primary aluminum, we are not able to pass on to our customers any increased cost of raw material that are not linked to the LME price. Due to the limited number of suppliers of these products, any disruption in supply could drive global price increases for such products and may require us to purchase these products on less favorable terms. In some instances, we may be unable to secure an alternative supply of these materials. Continued or additional disruptions in the global market could result in supply shortages or a prolonged period of elevated pricing and could impact our ability to operate our smelters which may have a material adverse effect on our business, financial position, results of operations and liquidity.
Increases in energy costs adversely affect our business.
Electrical power represents one of the largest components of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.
Our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts, and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. Market-based electricity contracts expose us to market price volatility and fluctuations driven primarily by coal and natural gas prices and weather-influenced electric loads without any direct relationship to the price of aluminum. There can be no assurance that our market-based power supply arrangements at our Hawesville, Sebree and Mt. Holly plants will result in favorable electricity costs.
Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS, Landsvirkjun and OR at prices indexed to the price of primary aluminum.  Linking the price of power to the price of aluminum provides a natural hedge of one of our largest production costs. Beginning in November 2019, one of our contracts (covering approximately 30% percent of our current power requirements at Grundartangi) will be priced linked to the market price for power in the Nord Pool power market, which will expose us to market price volatility and fluctuations based on the market price for power in the Nordic countries and certain other areas of Europe. These markets can also fluctuate significantly, without any direct relationship to the price of aluminum.
Any increase in our electricity and energy prices could have a material adverse effect on our business, financial position, results of operations and liquidity.
If we are unable to enter into a long term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to further curtail operations at the plant.

Mt. Holly is currently required to purchase 25% of its power requirements from Santee Cooper's generation at a standard cost-based industrial rate, which is the highest rate paid for power by any U.S. smelter and substantially higher than the rate Mt. Holly pays for market power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry. As a result of such uncompetitive power prices, Mt. Holly has curtailed approximately 50% of its production capacity. We continue to seek the ability to access the open market for 100% of our power requirements at Mt. Holly and to pursue every reasonable alternative available to us to achieve this objective. There can be no assurance, however, that we will be successful in these efforts. If we are unable to secure a long term power arrangement for 100% of Mt. Holly's power requirements on competitive terms, we may choose, or be forced, to further curtail operations at the plant.
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
Power disruptions have had a material negative impact on our results of operations. An equipment failure at our Sebree smelter in May 2018, for example, caused us to lose power to one of the three potlines at Sebree and forced us to temporarily stop production from that potline. We operate our smelters at close to peak amperage.  Accordingly, even partial failures of high voltage equipment could affect our production. Disruptions in the supply of electrical power that do not result in production curtailment could cause us to experience pot instability that could decrease levels of productivity and incur losses.
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
The restart of production at our Hawesville smelter is subject to certain risks and uncertainties.
During 2018, we began restarting capacity on the three potlines at Hawesville that were curtailed in late 2015. The decision to move forward with the Hawesville restart project was based on certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, raw materials and premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the Hawesville restart project uneconomic and we may decide at any time not to continue to fund this investment.
Operating Hawesville at full capacity is expected to eventually require rebuilding the two potlines that have been in continued operation. There can be no assurance that we will be able to restore Hawesville to full production within our projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project or increased costs could have a material adverse effect on our business, financial position, results of operations and liquidity.

We expect to finance all phases of the Hawesville restart project through operating cash flows and existing cash, but our ability to finance the project through cash flows and existing cash could be impacted by our cash position and results of operations through the completion of this project. If we are unable to finance the Hawesville restart project through completion in accordance with our projections, it could have an adverse impact on our business, financial position, results of operations and liquidity.
Curtailment of aluminum production at our facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.
The continued operation of our smelters depends on the market for primary aluminum and our underlying cost of production. Due to significant declines in the aluminum price during 2015, we made the decision to curtail 60% of production at our Hawesville smelter. We are also currently operating our Mt. Holly smelter at 50% capacity as a result of uncompetitive power prices. There can be no assurance that future deterioration in the price of aluminum or increases in our costs of production will not result in additional production curtailments at our smelters.
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
The bargaining unit employees at our Grundartangi, Hawesville, Sebree and Vlissingen facilities are represented by labor unions, representing approximately 65% of our total workforce as of December 31, 2018. Our Grundartangi and Vlissingen labor agreements are scheduled to expire on December 31, 2019 and December 1, 2020, respectively. Our Hawesville and Sebree labor agreements are scheduled to expire April 1, 2020 and October 28, 2023, respectively.
While we are hopeful to reach agreement with the labor unions to renew these agreements on acceptable terms, there is no assurance that we will be successful in doing so. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  As part of any negotiation with a labor union, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our facilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2018 we derived approximately 75% of our consolidated net sales from two major customers and we currently have agreements in place to sell a substantial portion of our 2019 production to these same customers. We expect that the rest of our 2019 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
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
In addition, we may be exposed to fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operating expenses which are denominated and payable in those currencies. To the extent we explore additional opportunities outside the U.S., our currency risk with respect to the Icelandic krona, the euro and other foreign currencies may increase.
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
As of December 31, 2018, we had an aggregate of approximately $279.7 million of outstanding debt and we may incur additional debt in the future.
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
We are a holding company and conduct all of our operations through our subsidiaries.  As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries.  The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and any restrictions or prohibitions on intercompany transfers by those subsidiaries contained in agreements governing the debt or other obligations of such subsidiaries.
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
Climate change and greenhouse gas emissions have been the subject of significant public and scientific attention in the countries in which we operate. In turn, a number of governments or governmental bodies in these countries have introduced legislative and regulatory change in response to the potential impacts of climate change. These regulations could have a variety of adverse effects on our business.
For example, electricity represents our single largest operating cost and the availability of electricity at competitive prices is critical to the profitability of our operations.  Some of the power we purchase in the United States is generated at coal-based power plants, which have been, and are likely to continue to be, significantly impacted by these regulations.  Any resulting increase in our operating costs could have a material adverse effect on our business, financial position, results of operations and liquidity.  Even small increases in power prices could have a disproportionate impact on our business if such price increases are not supported by then current aluminum prices.
In addition, as a member of the EEA and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and Directive 2003/87/EC of the European Parliament (the "Directive") which establishes a "cap and trade" scheme for greenhouse gas emission allowance trading.  Iceland is complying with the Directive by participating in the European Union ("EU") Emission Trading System which requires us to purchase carbon dioxide allowances for our Grundartangi smelter. Although we receive approximately 70% of needed emission allowances for the Grundartangi smelter free of charge, changes to these regulations, or the implementation of new regulations, could cause our cost of allowances to rise or impose other costs.

The future impact of these or other potential regulatory changes is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  We may incur increased capital expenditures resulting from compliance with such regulatory changes, increased energy costs, costs associated with a "cap and trade" system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in cost of goods sold.  For example, "cap and trade" legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial position, results of operations and liquidity.
We and our suppliers are subject to a variety of environmental laws and regulations that may have a material adverse effect on our business, financial position, results of operations and liquidity.
Our operations may impact the environment and our properties may have environmental contamination, which could result in material liabilities to us. We are obligated to comply with various foreign, federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, China and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. We also are currently, and may in the future be, responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.  Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including past or divested properties, regardless of whether the owners or occupiers caused the contamination or whether the activity that resulted in the contamination was lawful at the time it was conducted. Liability may also be imposed on a joint and several basis, such that we may be held responsible for more than our share of the contamination or other damages.
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
We are subject to various foreign, federal and state laws that regulate the protection of the health and safety of our workers. Changes in existing laws, possible future laws and regulations or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures or impose restrictions on our operations. For example, we are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”). On January 9, 2017, OSHA published a new standard for workplace exposure to beryllium, contained in alumina. The new standard would, among other things, lower the permissible exposure limits and establish new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and recordkeeping, among others. Companies are required to comply with various elements of the new standard between March 2018 and March 2020; however, we have filed a petition with the U.S. Court of Appeals to review the final rule and are in negotiations with OSHA regarding certain changes to the rule and its application to us. In the event we are unable to reach an agreement with OSHA, we will proceed with our petition challenging the rule. Compliance with the new standard could require significant capital expenditure and would likely increase our production costs. The ultimate impact, if any, of this new standard will depend on the nature and extent of the final rule as implemented, the cost of and our ability to meet the new standard, the potential impact on alumina costs, and other factors. Failure to comply with applicable laws and regulations that regulate the protection of the health and safety of our workers may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on our business and results of operations.
Glencore may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.
Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred stock. In addition, one of our five directors is a Glencore employee. During the year ended December 31, 2018, we derived approximately 64% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2019. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. Because of the interests described above, Glencore may have substantial influence over our business, and on the outcome of any matters submitted to our stockholders for approval.
In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between Glencore and our other stockholders. For example, Glencore may in the future engage in a wide variety of activities in our industry that may result in conflicts of interest with respect to matters affecting us. Glencore may also make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
As of December 31, 2018, we had federal net operating loss carryforwards of approximately $1.5 billion which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
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
Iceland, for example, has suffered several natural disasters and extreme weather events, including significant volcanic eruptions and earthquakes which can lead to disruption in power transmission or other impacts to our operations. Insufficient rain in Iceland has and could in the future lead to low water levels in the reservoirs which has resulted and may again result in curtailments in power which is provided to our Grundartangi, Iceland smelter from hydroelectric and geothermal sources.
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

Facility	Ownership
Hawesville	100% Owned
Sebree	100% Owned
Mt. Holly	100% Owned
Grundartangi	Facility 100% owned; long-term ground lease
Helguvik	Facility 100% owned; long-term ground lease
Vlissingen	Facility 100% owned; long-term ground lease
Chicago Corporate Office	Long-term office lease

Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2018, refer to Note 15. Commitments and Contingencies to the consolidated financial statements included herein.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of February 14, 2019, there were 78 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2018 or 2017.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our U.S. revolving credit facility and the indenture governing our 2021 Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2013 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders from December 31, 2013 through December 31, 2018

As of December 31,	2013	2014	2015	2016	2017	2018
Century Aluminum Company	$100	$233	$42	$82	$188	$70
Morningstar Aluminum Index	100	122	77	95	172	85
S&P 500 Index	100	114	115	129	157	150

Issuer Purchases of Equity Securities during the three months ended December 31, 2018

There were no issuer purchases of equity securities during the three months ended December 31, 2018. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data and notes thereto.

	Year Ended December 31,
	2018	2017 (6)	2016 (1) (6)	2015 (2) (6)	2014 (3) (6)
	(dollars in millions, except per share amounts)
Net sales	$1,893.2	$1,589.1	$1,319.1	$1,949.9	$1,931.0
Gross profit (loss)	(22.9)	131.3	(6.1)	38.7	198.4
Operating income (loss)	(59.0)	97.2	(227.9)	(36.5)	143.5
Net income (loss)	(66.2)	48.6	(252.4)	(59.3)	126.5
Earnings (loss) per share:
Basic	$(0.76)	$0.51	$(2.90)	$(0.68)	$1.31
Diluted	(0.76)	0.51	(2.90)	(0.68)	1.30

Total assets	$1,537.5	$1,581.6	$1,540.3	$1,752.5	$2,025.1
Total debt (4)	279.7	256.0	255.5	255.1	254.7
Long-term debt obligations (5)	248.6	248.2	247.7	247.3	246.9

Other information
Primary aluminum shipments, in tonnes:
Direct	749,850	743,198	687,700	823,751	728,377
Toll	—	—	46,125	98,207	138,748
Average price per tonne:
Direct shipments	$2,505	$2,126	$1,825	$2,169	$2,333
Toll shipments	—	—	1,172	1,374	1,554
LME	2,110	1,968	1,604	1,663	1,867
Midwest premium	420	199	169	279	450
European Duty Paid premium	164	148	132	236	424

(1)	In 2016, the Helguvik project in Iceland was determined to be impaired and charges of $152.2 million were recorded.

(2)	In 2015, our Ravenswood smelter was permanently closed. Also, in the fourth quarter of 2015, operations at Hawesville and Mt. Holly were partially curtailed.

(3)	In December 2014, the remaining interest in Mt. Holly was acquired.

(4)
Total debt includes all long-term debt obligations and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, borrowings under our revolving credit facilities and the IRBs.

(5)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of the long-term debt.

(6)	As adjusted due to the adoption of ASU 2017- 07 "Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto in Item 8. Financial Statements and Supplementary Data and in Item 1A. Risk Factors. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above.
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the LME and other exchanges, plus any regional premiums and value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 75% of our cost of goods sold; and

•	our production volume.
Pricing of aluminum
The overall price of primary aluminum consists of three components: (i) the base commodity price, which is based on quoted prices on the LME and other exchanges; plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe); plus (iii) any product premium. Each of these price components has its own drivers and variability.
The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). Information regarding financial contracts is included in Note 19. Derivatives.

The historic volatility of the price of aluminum is reflected in the chart below:
During 2018, global, macroeconomic conditions, including continued global overcapacity caused by state-sponsored subsidy programs, contributed to a 16% decrease in the LME spot price for primary aluminum for the year with a monthly average price in May 2018 of $2,291 compared to a monthly average price in December 2018 of $1,931. The average LME price for primary aluminum was $2,110 per tonne in 2018, compared to $1,968 per tonne in 2017, and $1,604 in 2016. During 2018, the average U.S. Midwest premium was $420 per tonne compared to $199 per tonne in 2017 and $169 per tonne in 2016. During 2018, the average European Duty Paid premium was $164 per tonne compared to $148 per tonne in 2017 and $132 per tonne in 2016.
Our results generally reflect the average LME price for primary aluminum on a two-month lag basis.
Energy, Key Supplies and Raw Materials
Our operating costs are significantly impacted by changes in the prices of the materials used in the production of aluminum, including electrical power, alumina and carbon products. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we cannot pass on increased production costs to our customers. Although we attempt to mitigate the effects of price fluctuations from time to time through the use of various fixed-price commitments, financial instruments and also by negotiating LME-based pricing in some of our raw materials and electrical power contracts, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.
Over the past several years, major alumina suppliers have been systematically moving their alumina sales contracts away from LME aluminum-based pricing to published alumina spot or index pricing, thus de-linking the price for alumina from the aluminum price. Reflecting this, the pricing under certain of our alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to alumina market fluctuations and price volatility. Various external events in the alumina markets during 2018 caused significant increases in the price of alumina resulting in the ratio of alumina prices to aluminum prices to well exceed historical levels. The alumina index price, for example, averaged approximately $473 per tonne in 2018 and reached a high of $710 per tonne in April 2018. In comparison, the alumina index price averaged approximately $354 per tonne for 2017. There is typically a one-to-three month lag on cost utilization for alumina and certain of our other key raw materials depending on the terms of our contracts, the timing of shipments and inventory levels.
Electrical power represents one of our largest operating costs. As a result, the availability of reliable electrical power at competitive prices is critical to the profitability of our operations.  Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. Our Grundartangi plant is also currently supplied power at prices linked to the LME price for aluminum, however, beginning in November of 2019, approximately 30% of our power requirements at Grundartangi will be priced linked to the market price for power in the Nord Pool power market. Market-based energy prices are driven in large part by coal and natural gas prices and weather-influenced electric loads. In 2018, both coal and natural gas prices were relatively low, weather conditions were moderate and the market-based energy prices we realized under these agreements were substantially below the cost-based utility rate that the smelters would otherwise have paid.
Mt. Holly is currently required to purchase 25% of its power requirements from Santee Cooper at a standard cost-based industrial rate, which is the highest rate for power paid by any U.S. smelter and substantially higher than the rate Mt. Holly pays for market power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry and puts its continued operation at risk. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. We continue to seek the ability to access the open market for 100% of our power requirements at Mt. Holly but there can be no assurance that we will be successful in these efforts. See Item 1A. Risk Factors. If we are unable to enter into a long-term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to further curtail operations at the plant.
Production/Shipment Volumes
Shipment volume is another key determinant of our financial results.  In normal circumstances, fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. U.S. shipments for 2018 reflect increases from the Hawesville restart offset by lower production from the Sebree line loss. The increase in Iceland production from 2016 to 2018 reflects our multi-year expansion project. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2018	428,389	$1,126.4	321,461	$752.3	749,850	$1,878.7
2017	425,669	929.6	317,529	650.7	743,198	1,580.3
2016	422,139	799.2	311,686	510.2	733,825	1,309.4
(1) Excludes scrap aluminum sales
Results of Operations

The following discussion for the year ended December 31, 2018 reflects the Sebree equipment failure and the incremental production from two lines at Hawesville. Results for the year reflect no change in Mt. Holly and Grundartangi production capacities.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net sales: Net sales for the twelve months ended December 31, 2018 improved $304.1 million compared to the same period in 2017, driven by higher price realizations of $265.1 million primarily resulting from increases in the LME and U.S. Midwest premium prices for primary aluminum and $39.0 million in volume and product mix year over year.
Gross profit: Gross profit for the twelve months ended December 31, 2018 decreased by $154.2 million compared to the same period in 2017, driven primarily by higher alumina and other raw material price realizations of $301.7 million, unfavorable operating expenses of $92.7 million (due to increased production volume at Hawesville, the Sebree equipment failure, and lower of cost or net realizable value from increasing alumina prices), and unfavorable power prices of $28.8 million.  These decreases to gross profit are partially offset by favorable price realizations of the LME and U.S. Midwest premium of $265.1 million and net favorable volume and product mix impacts of $3.9 million.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased $4.6 million in 2018 compared to 2017, due primarily to favorable decreases in stock compensation expense (reflecting our lower stock price) and professional fees.
Helguvik (gains) losses: During 2018 and 2017, we extinguished a portion of our contractual commitments associated with the construction of the Helguvik project. Such extinguishment resulted in a gain in 2018 of $4.5 million recognized in Helguvik (gains) losses in the consolidated statements of operations compared to a gain of $7.3 million for the year ended 2017.
Ravenswood (gains) losses: In 2017, the Ravenswood retiree medical class action lawsuit was settled. As a result, we recognized a non-cash gain of $5.5 million in 2017 reflecting the present value discount of the original settlement agreement of $23 million which was recorded in 2016 - see Note 15. Commitments and Contingencies. There were no gains or losses recorded for the year ended 2018.
Net (gain) loss on forward and derivative contracts: In 2018, we recognized gains of $6.3 million primarily related to Nord Pool and LME fixed forward financial sales contracts entered into in early 2017 for power consumption starting November 2019 through December 2020; the gains were primarily driven by the increase in the Nord Pool price during 2018. In 2017, we recorded losses of $16.5 million primarily related to LME fixed forward financial sales contracts that were entered into in early 2016 for shipments through December 31, 2017; the losses were driven by the increase in the LME during 2017.
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. We recognized a $0.2 million income tax benefit in 2018 as compared to income tax expense of $7.6 million in 2017. The reduction in tax expense year over year primarily relates to a decrease in earnings of certain of our foreign entities.
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
Gross profit: Gross profit for the twelve months ended December 31, 2017 improved $137.4 million compared to the same period in 2016, driven primarily by higher price realizations of $264.5 million, favorable operating expenses of $11.4 million and favorable volume of $1.4 million, partially offset by unfavorable raw material prices of $88.2 million, unfavorable power prices of $35.2 million ($19.6 million of which relates to increases in Iceland power prices, which are linked to the LME), unfavorable product mix and product premiums of $16.2 million and other of $0.3 million.
Selling, general and administrative expenses: Selling, general and administrative expenses increased $5.9 million compared to 2016, due primarily to an increase in stock compensation expense of $2.9 million reflecting our higher stock price, an increase in professional fees of $2.9 million related to spending on several corporate projects including a multi-year upgrade in our enterprise resource planning systems and relocating our IT support group to be closer to a large talent pool and other of $0.1 million.
Helguvik (gains) losses: During 2017, we extinguished a portion of our contractual commitments associated with the construction of the Helguvik project. Such extinguishment resulted in a gain of $7.3 million recognized in Helguvik (gains) losses in the consolidated statements of operations.
Ravenswood (gains) losses: In 2017, the Ravenswood retiree medical class action lawsuit was settled. As a result, we recognized a non-cash gain of $5.5 million reflecting the present value discount of the original settlement agreement of $23.0 million which was recorded in 2016 - see Note 15. Commitments and Contingencies. Also in 2016, we recorded an impairment charge of $3.8 million based on our agreement to sell our net assets in Ravenswood - see Note 4. Helguvik and Ravenswood Gains and (Losses).

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

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and borrowing capacity under our existing revolving credit facilities. We have also raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives.  Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements. Although we believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months, adverse changes in the price of aluminum or our principal costs of production could materially impact our ability to generate and raise cash. For an analysis of risks facing our business see Item 1A. Risk Factors.
Available Cash
Our available cash and cash equivalents balance at December 31, 2018 was $38.9 million compared to $167.2 million at December 31, 2017.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the consolidated statement of cash flows for the twelve months ended December 31, 2018, 2017 and 2016 are summarized below:

	Twelve months ended December 31,
	2018	2017	2016
	(dollars in millions)
Net cash provided by (used in) operating activities	$(69.1)	$51.5	$38.2
Net cash (used in) investing activities	(82.9)	(17.4)	(20.9)
Net cash provided by financing activities	23.7	0.4	—
Change in cash, cash equivalents and restricted cash	$(128.3)	$34.5	$17.3

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash used in operating activities for 2018 was $69.1 million, compared to net cash provided by operating activities of $51.5 million for 2017. The increase in net cash used in operating activities was primarily driven by the year-over-year net loss compared to net income.
The increase in net cash used in investing activities was due to higher capital expenditures related to our investment in the Hawesville restart project in 2018, compared with proceeds from the sale of our Ravenswood facility received in 2017 that partially offset purchases of property, plant and equipment.

Net cash provided by financing activities increased by $23.3 million during 2018 due to outstanding borrowings on our U.S. revolving credit facility. Borrowings are short term in nature to fund working capital requirements and are repaid on a continuous basis.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash provided by operating activities for 2017 was $51.5 million, compared to $38.2 million for 2016. The increase in cash provided by operating activities was driven by an increase in earnings primarily due to higher realized prices year-over-year, partially offset by cash used to fund increases in working capital due to higher raw material costs and to support an increase in trade accounts receivable resulting from longer payment terms as we increased direct sales to customers other than Glencore.
Net cash used in investing activities for 2017 was $17.4 million compared to $20.9 million for 2016. While 2017 capital expenditures increased $9.9 million over 2016, this was more than offset by $13.6 million of proceeds received in 2017 from the sale of our Ravenswood facility.
Net cash provided by financing activities for 2017 and 2016 was essentially flat for both years.
Availability Under Our Credit Facilities

The U.S. revolving credit facility, dated May 2018, provides for borrowings of up to $175.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures on the sooner of May 2023 or six months before the stated maturity of our outstanding senior secured notes. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.

We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility matures in November 2020.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Restarts of previously curtailed operations increase our borrowing base by increasing our accounts receivable and inventory balances; whereas, curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. As of December 31, 2018, our U.S. revolving credit facility had $23.3 million in borrowings and $44.8 million in letters of credit outstanding. Of the outstanding letters of credit, 62% related to our domestic power commitments and the remainder secured certain debt and workers’ compensation commitments.
As of December 31, 2018, our credit facilities had $156.9 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $17.5 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2018, we were in compliance with all such covenants.
Senior Secured Notes
We have $250 million in 7.5% senior secured notes payable that will mature in June 2021 ("2021 Notes"). Interest on the 2021 Notes is payable semi-annually.
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
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between CAKY, Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2018, the principal and accrued interest for the contingent obligation was $23.8 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2018 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility.  Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions during the years ended December 31, 2018, 2017 and 2016. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Other Items
During 2018, we began restarting production on the three potlines at Hawesville that were curtailed in late 2015. The first of these three lines was restarted in September 2018 and the second was restarted in December 2018. We expect that the third line will be restarted and back in operation during the first quarter of 2019. Through December 31, 2018, we have invested $68.3 million of the anticipated $75.0 million on phase one of the Hawesville restart project. We project an additional $75.0 million to rebuild the pots associated with the 100,000 tonnes of production that was not curtailed and the implementation of new anode and rodding technology across all production, expected to occur in the future subject to market conditions. We expect to fund all amounts relating to this project through operating cash flows and existing cash.
In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. We returned the curtailed potline at Sebree back to service during the third quarter. We expect all losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles. As of December 31, 2018, we received $8.0 million of insurance proceeds which are included in cost of goods sold for the year.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2018, 2017, and 2016. As of December 31, 2018, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At December 31, 2018, we had $2.0 million in other current liabilities and $9.8 million in other liabilities related to this agreement.
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 15. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures for the year ended December 31, 2018 were $22.7 million, excluding expenditures of $68.3 million associated with the restart at Hawesville. We estimate our total capital spending excluding the Hawesville restart in 2019 will be approximately $30.0 million, primarily related to our ongoing maintenance and investment projects at our smelters.
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
Inventories
Our inventories are stated at lower of cost or net realizable value ("NRV").
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

Our assumptions are subject to inherent uncertainties given the volatility surrounding the market price for primary aluminum sales and the market price for our major inputs, alumina and electrical power. In 2018, increasing alumina prices resulted in a $36.5 million lower of cost or NRV adjustment.
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

Weighted Average Discount Rate Assumption for:	2018	2017
Pension plans	4.39%	3.69%
OPEB plans	4.27%	3.66%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2018:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(6.9)	$5.1
OPEB plans	(5.2)	5.5
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
Medical cost inflation is initially estimated to be 6.7% and 7.4% for pre and post-65 participants, respectively, declining to 4.5% over twelve years and thereafter.  A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2018:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$0.4	$(0.4)
Effect on accumulated postretirement benefit obligation	10.6	(9.1)
Long-term Rate of Return on Plan Assets Assumption

Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.18% for 2018.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  We have a valuation allowance of $552.5 million recorded for all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2018.
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
Other Contingencies
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 15. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
Recently Issued Accounting Standards Updates
Information regarding recently issued accounting pronouncements is included in Note 1. Summary of Significant Accounting Policies to the consolidated financial statements included herein.

Contractual Obligations
In the normal course of business, we have entered into various contractual obligations that will be settled in cash. These obligations consist primarily of long-term debt obligations and purchase obligations.  The expected future cash flows required to meet these obligations through the year 2028 are shown in the table below.  More information is available about these contractual obligations in the notes to the consolidated financial statements included herein.

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(dollars in millions)
Long-term debt (1)	$258	$—	$—	$250	$—	$—	$8
Estimated interest payments (2)	47	19	19	8	—	—	1
Operating lease obligations (3)	29	3	3	3	3	3	14
Purchase obligations (4)	2,490	623	375	324	328	332	508
Other long-term liabilities (5)	19	2	10	3	2	2	—
Total	$2,843	$647	$407	$588	$333	$337	$531

(1)
Long-term debt includes principal repayments on our 2021 Notes and the IRB.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates. For our contingent obligation, based on the LME forward market prices for primary aluminum at December 31, 2018 and management's estimate of the LME forward market for periods beyond the quoted periods, we have assessed that we will not have any payment obligations through the term of the agreement, which expires in 2028.

(2)
Estimated interest payments on our long-term debt assume that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2018 rate for that debt continues until the respective due date.  We assume that no interest payments on the contingent obligation will be paid through the term of agreement, see above.

(3)	Operating leases include long-term leases for land, productive facilities and office space.

(4)
Purchase obligations include long-term alumina and power contracts, excluding market-based power and raw material requirements contracts.  For contracts with LME-based pricing provisions, including our long-term Icelandic power contracts, we assumed a LME price using the LME forward curve as of December 31, 2018.

(5)
Other long-term liabilities include asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for spent potliner used in the reduction cells of our domestic smelters.

Material Commitments
We also have outstanding commitments related to pension, supplemental executive retirement benefit ("SERB") plans, OPEB and workers' compensation obligations. As of December 31, 2018, estimated future payments related to these obligations through the year 2028 amount to approximately $205 million, $17 million, $75 million and $10 million, respectively.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Commodity Price and Raw Material Costs Sensitivities
Aluminum is an internationally traded commodity, and its price is effectively determined on the LME plus any regional premium (e.g. the Midwest premium for aluminum sold in the United States and the European Duty Paid premium for metal sold into Europe) and any product premiums. From time to time, we may manage our exposure to fluctuations in the LME price of primary aluminum and/or the regional premium through financial instruments designed to protect our downside price risk exposure. From time to time, we also enter into financial contracts to offset fixed price sales arrangements with certain of our customers (the "fixed for floating swaps").
We are also exposed to price risk for alumina which is one of the largest components of our cost of goods sold. Much of the alumina we purchase is priced based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we cannot directly pass on increased production costs to our customers. From time to time, we may manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements pursuant to which EDF and Kenergy purchase electrical power on the open market and pass it through at MISO energy pricing, plus transmission and other costs incurred by them. Seventy-five percent (75%) of Mt. Holly's electric power requirement were supplied at rates based on natural gas prices. See Item 1. Business - Key Production Costs - Electrical Power Supply Agreements for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, Grundartangi has agreed to pay for thirty percent (30%) of its power from November 1, 2019 through December 31, 2023 at prices linked to the price for power in the Nord Pool power market. From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.
Electrical Power Price Sensitivity
With the movement toward market-based power supply agreements, we have increased our electrical power price risk for our operations, whether due to fluctuations in the price of power available on the MISO or Nord Pool power markets or the price of natural gas. Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.
The consumption shown in the table below is at normal capacity levels and does not reflect partial production curtailments.

Electrical power price sensitivity by location:
	Hawesville	Sebree	Mt. Holly	Grundartangi	Total
Expected average load (in megawatts ("MW"))	482	385	400	537	1,804
Annual expected electrical power usage (in megawatt hours ("MWh"))	4,222,320	3,372,600	3,504,000	4,704,120	15,803,040
Annual cost impact of an increase or decrease of $1 per MWh (in millions)	$4.2	$3.4	$3.5	$4.7	$15.8
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Iceland krona ("ISK"), the euro, the Chinese renminbi and other currencies. Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese renminbi.  We also have deposits denominated in ISK in Icelandic banks, and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Further, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros and our existing Nord Pool power price swaps described above are settled in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  In 2018, we entered into financial contracts to hedge the risk of fluctuations associated with the euro under our power price swaps described above (the "FX swaps").

Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. In 2018, a substantial portion of Grundartangi’s electrical power requirements were indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of year end 2018 and 2017 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2018 and 2017. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Fair Value with 10% Adverse Price Change
	2018	2017	2018	2017
Commodity contracts (1)	$8.2	$1.7	$(1.1)	$(1.3)
Foreign exchange contracts (2)	—	—	—	—
Total	$8.2	$1.7	$(1.1)	$(1.3)

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2018	2017	2018	2017
Commodity contracts (1)	$2.2	$1.2	$5.4	$1.8
Foreign exchange contracts (2)	0.3	—	1.6	—
Total	$2.5	$1.2	$7.0	$1.8

(1) Commodity contracts reflect our outstanding "LME forward financial sales contracts," "MWP forward financial sales contracts," "fixed for floating swaps," and "power price swaps."
(2) Foreign exchange contracts reflect our outstanding "FX swaps."

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 28, 2019

We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 28, 2019

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2018	2017*	2016*
NET SALES:
Related parties	$1,204.5	$1,198.1	$1,178.6
Other customers	688.7	391.0	140.5
Total net sales	1,893.2	1,589.1	1,319.1
Cost of goods sold	1,916.1	1,457.8	1,325.2
Gross profit (loss)	(22.9)	131.3	(6.1)
Selling, general and administrative expenses	40.2	44.8	38.9
Helguvik (gains) losses	(4.5)	(7.3)	152.2
Ravenswood (gains) losses	—	(5.5)	26.8
Other operating expense - net	0.4	2.1	3.9
Operating income (loss)	(59.0)	97.2	(227.9)
Interest expense	(22.4)	(22.2)	(22.2)
Interest income	1.5	1.4	0.8
Net gain (loss) on forward and derivative contracts	6.3	(16.5)	3.5
Other income (expense) - net	3.0	(4.5)	(5.1)
Income (loss) before income taxes and equity in earnings of joint ventures	(70.6)	55.4	(250.9)
Income tax benefit (expense)	0.2	(7.6)	(2.8)
Income (loss) before equity in earnings of joint ventures	(70.4)	47.8	(253.7)
Equity in earnings of joint ventures	4.2	0.8	1.3
Net income (loss)	$(66.2)	$48.6	$(252.4)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.76)	$0.51	$(2.90)
Diluted	$(0.76)	$0.51	$(2.90)

* As adjusted due to the adoption of ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
	Year Ended December 31,
	2018	2017	2016
Comprehensive income (loss):
Net income (loss)	$(66.2)	$48.6	$(252.4)
Other comprehensive income (loss) before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.2)	(0.2)	4.3
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(6.8)	(7.2)	(9.5)
Prior service benefit (cost) arising during the period	(0.6)	27.4	—
Amortization of prior service benefit (cost) during the period	(7.1)	(4.9)	(2.7)
Amortization of net gain (loss) during the period	9.2	8.6	8.2
Other comprehensive income (loss) before income tax effect	(5.5)	23.7	0.3
Income tax effect	(1.5)	(1.5)	(1.5)
Other comprehensive income (loss)	(7.0)	22.2	(1.2)
Total comprehensive income (loss)	$(73.2)	$70.8	$(253.6)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$38.9	$167.2
Restricted cash	0.8	0.8
Accounts receivable - net	82.5	43.1
Due from affiliates	22.7	10.4
Inventories	343.8	317.5
Prepaid and other current assets	18.0	14.7
Total current assets	506.7	553.7
Property, plant and equipment - net	967.3	971.9
Other assets	63.5	56.0
TOTAL	$1,537.5	$1,581.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$119.4	$89.9
Due to affiliates	10.3	20.4
Accrued and other current liabilities	52.5	61.4
Accrued employee benefits costs	11.0	11.0
Revolving credit facility	23.3	—
Industrial revenue bonds	7.8	7.8
Total current liabilities	224.3	190.5
Senior notes payable	248.6	248.2
Accrued pension benefits costs - less current portion	50.9	38.9
Accrued postretirement benefits costs - less current portion	101.2	113.0
Other liabilities	46.0	57.9
Deferred taxes	104.3	103.5
Total noncurrent liabilities	551.0	561.5
COMMITMENTS AND CONTINGENCIES (NOTE 15)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	0.9
Additional paid-in capital	2,523.0	2,517.4
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(98.7)	(91.7)
Accumulated deficit	(1,576.8)	(1,510.7)
Total shareholders’ equity	762.2	829.6
TOTAL	$1,537.5	$1,581.6

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2015	$0.0	$0.9	$2,513.6	$(86.3)	$(112.7)	$(1,306.8)	$1,008.8
Net loss – 2016	—	—	—	—	—	(252.4)	(252.4)
Other comprehensive loss	—	—	—	—	(1.2)	—	(1.2)
Share-based compensation	—	—	1.5	—	—	—	1.5
Conversion of preferred stock to common stock	—	0.0	(0.0)	—	—	—	—
Balance, December 31, 2016	$0.0	$0.9	$2,515.1	$(86.3)	$(113.9)	$(1,559.3)	$756.7
Net income – 2017	—	—	—	—	—	48.6	48.6
Other comprehensive income	—	—	—	—	22.2	—	22.2
Share-based compensation	—	0.0	2.3	—	—	—	2.3
Conversion of preferred stock to common stock	—	0.0	(0.0)	—	—	—	—
Balance, December 31, 2017	$0.0	$0.9	$2,517.4	$(86.3)	$(91.7)	$(1,510.7)	$829.6
Net loss – 2018	—	—	—	—	—	(66.2)	(66.2)
Other comprehensive loss	—	—	—	—	(7.0)	—	(7.0)
Share-based compensation	—	0.1	5.6	—	—	—	5.7
Conversion of preferred stock to common stock	—	0.0	(0.0)	—	—	—	—
Balance, December 31, 2018	$0.0	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2018	2017*	2016*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(66.2)	$48.6	$(252.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Lower of cost or NRV inventory adjustment	36.5	(1.1)	(0.7)
Unrealized (gains) on forward and derivative contracts	(6.5)	—	—
Depreciation and amortization	90.1	84.2	84.8
Helguvik (gains) losses	(4.5)	(7.3)	152.2
Ravenswood (gains) losses	—	(5.5)	3.8
Other non-cash items - net	(13.2)	(6.7)	1.8
Change in operating assets and liabilities:
Accounts receivable - net	(39.4)	(30.6)	(3.0)
Due from affiliates	(12.4)	6.3	0.8
Inventories	(62.8)	(67.5)	0.9
Prepaid and other current assets	(0.9)	7.8	18.3
Accounts payable, trade	30.5	4.7	2.3
Due to affiliates	(10.1)	4.8	7.2
Accrued and other current liabilities	(11.1)	14.5	(3.9)
Ravenswood retiree legal settlement	(2.0)	(5.0)	23.0
Other - net	2.9	4.3	3.1
Net cash provided by (used in) operating activities	(69.1)	51.5	38.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(83.0)	(31.8)	(21.9)
Proceeds from sale of property, plant and equipment	0.1	14.4	1.0
Net cash (used in) investing activities	(82.9)	(17.4)	(20.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	120.1	1.3	1.2
Repayments under revolving credit facilities	(96.8)	(1.3)	(1.2)
Issuance of common stock	0.4	0.4	—
Net cash provided by financing activities	23.7	0.4	—
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(128.3)	34.5	17.3
Cash, cash equivalents and restricted cash, beginning of year	168.0	133.5	116.2
Cash, cash equivalents and restricted cash, end of year	$39.7	$168.0	$133.5

Supplemental Cash Flow Information:
Cash paid for:
Interest	$19.7	$19.5	$19.5
Taxes	13.1	5.6	13.9
Non-cash investing activities:
Capital expenditures	8.0	0.6	3.0

 * As adjusted due to the adoption of ASU 2016-18 "Statement of Cash Flows (Topic 230) Restricted Cash."
See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

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
As of December 31, 2018, Glencore owns 42.9% of Century’s outstanding common stock (47.2% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. See Note 2. Related Party Transactions.
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
Revenue recognition — See Note 3. Revenue.
  Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for uncollectible accounts and credit memos of $1.0 at December 31, 2018 and 2017.
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
(amounts in millions, except share and per share amounts)

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
Impairment of long-lived assets — We evaluate our property, plant and equipment for potential impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  If deemed unrecoverable, an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value of the assets. Impairment evaluation and fair value is based on estimates and assumptions that take into account our business plans and a long-term investment horizon. See Note 4. Helguvik and Ravenswood Gains and (Losses) for impairment losses recognized in 2016.
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
Defined Benefit Pension and Other Postretirement Benefits — We sponsor defined benefit pension and OPEB plans for certain of our domestic hourly and salaried employees and a supplemental executive retirement benefit plan for certain current and former executive officers. Plan assets and obligations are measured annually or more frequently if there is a re-measurement event, based on the Company’s measurement date utilizing various actuarial assumptions. We attribute the service costs for the plans over the working lives of plan participants. The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. Actuarial gains or losses are recorded in Accumulated Other Comprehensive Income (Loss).
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
Derivative and Hedging — As a global producer of primary aluminum, our operating results and cash flows from operations are subject to risk of fluctuations in the market prices of primary aluminum. We may from time to time enter into financial contracts to manage our exposure to such risk. Derivative instruments may consist of variable to fixed financial contracts and back-to-back fixed to floating arrangements for a portion of our sale of primary aluminum, where we receive fixed and pay floating prices from our customers and to counterparties, respectively. These derivatives are not designated as cash flow hedges.

Derivative and hedging instruments are recorded in prepaid and other current assets, other assets, accrued and other current liabilities and other long term liabilities in the consolidated balance sheets at fair value. We value our derivative and hedging instruments using quoted market prices and other significant unobservable inputs.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

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
Asset Retirement Obligations — We are subject to environmental regulations which create certain legal obligations related to the normal operations of our domestic primary aluminum smelter operations. Our asset retirement obligations ("AROs") consist primarily of costs associated with the disposal of spent potliner used in the reduction cells of our domestic facilities. AROs are recorded on a discounted basis at the time the obligation is incurred (when the potliner is put in service) and accreted over time for the change in the present value of the liability. We capitalize the asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful lives.
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
Recently Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) which requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs and post retirement benefit costs will be presented outside a subtotal of income from operations.
Prior to the adoption of ASU 2017-07, pension and OPEB costs were reported as cost of goods sold and selling, general and administrative expenses on the Company's consolidated statements of operations. The Company adopted ASU 2017-07 during 2018, which resulted in the retrospective reclassification of $3.3 million and $6.2 million from operating income (loss) to other income (expense) - net on the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230) Restricted Cash." The Company adopted ASU 2016-18 during 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

In February 2016, the FASB” issued ASU 2016-02, “Leases (Topic 842)” which supersedes the existing guidance on accounting for leases in “Leases (Topic 840)”. The objective of ASU 2016-02 is to provide enhanced transparency and comparability among organizations by, among other things, recognizing right-of-use assets and lease liabilities on the balance sheet for all leases other than those that meet the definition of short-term leases and disclosing qualitative and quantitative information about lease arrangements. ASU 2016-02 is effective for Century beginning January 1, 2019 and will be adopted using a modified retrospective approach.
Through December 31, 2018, we have completed our review of our 2018 leases and contractual agreements that fall within the scope of ASU 2016-02. Based on our assessment completed to date, we expect the adoption of ASU 2016-02 will impact the balance sheet with the addition of right-to-use assets and corresponding lease liabilities in the range of $20.0 million to $26.0 million for the Company’s operating leases as defined under previous accounting guidance. We do not anticipate the adoption of this standard to have any impact on our cash flows. The Company will elect the package of practical expedients on adoption, which will retain the lease identification, classification and initial direct costs for leases that commenced prior to the adoption date. Additionally, the Company will elect the recognition exemption which allows the Company to not recognize lease assets and lease liabilities on the Consolidated Balance Sheet for leases with an initial term of 12 months or less and to not separate associated lease and non-lease components within a contract as permitted by the standards. In conjunction with the aforementioned implementation activities, we have continued enhancing our internal processes and controls to capture arrangements that are likely to be in scope of the standard upon and post adoption. We continue to monitor modifications, clarifications and interpretations undertaken by the FASB and the SEC and changes in our business and new arrangements, which may impact our current conclusions.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

2. Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2018, 2017 and 2016 are described below. We believe all of our transactions with Glencore and BHH were at prices that approximate market.
Glencore ownership
As of December 31, 2018, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (47.2% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase of alumina, tolling agreements and certain forward financial contracts.
Sales to Glencore
For the year ended December 31, 2018, we derived approximately 64% of our consolidated sales from Glencore. Glencore purchases the aluminum we produce for resale.
Glencore purchases aluminum produced at our North American smelters at prices based on the LME plus the Midwest regional premium and any additional negotiated product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any applicable product premiums.
In 2016, we were party to a tolling arrangement with Glencore that provided for delivery of primary aluminum produced at Grundartangi. We received tolling fees from Glencore under this tolling agreement based on the LME price for primary aluminum plus a portion of the European Duty Paid premium.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during 2018 were priced based on a published alumina index.
Transactions with BHH
We own a 40% stake in BHH and have an agreement to purchase carbon anodes from them for use in our manufacturing operations.  We have begun a project to rebuild one of our baking furnaces at Vlissingen, which is expected to increase annual carbon anode production capacity by an additional 12,000 tonnes per year.  The rebuilt baking furnace is expected to be operational before the end of 2019.  We expect to meet the requirement of carbon anodes at Grundartangi through Vlissingen and BHH.
Summary
A summary of the aforementioned significant related party transactions for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Net sales to Glencore	$1,204.5	$1,198.1	$1,178.6
Purchases from Glencore	319.6	253.0	231.9
Purchases from BHH	28.4	15.8	10.1

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

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

We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2018	2017	2016
United States	$1,138.6	$938.4	$808.9
Iceland	754.6	650.7	510.2
Total	$1,893.2	$1,589.1	$1,319.1

We enter into contracts to sell primary aluminum to our customers. Revenue is recognized when our performance obligations with our customer are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customer which is generally upon shipment or delivery to customer directed locations. The amount of consideration we receive, thus the revenue we recognize, is a function of volume delivered, market price of primary aluminum, as determined on the LME, plus regional premiums and any value-added product premiums.

The payment terms and conditions in our contracts vary and are not significant to our revenue. We complete an appropriate credit evaluation for each customer at contract inception. Customer payments are due in arrears and are recognized as accounts receivable - net and due from affiliates in our consolidated balance sheets. Accounts receivable - net increased $39.4 million from December 31, 2017 to December 31, 2018, driven primarily by the increase in direct sales to end users with longer payment terms than our related party customer.

In connection with our sales agreement with Glencore, we invoice Glencore prior to physical shipment of goods for substantially all production generated from each of our U.S. domestic smelters. For those sales, revenue is recognized only when Glencore has specifically requested such treatment and has made a commitment to purchase the product. The goods must be complete, ready for shipment and separated from other inventory with control over the goods passing to Glencore. We must retain no further performance obligations.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

4. Helguvik and Ravenswood Gains and (Losses)
Helguvik

In November 2016, the arbitration panel in the proceedings between Nordural Helguvik ehf and HS concluded that our agreement with HS was no longer in force. We determined that the lack of a power agreement for the entirety of the project requirements represented an indicator of impairment associated with the Helguvik project.

Our analysis of the project indicated the undiscounted cash flows did not exceed the carrying value of the Helguvik project. Discounted cash flows were utilized to reduce the carrying value of the Helguvik project to fair value. We considered future development plans for the project, the lack of a power agreement for the entirety of the project requirements and long-term forward prices of LME and European Duty Paid premium along with alumina and power costs. As a result, we recorded an impairment loss of $152.2 million representing the net book value of the Helguvik project as of December 31, 2016.

During 2018 and 2017, we extinguished our contractual commitments associated with the construction of the Helguvik project. Such extinguishment resulted in gains of $4.5 million and $7.3 million recognized in Helguvik (gains) losses in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.
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
In June 2015, we recorded an impairment charge of $30.9 million to write down the asset values related to Ravenswood. Based on an asset purchase agreement for the sale of assets entered into in 2016, we recorded an additional impairment charge of $3.8 million, included in Ravenswood (gains) losses in the consolidated statements of operations for the year ended December 31, 2016. In January 2017, we completed our sale of the Ravenswood facility for $13.6 million in net proceeds from the buyer.
5. Fair Value Measurements

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

The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs – unobservable inputs for the asset or liability.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.5	$—	$—	$7.5
Trust assets (1)	0.1	—	—	0.1
Surety bonds	2.1	—	—	2.1
Derivative instruments	—	3.2	5.0	8.2
TOTAL	$9.7	$3.2	$5.0	$17.9
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	2.0	0.5	2.5
TOTAL	$—	$2.0	$0.5	$2.5

Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$142.8	$—	$—	$142.8
Trust assets (1)	1.8	—	—	1.8
Surety bonds	1.6	—	—	1.6
Derivative instruments	—	—	1.7	1.7
TOTAL	$146.2	$—	$1.7	$147.9
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	—	1.2	1.2
TOTAL	$—	$—	$1.2	$1.2

(1)	Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.

(2)	See Note 6 Debt for additional information about the contingent obligation.
The following section describes the valuation techniques and inputs used for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 and Level 3 Fair Value Measurements:
Asset / Liability	Level	Valuation Techniques	Inputs
LME forward financial sales contracts	3	Discounted cash flows	Quoted LME forward market, discount rate
MWP forward financial sales contracts	2	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	2	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Power price swaps	3	Discounted cash flows	Quoted Nordpool forward market, discount rate
FX swaps	3	Discounted cash flows	Euro/USD forward exchange rate, discount rate
Contingent obligation	3	Discounted cash flows	Quoted LME forward market, management's estimates of the LME forward market prices for periods beyond the quoted periods, management's estimates of future level of operations

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

6. Debt

	December 31,
	2018	2017
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. Revolving Credit Facility (2)	23.3	—
Debt classified as non-current liabilities:
7.5% senior secured notes due June 2021, net of debt discount of $1.4 million and $1.8 million, respectively, interest payable semiannually	248.6	248.2
Total	$279.7	$256.0

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2018 was 1.90%.

(2)
The U.S. revolving credit facility is classified as a current liability because we repay amounts outstanding and re-borrow funds based on our working capital requirements. For borrowings that we expect to repay within a month, we generally elect to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2018 was 5.75%.

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
The U.S. revolving credit facility matures on the sooner of May 2023 or six months before the stated maturity of our outstanding senior secured notes. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2018, there were $23.3 million in outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility.
Status of our U.S. revolving credit facility:

December 31, 2018
Credit facility maximum amount	$175.0
Borrowing availability	175.0
Outstanding letters of credit issued	44.8
Outstanding borrowings	23.3
Borrowing availability, net of outstanding letters of credit and borrowings	$106.9
Borrowing Base.  The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of the Borrower's accounts receivable and inventory which meet the eligibility criteria.
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
Interest Rates and Fees.  Any amounts outstanding under the U.S. revolving credit facility will bear interest at our option of either LIBOR or a base rate, plus, in each case, an applicable interest margin.  The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter.  In addition, we pay an unused line fee on

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

undrawn amounts, less the amount of our letters of credit exposure. For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit that varies depending on whether the letter of credit exposure is cash collateralized.
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013 as amended. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2020.
Status of our Iceland revolving credit facility:

December 31, 2018
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	$50.0
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

7.5% Notes due 2021
General.  In June 2013, we issued $250.0 million of our 7.5% Notes due June 2021 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.  The 2021 Notes were issued at a discount and we received proceeds of $246.3 million, prior to payment of financing fees and related expenses. The 2021 Notes bear interest at a rate of 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year. The Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral.  The maturity date for the payment of principal is June 2021.
Fair Value.  Fair value for our 2021 Notes, based on the latest trading data available, was $247.9 million and $258.3 million, as of December 31, 2018 and 2017, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Redemption Rights.  We may redeem the 2021 Notes, in whole or in part, for 101.875% of the outstanding principal amount plus accrued and unpaid interest before June 1, 2019 or for 100% of the outstanding principal amount plus accrued and unpaid interest on June 1, 2019 and thereafter.
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
Contingent Obligation
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between CAKY, Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments. Interest accrues at an annual rate equal to 10.94% and the term of the agreement is through December 2028.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Based on the LME forward market prices for primary aluminum at December 31, 2018 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recognized a gain of $1.4 million for each of the years ended December 31, 2018 and 2017. These amounts are exactly offset by interest expense on the contingent obligation which is recorded in interest expense. In addition, we believe that we will not have any payment obligations for the contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives	Balance sheet location	December 31, 2018	December 31, 2017
Contingent obligation – principal	Other liabilities	$(12.9)	$(12.9)
Contingent obligation – accrued interest	Other liabilities	(10.9)	(9.5)
Contingent obligation – derivative asset	Other liabilities	23.8	22.4
		$—	$—
Industrial Revenue Bonds
As part of the purchase price for our acquisition of the Hawesville facility, we assumed IRBs which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market and interest on the IRBs is paid quarterly. The IRBs are secured by a letter of credit issued under our revolving credit facility and mature in April 2028.
7. Shareholders' Equity
Common Stock
As of December 31, 2018 and 2017, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 95,289,961 shares were issued and 88,103,440 shares were outstanding at December 31, 2018; 94,731,298 shares were issued and 87,544,777 shares were outstanding at December 31, 2017.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2018 and 2017, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2018 and December 31, 2017, 71,967 shares and 74,364 were outstanding, respectively.
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
The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2018, 2017 and 2016:

Common and Preferred Stock Activity:	Preferred stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Balance as of December 31, 2015	76,539	7,186,521	87,038,050
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(914)	—	91,362
Issuance for share-based compensation plans	—	—	121,485
Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(1,261)	—	126,098
Issuance for share-based compensation plans	—	—	167,782
Beginning balance as of December 31, 2017	74,364	7,186,521	87,544,777
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(2,397)	—	239,748
Issuance for share-based compensation plans	—	—	318,915
Ending balance as of December 31, 2018	71,967	7,186,521	88,103,440
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

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
Redemptions or Repurchases of Common Stock.  We may not redeem or repurchase our common stock unless we redeem or repurchase, or otherwise make a payment on, a pro-rata number of shares of the Series A Convertible Preferred Stock.  These restrictions do not apply to our open market repurchases or our repurchases pursuant to our employee benefit plans.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Stock Repurchase Program
In 2011, our Board of Directors authorized a $60.0 million stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million.  Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise.  The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors.  The stock repurchase program may be suspended or discontinued at any time.
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
Through December 31, 2018, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2018.
8. Inventories
Inventories, at December 31, consist of the following:

	2018	2017
Raw materials	$100.8	$106.2
Work-in-process	49.5	49.6
Finished goods	47.3	40.9
Operating and other supplies	146.2	120.8
Inventories	$343.8	$317.5

9. Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2018	2017
Land and improvements	$41.8	$41.8
Buildings and improvements	337.3	331.7
Machinery and equipment	1,449.5	1,398.7
Construction in progress	46.3	22.5
	1,874.9	1,794.7
Less accumulated depreciation	(907.6)	(822.8)
Property, plant and equipment - net	$967.3	$971.9
For the years ended December 31, 2018, 2017 and 2016, we recorded depreciation and amortization expense of $90.1 million, $84.2 million, and $84.8 million, respectively. See Note 4. Helguvik and Ravenswood Gains and (Losses) regarding impairment of our Helguvik project.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

10. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2018	2017
Defined benefit plan liabilities	$(107.3)	$(102.1)
Unrealized gain (loss) on financial instruments	2.5	2.7
Other comprehensive loss before income tax effect	(104.8)	(99.4)
Income tax effect(1)	6.1	7.7
Accumulated other comprehensive loss	$(98.7)	$(91.7)

(1)	The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2018	2017
Defined benefit plan liabilities	$6.6	$8.2
Unrealized loss on financial instruments	(0.5)	(0.5)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2015	$(110.7)	$(2.0)	$(112.7)
Other comprehensive (loss) before reclassifications	(9.5)	—	(9.5)
Net amount reclassified to net income (loss)	4.0	4.3	8.3
Balance, December 31, 2016	(116.2)	2.3	(113.9)
Other comprehensive income before reclassifications	20.3	—	20.3
Net amount reclassified to net income (loss)	2.1	(0.2)	1.9
Balance, December 31, 2017	(93.8)	2.1	(91.7)
Other comprehensive (loss) before reclassifications	(7.3)	—	(7.3)
Net amount reclassified to net income (loss)	0.4	(0.1)	0.3
Balance, December 31, 2018	$(100.7)	$2.0	$(98.7)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

AOCL Components	Location	2018	2017	2016
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$2.8	$3.1	$3.5
	Selling, general and administrative expenses	(1.9)	(0.4)	0.5
	Other operating expense, net	1.2	1.0	1.6
	Income tax expense	(1.6)	(1.6)	(1.5)
	Net of tax	$0.5	$2.1	$4.1

Gain (loss) on financial instruments	Cost of goods sold	$(0.2)	$(0.2)	$(0.2)
	Helguvik impairment	—	—	4.5
	Income tax benefit	0.0	0.0	(0.0)
	Net of tax	$(0.2)	$(0.2)	$4.3

11. Pension and Other Postretirement Benefits
Pension Benefits
We maintain noncontributory defined benefit pension plans for certain domestic hourly and salaried employees.  For the eligible domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). In addition, we maintain the SERB plan for certain current and former executive officers, which is frozen to future accruals.
Plan Merger
In 2017, the Century Aluminum Employees Retirement Plan was merged into the CAWV Hourly Employees Pension Plan and the resulting plan was renamed the Century Aluminum Consolidated Retirement Plan. The benefits of the participants from the Century Aluminum Employee Retirement Plan were not affected by this merger.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we would make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions during the years ended December 31, 2018, 2017 and 2016. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
(amounts in millions, except share and per share amounts)

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
During 2017, the Company amended its non-union retiree medical and life insurance benefits to align the Company’s benefits with the market and achieve a uniform retiree medical benefit design across the Company’s U.S. locations. Effective January 1, 2018, non-union retiree medical and life insurance benefits are restricted to current participants who meet the eligibility criteria as of January 1, 2018. Additionally, effective January 1, 2019, Century will no longer administer non-union retiree medical, prescription drug, dental, or vision benefits and instead will make fixed health reimbursement account contributions. The amendment decreased the projected benefit obligations by approximately $18.8 million and a curtailment benefit of $1.4 million was recorded in 2017.
Obligations and Funded Status
The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$344.1	$328.0	$120.8	$133.9
Service cost	4.3	4.4	0.2	0.8
Interest cost	12.4	13.3	4.2	5.3
Plan amendments	0.5	—	0.1	(27.4)
Actuarial (gain) loss	(28.0)	18.5	(10.5)	14.7
Medicare Part D	—	—	0.3	0.4
Benefits paid	(18.9)	(20.1)	(6.4)	(6.9)
Benefit obligation at end of year	$314.4	$344.1	$108.7	$120.8

	Pension		OPEB
	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets at beginning of year	$303.4	$276.7	$—	$—
Actual return on plan assets	(24.6)	45.0	—	—
Employer contributions	1.8	1.8	6.1	6.5
Medicare Part D subsidy received	—	—	0.3	0.4
Benefits paid	(18.9)	(20.1)	(6.4)	(6.9)
Fair value of assets at end of year	$261.7	$303.4	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Pension		OPEB
	2018	2017	2018	2017
Funded status of plans:
Funded status	$(52.7)	$(40.7)	$(108.7)	$(120.8)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	—	—	—	—
Current liabilities	(1.8)	(1.8)	(7.5)	(7.5)
Non-current liabilities	(50.9)	(38.9)	(101.2)	(113.3)
Net amount recognized	$(52.7)	$(40.7)	$(108.7)	$(120.8)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$83.7	$71.2	$43.9	$58.4
Prior service cost (benefit)	1.4	1.0	(21.6)	(28.9)
Total	$85.1	$72.2	$22.3	$29.5
Pension Plans That Are Not Fully Funded
At December 31, 2018, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $314.4 million, $310.0 million, and $261.7 million, respectively.
At December 31, 2017, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $344.1 million, $339.4 million and $303.4 million, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2018	2017	2016	2018	2017	2016
Service cost	$4.3	$4.4	$4.6	$0.2	$0.8	$1.0
Interest cost	12.4	13.3	13.9	4.2	5.3	5.6
Expected return on plan assets	(21.1)	(19.0)	(18.8)	—	—	—
Amortization of prior service costs	0.1	0.1	0.1	(7.3)	(3.7)	(2.7)
Amortization of net loss	5.2	4.7	4.7	4.0	3.9	3.5
Curtailment (benefit) cost	—	—	—	—	(1.4)	—
Net periodic benefit cost	$0.9	$3.5	$4.5	$1.2	$4.9	$7.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2018	2017	2018	2017
Net loss (gain)	$17.6	$(7.5)	$(10.5)	$14.7
Prior service cost (benefit)	0.5	—	0.1	(27.4)
Amortization of net loss, including recognition due to settlement	(5.2)	(4.7)	(4.0)	(3.9)
Amortization of prior service (cost) benefit, including recognition due to curtailment	(0.1)	(0.1)	7.2	5.1
Total amount recognized in other comprehensive loss	12.8	(12.3)	(7.2)	(11.5)
Net periodic benefit cost	0.9	3.5	1.2	4.9
Total recognized in net periodic benefit cost and other comprehensive loss	$13.7	$(8.8)	$(6.0)	$(6.6)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2019
	Pension	OPEB
Amortization of net loss	$5.9	$3.7
Amortization of prior service cost (benefit)	0.1	(7.2)

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2018	2017	2018	2017
Discount rate (1)	4.39%	3.69%	4.27%	3.66%
Rate of compensation increase (2)	3%/3.5%	3%/4%	3%/3.5%	3%/4%
Measurement date	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2018	2017	2016	2018	2017	2016
Measurement date	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
Fiscal year end	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016
Discount rate (1)	3.69%	4.15%	4.44%	3.66%	4.05%	4.50%
Rate of compensation increase (2)	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%	3%/4%
Expected return on plan assets (3)	7.18%	6.82%	7.10%	—	—	—

(1)	We use the Ryan Above Median Yield Curve to determine the discount rate.

(2)
For 2018, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter. For 2017, the rate of compensation increase is 3% for the first two years and 4% per year thereafter. For 2016, the rate of compensation increase is 3% per year for the first three years and 4% per year thereafter.

(3)
The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

For measurement purposes, medical cost inflation is initially estimated to be 6.7%, and 7.4% for pre and post-65 participants, respectively, declining to 4.5% over twelve years and continuing thereafter.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2018:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$0.4	$(0.4)
Effect on accumulated postretirement benefit obligation	10.6	(9.1)
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
Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2018 Target	December 31, 2018	December 31, 2017
Equities:
U.S. equities	26%	25%	29%
International equities	22%	19%	26%
Fixed income	52%	56%	45%
		100%	100%

U.S. and international equities are held for their long-term expected return premium over fixed income investments and inflation. Fixed income is held for diversification relative to equities.

The strategic role of U.S. and international equities is to:

•	Provide higher expected returns of the major asset classes.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

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
Fair Value of Pension Plans’ assets included under the fair value hierarchy:

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$66.5	$—	$—	$66.5
International equities	49.0	—	—	49.0
Fixed income	146.2	—	—	146.2
Total	$261.7	$—	$—	$261.7
As of December 31, 2017
Equities:
U.S. equities	$86.5	$—	$—	$86.5
International equities	79.1	—	—	79.1
Fixed income	137.7	—	—	137.7
Total	$303.3	$—	$—	$303.3
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Pension and OPEB Cash Flows
During 2018 and 2017, we made contributions of approximately $1.8 million and $1.8 million, respectively, to the qualified defined benefit and SERB plans we sponsor.
We expect to make the following contributions for 2019:

2019
Expected pension plan contributions	$1.8
Expected OPEB benefits payments	7.5
Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2019	$20.6	$7.5
2020	20.8	7.4
2021	20.9	7.6
2022	21.1	7.6
2023	21.1	7.6
2024 – 2028	100.6	37.0
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

Century’s participation in the plan for the year ended December 31, 2018, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2018 (1)	Green
Pension Protection Act Zone Status 2017 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2018	$1.0
Contributions of Century Aluminum 2017	$0.8
Contributions of Century Aluminum 2016	$0.8
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2020

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

(1)
The most recent Pension Protection Act zone status available in 2018 and 2017 is for the plan's year-end December 31, 2017 and December 31, 2016, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $4.4 million, $4.5 million, and $3.9 million for 2018, 2017, and 2016, respectively.
12. Share-based Compensation
Amended and Restated Stock Incentive Plan. We award restricted share units and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 4,827,840 shares remaining at December 31, 2018.  Our share-based compensation consists of service-based and performance-based share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service.  In the past, we have granted stock options that have a term of 10 years and typically vest one-third on the grant date and an additional one-third on the first and second anniversary dates of the grant.  Our most recent grant of stock options was in 2009.
As of December 31, 2018, options to purchase 117,110 shares of common stock and 658,906 service-based share awards were outstanding.
A summary of activity under our Stock Incentive Plan during the year ended December 31, 2018 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	166,757	$11.02
Exercised	(32,147)	6.55
Forfeited/expired	(17,500)	49.18
Outstanding, fully vested and exercisable at December 31, 2018 (1)	117,110	$6.55	0.34	$0.1

(1)
As the result of actions in 2011 that were determined to be a "change of control" under the Stock Incentive Plan, all options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century. All of the outstanding options at December 31, 2018 have an exercise price of $6.55 per share and expire in May 2019.

Long-Term Incentive Plan. We also grant annual long-term incentive awards under our Amended and Restated Long-Term Incentive Plan (the "LTIP"). The LTIP is designed to provide senior-level employees the opportunity to earn long-term incentive awards through the achievement of performance goals and to align compensation with the interests of our stockholders. This is achieved by linking compensation to share price appreciation and total stockholder return over a multi-year period. Awards made under the LTIP are granted subject to the Stock Incentive Plan to the extent the award is deliverable in stock. We provide two types of LTIP awards: time-vested share units and performance units.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Time-vested share units are stock-settled awards which do not contain any performance-based vesting requirements.  Performance units can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our performance unit liability was approximately $2.2 million and $7.5 million as of December 31, 2018 and 2017, respectively. Both the performance units and time-vested share units vest, in their entirety, after three years.

Service-based share awards	Number
Outstanding at January 1, 2018	845,408
Granted	295,434
Vested	(443,265)
Forfeited	(38,671)
Outstanding at December 31, 2018	658,906

	Year ended December 31,
Service-based share awards	2018	2017	2016
Weighted average per share fair value of service-based share grants	$20.21	$8.92	$7.14
Total intrinsic value of option exercises	444	624	—
Fair Value Measurement of Share-Based Compensation Awards. We estimate the fair value of each stock option award using the Black-Scholes model on the date of grant.  We have not granted any stock options since 2009. For our service-based awards, fair value is equal to the closing stock price on the date of grant. For our performance-based awards, fair value is equal to the closing stock price at each reporting period end.
The following table summarizes the compensation cost recognized for the years ended December 31, 2018, 2017 and 2016 for all options, service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2018	2017	2016
Share-based compensation expense reported:
Performance-based share expense	$(0.1)	$4.0	$2.4
Service-based share expense	3.8	3.4	2.1
Total share-based compensation expense before income tax	3.7	7.4	4.5
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$3.7	$7.4	$4.5
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2018, 2017 and 2016. As of December 31, 2018, we had unrecognized compensation cost of $6.6 million before taxes.  This cost will be recognized over a weighted average period of two years.
13. Earnings (Loss) Per Share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The following table shows the basic and diluted earnings (loss) per share for 2018, 2017, and 2016:

	For the year ended December 31, 2018
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(66.2)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(66.2)	87.6	$(0.76)

	For the year ended December 31, 2017
	Net Income	Shares (in millions)	Per Share
Net income	$48.6
Amount allocated to common stockholders	92%
Basic EPS:
Net income allocated to common stockholders	$44.7	87.3	$0.51
Effect of dilutive securities:
Share-based compensation		0.7
Diluted EPS:	$44.7	88.0	$0.51

	For the year ended December 31, 2016
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(252.4)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(252.4)	87.1	$(2.90)

Securities excluded from the calculation of diluted EPS (in millions):	2018(1)	2017	2016(1)
Share-based compensation	1.4	0.6	0.9

(1)
In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

14. Income Taxes
On December 22, 2017, the President of the United States signed into law tax reform legislation (informally known as the Tax Cuts and Jobs Act (the “Act” or “Tax Act”)) that made significant changes to various areas of U.S. federal income tax law. The Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on certain foreign earnings, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction.
 ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which allowed us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, in accordance with SAB 118, the Company made a reasonable estimate of: (i) the one-time transition tax, and (ii) the effects on the Company’s existing deferred tax balances. In the current period, the Company finalized its accounting for the tax effects of enactment of the Tax Act and concluded that no material adjustments were required as of December 31, 2018.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

 In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  U.S. GAAP allows companies to make an accounting policy election to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or factor such amounts into the measurement of its deferred taxes (“deferred method”). We have elected to use the period cost method and the impact was immaterial.

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2018	2017	2016
U.S.	$(39.7)	$26.8	$(86.6)
Foreign	(30.9)	28.6	(164.3)
Total	$(70.6)	$55.4	$(250.9)

Significant components of income tax expense consist of the following:
	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal current expense (benefit)	$0.0	$(0.1)	$(0.2)
State current expense (benefit)	(1.1)	1.2	(0.1)
Foreign current expense	0.8	12.3	5.7
Total current expense (benefit)	(0.3)	13.4	5.4
Deferred:
U.S. federal deferred benefit	(1.6)	(2.5)	(1.6)
State deferred benefit	—	(0.0)	—
Foreign deferred tax expense (benefit)	1.7	(3.3)	(1.0)
Total deferred expense (benefit)	0.1	(5.8)	(2.6)
Total income tax expense (benefit)	$(0.2)	$7.6	$2.8

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2018	2017	2016
Federal Statutory Rate	21.0%	35.0%	35.0%
Permanent differences	(25.7)	57.5	7.7
State taxes, net of Federal benefit	3.5	(6.6)	6.1
Rate change	(0.6)	370.5	(4.2)
Foreign earnings taxed at different rates than U.S.	11.8	(40.5)	(13.5)
Valuation allowance	81.2	(401.4)	(27.5)
Transition tax	(13.8)	—	—
Net operating loss expiration and remeasurement	(75.8)	—	—
Changes in uncertain tax reserves	(1.4)	3.8	(1.0)
Other	0.1	(4.6)	(3.7)
Effective tax rate	0.3%	13.7%	(1.1)%
For the period ending December 31, 2018, the effective tax rate of 0.3% was lower than the statutory US tax rate of 21% primarily as a result of the non-recognition of current year domestic and foreign losses.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

For the period ending December 31, 2017, the Company’s U.S. deferred tax asset and related valuation allowance decreased by $205.2 million as a result of the Act in 2017. As the U.S. deferred tax asset had a full valuation allowance, this change in rate from 35% to 21% had no impact on the Company’s financial position or results of operations. The increase in permanent differences is a result of tax law changes related to our foreign operations. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2018	2017
Deferred tax assets:
Accrued postretirement benefit cost	$40.3	$39.4
Accrued liabilities	10.9	3.1
Share-based compensation	2.1	1.3
Goodwill	0.4	2.0
Net operating losses and tax credits	482.8	551.1
Foreign basis differences	13.5	13.9
Ravenswood retiree legal settlement	2.4	3.1
Other	1.9	3.1
Total deferred tax assets	554.3	617.0
Valuation allowance	(552.5)	(607.8)
Net deferred tax assets	$1.8	$9.2
Deferred tax liabilities:
Tax over financial statement depreciation	$(103.9)	$(109.7)
Total deferred tax liabilities	(103.9)	(109.7)
Net deferred tax liability	$(102.1)	$(100.5)
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
We have a valuation allowance of $552.5 million recorded for all of our U.S. deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2018. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The overall reduction in deferred tax assets, and the related valuation allowances, are primarily a result of the enactment of the Tax Act in 2017 and the expiration of certain NOLs.
The changes in the valuation allowance are as follows:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	2018	2017	2016
Beginning balance, valuation allowance	$607.8	$839.1	$768.8
Remeasurement of deferred tax assets	(32.1)	(205.2)	—
Release of valuation allowance	—	—	(6.0)
Expiration of net operating losses	(12.3)	—	—
Other change in valuation allowance	(11.0)	(26.1)	76.3
Ending balance, valuation allowance	$552.5	$607.8	$839.1
The significant components of our net operating loss carryforwards ("NOLs") are as follows:

	2018	2017
Federal (1)	$1,470.4	$1,514.2
State (2)	2,205.0	2,480.5
Foreign (3)	398.2	532.6

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOLs begin to expire in 2027.

(3)	The Icelandic NOL begins to expire in 2019; the Netherlands NOL begins to expire in 2022.
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

A reconciliation of the beginning and ending amounts of gross unrecognized tax positions (excluding interest) is as follows:

	2018	2017	2016
Balance as of January 1,	$8.4	$6.4	$3.8
Additions based on tax positions related to the current year	2.0	2.1	2.7
Decreases due to lapse of applicable statute of limitations	(0.9)	(0.1)	(0.1)
Settlements	—	—	—
Balance as of December 31,	$9.5	$8.4	$6.4

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

The components of our unrecognized tax positions are as follows:

	2018	2017	2016
Highly certain tax positions	$7.9	$8.3	$6.3
Other unrecognized tax benefits	1.6	0.1	0.1
Gross unrecognized tax benefits	$9.5	$8.4	$6.4
Accrued interest and penalties related to unrecognized tax positions	$0.1	$0.0	$—
We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

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
Our Icelandic tax returns are subject to examination beginning with the 2013 tax year.
As of December 31, 2018 and 2017 we had income taxes payable of $0.4 million and $12.2 million, respectively. The income taxes payable are included within accrued and other current liabilities in our Consolidated Balance Sheets.
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
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery is expected to be completed in the second quarter of 2019, and trial is currently set to begin in the second quarter of 2020. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter.
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
(amounts in millions, except share and per share amounts)

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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of the $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2018, $2.0 million was recorded in other current liabilities and $9.8 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

such deferred payments. We did not make any contributions during the years ended December 31, 2018, 2017 and 2016. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2020. Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2020. Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given.
Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a cost-based industrial rate and 75% of the Mt. Holly load is sourced from a supplier that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2020 and can be terminated by Mt. Holly on a 120 days' notice. The agreement with the other power supplier has a term through December 31, 2020 and may be terminated by Mt. Holly on 60 days' notice.
Grundartangi
Grundartangi has power purchase agreements for approximately 525 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2019 through 2036 (subject to extension). The power purchase agreements with HS and OR both provide power at LME-based variable rates for the duration of these agreements. The power purchase agreement with Landsvirkjun for 161 MW provides power at LME-based variable rates through October 2019 and rates linked to the Nord Pool power market from November 2019 through the expiration of the agreement on December 31, 2023.
Helguvik
Nordural Helguvik ehf ("Helguvik") has a power purchase agreement with OR to provide a portion of the power requirements to the Helguvik project. The agreement would provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement. The first phase of power under the OR purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi. The agreement also contains certain conditions to OR’s obligations with respect to the remaining phases and OR has alleged that certain of these conditions have not been satisfied. We are in discussions with OR with respect to such conditions and other matters pertaining to this agreement.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 65% of our total workforce.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Approximately 84% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement which is effective through December 31, 2019 that establishes wages and work rules for covered employees. 100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME") by a labor agreement that is effective through December 1, 2020.
Approximately 57% of our U.S. based work force is represented by USW. The labor agreement for Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.
16. Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2018	2017
Beginning balance, ARO liability	$28.5	$35.4
Additional ARO liability incurred	3.6	1.4
ARO liabilities settled	(6.5)	(9.9)
Accretion expense	1.9	1.9
Revisions in estimated cash flows	(9.3)	(0.3)
Ending balance, ARO liability	$18.2	$28.5
Revisions in estimated cash flows during 2018 were related to a change in estimate of future disposal costs of spent potliners.

17. Quarterly Information (Unaudited)
Financial results by quarter for the years ended December 31, 2018 and 2017 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
2018
4th Quarter (1)	$486.9	$(59.3)	$(65.0)	$(65.0)	$(0.74)	$(0.74)
3rd Quarter (2)	481.8	(11.8)	(20.3)	(20.3)	(0.23)	(0.23)
2nd Quarter (3)	470.0	33.7	19.4	17.9	0.20	0.20
1st Quarter	454.5	14.5	(0.3)	(0.3)	(0.00)	(0.00)
2017
4th Quarter (4)	$433.9	$47.9	$35.8	$33.0	$0.38	$0.37
3rd Quarter	400.6	41.4	20.8	19.1	0.22	0.22
2nd Quarter	388.8	22.5	7.1	6.6	0.08	0.07
1st Quarter (5)	365.8	16.8	(15.1)	(15.1)	(0.17)	(0.17)

(1)	The fourth quarter of 2018 was unfavorably impacted by realization of a lower of cost or net realizable value adjustment of $30.6 million.

(2)	The third quarter of 2018 was favorably impacted by a $4.5 million gain on the extinguishment of the remainder of our contractual commitments associated with the construction of the Helguvik project.

(3)	The second quarter of 2018 reflects our temporary curtailment of one potline at our Sebree aluminum smelter due to an equipment failure that was brought back online in the third quarter.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

(4)	The fourth quarter of 2017 was favorably impacted by a $7.3 million gain on the extinguishment of a portion of our contractual commitments associated with the construction of the Helguvik project.

(5)	The first quarter of 2017 was unfavorably impacted by net losses on forward and derivative contracts of $16.1 million.
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
A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2018	2017	2016
Primary	$1,480.7	$1,531.0	$1,493.0
Corporate, unallocated	56.8	50.6	47.3
Total assets	$1,537.5	$1,581.6	$1,540.3

(1)
Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2018	2017	2016
Net sales:
United States	$1,138.6	$938.4	$808.9
Iceland	754.6	650.7	510.2
Long-lived assets: (1)
United States	$396.0	$370.0	$395.1
Iceland	554.3	583.0	625.9
Other	76.5	75.0	78.7

(1)	Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
In 2018, revenues from two customers exceeded 10% of our net sales compared to one customer in 2017 and 2016.  A loss of these customers could have a material adverse effect on our results of operations.  The net sales related to the customers is as follows:

	Year Ended December 31,
	2018	2017	2016
Glencore	$1,204.5	$1,198.1	$1,178.6
Southwire	222.4	77.2	—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

19. Derivatives
As of December 31, 2018, we had an open position of 58,106 tonnes related to LME forward financial sales contracts to fix the forward LME price. These contracts are expected to settle monthly, between November 2019 and December 2020. In 2018, we also entered into Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2019. As of December 31, 2018, we had an open position of 36,000 tonnes.
We have financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of December 31, 2018, we had open positions related to such arrangements of 12,019 tonnes settling at various dates through March 2020.
In 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 2019 through December 2020 (the “power price swaps”). As of December 31, 2018, we had an open position of 256,200 MWh related to the power price swaps. Because the power price swaps are settled in euros, in 2018 we entered into financial contracts to hedge the risk of fluctuations associated with the euro (the "FX swaps"). As of December 31, 2018, we had open positions related to the FX swaps for €2.8 million euros that settle monthly from November 2019 through December 2020.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as hedging instruments as of December 31, 2018 and 2017:

	Asset Fair Value
	2018	2017
Commodity contracts (1)	$8.2	$1.7
Foreign exchange contracts (2)	—	—
Total	$8.2	$1.7

	Liability Fair Value
	2018	2017
Commodity contracts (1)	$2.2	$1.2
Foreign exchange contracts (2)	0.3	—
Total	$2.5	$1.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, and power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Commodity contracts	$6.6	$(16.5)	$3.5
Foreign exchange contracts	(0.3)	—	—
Total	$6.3	$(16.5)	$3.5

20. Condensed Consolidating Financial Information

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

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

The following summarized condensed consolidating statements of comprehensive income (loss) for the twelve months ended December 31, 2018, 2017 and 2016, condensed consolidating balance sheets as of December 31, 2018 and December 31, 2017 and the condensed consolidating statements of cash flows for the twelve months ended December 31, 2018, 2017 and 2016 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$453.6	$750.9	$—	$1,204.5
Other customers	—	685.0	3.7	—	688.7
Total net sales	—	1,138.6	754.6	—	1,893.2
Cost of goods sold	—	1,169.2	746.9	—	1,916.1
Gross profit (loss)	—	(30.6)	7.7	—	(22.9)
Selling, general and administrative expenses	23.3	11.6	5.3	—	40.2
Helguvik (gains)	—	—	(4.5)	—	(4.5)
Other operating expense - net	—	—	0.4	—	0.4
Operating income (loss)	(23.3)	(42.2)	6.5	—	(59.0)
Interest expense	(20.6)	(1.6)	(0.2)	—	(22.4)
Intercompany Interest	36.3	9.5	(45.8)	—	—
Interest income	0.3	—	1.2	—	1.5
Net gain on forward and derivative contracts	1.3	1.4	3.6	—	6.3
Other income (expense) - net	2.1	(1.9)	2.8	—	3.0
Income (loss) before income taxes and equity in earnings of joint ventures	(3.9)	(34.8)	(31.9)	—	(70.6)
Income tax (expense) benefit	2.6	—	(2.4)	—	0.2
Income (loss) before equity in earnings of joint ventures	(1.3)	(34.8)	(34.3)	—	(70.4)
Equity in earnings (loss) of joint ventures	(64.9)	0.6	4.2	64.3	4.2
Net income (loss)	(66.2)	(34.2)	(30.1)	64.3	(66.2)
Other comprehensive income (loss) before income tax effect	(5.5)	(24.2)	5.2	19.0	(5.5)
Income tax effect	(1.5)	—	—	—	(1.5)
Other comprehensive income (loss)	(7.0)	(24.2)	5.2	19.0	(7.0)
Total comprehensive income (loss)	$(73.2)	$(58.4)	$(24.9)	$83.3	$(73.2)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2017*
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$547.5	$650.6	$—	$1,198.1
Other customers	—	390.9	0.1	—	391.0
Total net sales	—	938.4	650.7	—	1,589.1
Cost of goods sold	—	885.5	572.3	—	1,457.8
Gross profit	—	52.9	78.4	—	131.3
Selling, general and administrative expenses	27.2	12.9	4.7	—	44.8
Helguvik (gains)	—	—	(7.3)	—	(7.3)
Ravenswood (gains)	—	—	(5.5)	—	(5.5)
Other operating expense - net	—	—	2.1	—	2.1
Operating income (loss)	(27.2)	40.0	84.4	—	97.2
Interest expense	(20.4)	(1.6)	(0.2)	—	(22.2)
Intercompany Interest	37.3	8.6	(45.9)	—	—
Interest income	0.5	—	0.9	—	1.4
Net gain (loss) on forward and derivative contracts	—	(17.0)	0.5	—	(16.5)
Other income (expense) - net	0.2	0.4	(5.1)	—	(4.5)
Income (loss) before income taxes and equity in earnings of joint ventures	(9.6)	30.4	34.6	—	55.4
Income tax (expense) benefit	0.5	0.9	(9.0)	—	(7.6)
Income (loss) before equity in earnings of joint ventures	(9.1)	31.3	25.6	—	47.8
Equity in earnings (loss) of joint ventures	57.7	2.7	0.8	(60.4)	0.8
Net income	48.6	34.0	26.4	(60.4)	48.6
Other comprehensive income before income tax effect	23.7	12.7	1.5	(14.2)	23.7
Income tax effect	(1.5)	—	0.0	0.0	(1.5)
Other comprehensive income	22.2	12.7	1.5	(14.2)	22.2
Total comprehensive income	$70.8	$46.7	$27.9	$(74.6)	$70.8

*As adjusted due to the adoption of ASU 2017-07

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2016*
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$668.5	$510.1	$—	$1,178.6
Other customers	—	140.4	0.1	—	140.5
Total net sales	—	808.9	510.2	—	1,319.1
Cost of goods sold	—	857.7	467.5	—	1,325.2
Gross profit (loss)	—	(48.8)	42.7	—	(6.1)
Selling, general and administrative expenses	19.4	9.9	9.6	—	38.9
Helguvik impairment	—	—	152.2	—	152.2
Ravenswood losses	—	—	26.8	—	26.8
Other operating expense - net	—	—	3.9	—	3.9
Operating income (loss)	(19.4)	(58.7)	(149.8)	—	(227.9)
Interest expense	(20.3)	(1.7)	(0.2)	—	(22.2)
Intercompany Interest	39.2	8.1	(47.3)	—	—
Interest income	0.2	0.0	0.6	—	0.8
Net gain on forward and derivative contracts	—	3.5	—	—	3.5
Other income (expense) - net	(0.1)	(4.7)	(0.3)	—	(5.1)
Loss before income taxes and equity in earnings of joint ventures	(0.4)	(53.5)	(197.0)	—	(250.9)
Income tax (expense) benefit	1.9	—	(4.7)	—	(2.8)
Loss before equity in earnings (loss) of joint ventures	1.5	(53.5)	(201.7)	—	(253.7)
Equity in earnings (loss) of subsidiaries and joint ventures	(253.9)	12.5	1.3	241.4	1.3
Net loss	(252.4)	(41.0)	(200.4)	241.4	(252.4)
Other comprehensive income before income tax effect	0.3	1.9	5.1	(7.0)	0.3
Income tax effect	(1.5)	—	0.0	0.0	(1.5)
Other comprehensive income (loss)	(1.2)	1.9	5.1	(7.0)	(1.2)
Total comprehensive loss	$(253.6)	$(39.1)	$(195.3)	$234.4	$(253.6)

*As adjusted due to the adoption of ASU 2017-07

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$0.1	$0.0	$38.8	$—	$38.9
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.5	81.8	0.2	—	82.5
Due from affiliates	—	13.1	9.6	—	22.7
Inventories	—	210.7	133.1	—	343.8
Prepaid and other current assets	6.4	3.4	8.2	—	18.0
Total current assets	7.0	309.8	189.9	—	506.7
Property, plant and equipment - net	20.6	320.7	626.0	—	967.3
Investment in subsidiaries	668.3	54.5	—	(722.8)	—
Due from affiliates - long term	751.7	517.6	7.2	(1,276.5)	—
Other assets	29.8	2.1	31.6	—	63.5
TOTAL	1,477.4	1,204.7	854.7	(1,999.3)	1,537.5

Accounts payable, trade	3.7	84.1	31.6	—	119.4
Due to affiliates	—	—	10.3	—	10.3
Accrued and other current liabilities	15.8	22.8	13.9	—	52.5
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Revolving credit facility	23.3	—	—	—	23.3
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	44.7	123.0	56.6	—	224.3
Senior notes payable	248.6	—	—	—	248.6
Accrued pension benefits costs - less current portion	23.2	20.7	7.0	—	50.9
Accrued postretirement benefits costs - less current portion	0.7	98.9	1.6	—	101.2
Other liabilities	2.8	23.5	19.7	—	46.0
Due to affiliates - long term	395.4	307.6	573.5	(1,276.5)	—
Deferred taxes	(0.2)	1.8	102.7	—	104.3
Total noncurrent liabilities	670.5	452.5	704.5	(1,276.5)	551.0
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	0.1	(0.1)	1.0
Other shareholders' equity	761.2	629.2	93.5	(722.7)	761.2
Total shareholders' equity	762.2	629.2	93.6	(722.8)	762.2
TOTAL	$1,477.4	$1,204.7	$854.7	$(1,999.3)	$1,537.5

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$64.3	$(0.1)	$103.0	$—	$167.2
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	—	42.8	0.3	—	43.1
Due from affiliates	0.1	10.3	—	—	10.4
Inventories	0.2	205.1	112.2	—	317.5
Prepaid and other current assets	3.3	0.8	10.6	—	14.7
Total current assets	67.9	259.7	226.1	—	553.7
Property, plant and equipment - net	19.4	295.8	656.7	—	971.9
Investment in subsidiaries	751.8	54.0	—	(805.8)	—
Due from affiliates - long term	513.3	349.6	9.4	(872.3)	—
Other assets	28.0	34.1	25.9	(32.0)	56.0
TOTAL	1,380.4	993.2	918.1	(1,710.1)	1,581.6

Accounts payable, trade	6.3	51.4	32.2	—	89.9
Due to affiliates	0.4	2.6	17.4	—	20.4
Accrued and other current liabilities	16.0	19.3	26.1	—	61.4
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	24.6	89.4	76.5	—	190.5
Senior notes payable	248.2	—	—	—	248.2
Accrued pension benefits costs - less current portion	39.5	18.3	13.1	(32.0)	38.9
Accrued postretirement benefits costs - less current portion	0.9	110.4	1.7	—	113.0
Other liabilities	3.5	32.0	22.4	—	57.9
Due to affiliates - long term	234.1	53.8	584.4	(872.3)	—
Deferred taxes	—	1.7	101.8	—	103.5
Total noncurrent liabilities	526.2	216.2	723.4	(904.3)	561.5
Preferred stock	0.0	—	—	—	0.0
Common stock	0.9	—	0.1	(0.1)	0.9
Other shareholders' equity	828.7	687.6	118.1	(805.7)	828.7
Total shareholders' equity	829.6	687.6	118.2	(805.8)	829.6
TOTAL	$1,380.4	$993.2	$918.1	$(1,710.1)	$1,581.6

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(53.0)	$(19.5)	$3.4	$—	$(69.1)
Purchase of property, plant and equipment	(4.4)	(65.1)	(13.5)	—	(83.0)
Proceeds from sale of property, plant and equipment	—	—	0.1	—	0.1
Intercompany transactions	21.6	54.7	2.2	(78.5)	—
Net cash provided by (used in) investing activities	17.2	(10.4)	(11.2)	(78.5)	(82.9)
Borrowings under revolving credit facilities	120.1	—	—	—	120.1
Repayments under revolving credit facilities	(96.8)	—	—	—	(96.8)
Issuance of common stock	0.4	—	—	—	0.4
Intercompany transactions	(52.1)	30.0	(56.4)	78.5	—
Net cash provided by (used in) financing activities	(28.4)	30.0	(56.4)	78.5	23.7
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(64.2)	0.1	(64.2)	—	(128.3)
Cash, cash equivalents, and restricted cash, beginning of period	64.3	0.7	103.0	—	168.0
Cash, cash equivalents, and restricted cash, end of period	$0.1	$0.8	$38.8	$—	$39.7

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2017*
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(34.5)	$(7.0)	$96.0	$(3.0)	$51.5
Purchase of property, plant and equipment	(10.9)	(8.1)	(12.8)	—	(31.8)
Proceeds from sale of property, plant and equipment	—	0.9	13.5	—	14.4
Intercompany transactions	75.6	6.2	(7.6)	(74.2)	—
Net cash provided by (used in) investing activities	64.7	(1.0)	(6.9)	(74.2)	(17.4)
Borrowings under revolving credit facilities	1.3	—	—	—	1.3
Repayments under revolving credit facilities	(1.3)	—	—	—	(1.3)
Issuance of common stock	0.4	—	—	—	0.4
Intercompany transactions	(3.1)	8.2	(82.3)	77.2	—
Net cash provided by (used in) financing activities	(2.7)	8.2	(82.3)	77.2	0.4
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	27.5	0.2	6.8	—	34.5
Cash, cash equivalents, and restricted cash, beginning of period	36.8	0.5	96.2	—	133.5
Cash, cash equivalents, and restricted cash, end of period	$64.3	$0.7	$103.0	$—	$168.0

*As adjusted due to the adoption of ASU 2016-18.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2016*
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(63.4)	$19.0	$82.6	$—	$38.2
Purchase of property, plant and equipment	(1.4)	(7.8)	(12.7)	—	(21.9)
Proceeds from sale of property, plant and equipment	—	—	1.0	—	1.0
Intercompany transactions	27.8	(15.4)	(0.9)	(11.5)	—
Net cash used in investing activities	26.4	(23.2)	(12.6)	(11.5)	(20.9)
Borrowings under revolving credit facilities	1.2	—	—	—	1.2
Repayments under revolving credit facilities	(1.2)	—	—	—	(1.2)
Intercompany transactions	15.4	7.5	(34.4)	11.5	—
Net cash used in financing activities	15.4	7.5	(34.4)	11.5	—
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(21.6)	3.3	35.6	—	17.3
Cash, cash equivalents, and restricted cash, beginning of period	58.4	(2.8)	60.6	—	116.2
Cash, cash equivalents, and restricted cash, end of period	$36.8	$0.5	$96.2	$—	$133.5

*As adjusted due to the adoption of ASU 2016-18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2018.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2018.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2019, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2019.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2019, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2019, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2019.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2019, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2019.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2019, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2019.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the consolidated financial statements

(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
(a) (3) List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company.	10-Q	001-34474	November 9, 2012
3.2	Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	September 18, 2012
3.3	Amendment No. 1 to Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	December 14, 2015
4.1	Form of Stock Certificate.	10-K	001-34474	February 28, 2018
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008.	8-K	000-27918	July 8, 2008
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
		8-K	001-34474	June 10, 2013
10.2	Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-34474	June 10, 2013
10.3
Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		10-Q	001-34474	November 2, 2018
10.4	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.5	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	011-34474	April 15, 2016

10.6	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	01134474	February 28, 2018
10.7	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.8	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.9	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.10	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.11	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.12
Amended and Restated Aluminum Purchase Agreement, dated as of February 23, 2015, by and between Century Aluminum Company, NSA General Partnership, Century Aluminum Sebree LLC, Century Aluminum of South Carolina, Inc., Century Aluminum of West Virginia, Inc. and Glencore Ltd.**
		10-Q	001-34474	May 1, 2015
10.13	Offer Letter, dated July 5, 2018, between Century Aluminum and Craig C. Conti	8-K	00134474	July 16, 2018
10.14	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.15	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.16	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.17	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.18	Century Aluminum Company Annual Incentive Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-34474	March 2, 2015
10.19	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan.*	8-K	001-34474	March 25, 2013
10.20	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.21	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.22	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.23	Form of Time-Vesting Performance Share Unit Award Agreement.*	8-K	001-34474	June 27, 2014
10.24	Form of Performance Unit Award Agreement.*	8-K	001-34474	March 24, 2016
10.25	Form of Stock Option Agreement - Employee.*	10-K	000-27918	March 16, 2006
10.26	Form of Amendment No. 1 to the Stock Option Agreement - Employee.*	10-Q	001-34474	August 9, 2011
10.27	Amended and Restated Non-Employee Directors Stock Option Plan.*	8-K	000-27918	August 16, 2005

10.28	Form of Stock Option Agreement - Non-Employee Director.*	10-K	000-27918	March 16, 2006
10.29	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 7, 2016
10.30	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement.*	10-K	001-34474	March 7, 2016
10.31	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer)
Dated:	February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL A. BLESS	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Michael A. Bless

*	Chairman	February 28, 2019
Andrew Michelmore

*	Director	February 28, 2019
Jarl Berntzen

*	Director	February 28, 2019
Errol Glasser

*	Director	February 28, 2019
Wilhelm van Jaarsveld

/s/ CRAIG C. CONTI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Craig C. Conti

/s/ ELISABETH INDRIANI	Global Controller (Principal Accounting Officer)	February 28, 2019
Elisabeth Indriani

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact