Form 10-Q
period 2019-03-31
CENTURY ALUMINUM CO
filed 2019-05-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CENX	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
The registrant had 88,816,757 shares of common stock outstanding at April 30, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2019	2018
NET SALES:
Related parties	$311.3	$296.2
Other customers	178.7	158.3
Total net sales	490.0	454.5
Cost of goods sold	502.8	440.0
Gross profit (loss)	(12.8)	14.5
Selling, general and administrative expenses	14.7	10.7
Other operating (income) expense - net	0.3	0.3
Operating income (loss)	(27.8)	3.5
Interest expense	(5.8)	(5.5)
Interest income	0.2	0.5
Net gain (loss) on forward and derivative contracts	(5.7)	0.7
Other income (expense) - net	1.1	(1.1)
Income (loss) before income taxes and equity in earnings of joint ventures	(38.0)	(1.9)
Income tax benefit (expense)	2.9	1.0
Income (loss) before equity in earnings of joint ventures	(35.1)	(0.9)
Equity in earnings of joint ventures	0.5	0.6
Net income (loss)	$(34.6)	$(0.3)

Net income (loss) allocated to common stockholders	$(34.6)	$(0.3)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.39)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	88.1	87.6
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended March 31,
	2019	2018
Comprehensive income (loss):
Net income (loss)	$(34.6)	$(0.3)
Other comprehensive income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.0)	(0.0)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(1.3)	(1.8)
Amortization of net loss during the period	1.9	2.6
Other comprehensive income before income tax effect	0.6	0.8
Income tax effect	(0.3)	(0.4)
Other comprehensive income	0.3	0.4
Total comprehensive income (loss)	$(34.3)	$0.1

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$22.2	$38.9
Restricted cash	0.8	0.8
Accounts receivable - net	90.9	82.5
Due from affiliates	23.8	22.7
Inventories	327.4	343.8
Prepaid and other current assets	18.2	18.0
Total current assets	483.3	506.7
Property, plant and equipment - net	960.1	967.3
Leases - right of use assets	24.6	—
Other assets	62.4	63.5
TOTAL	$1,530.4	$1,537.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$113.2	$119.4
Due to affiliates	3.1	10.3
Accrued and other current liabilities	59.2	52.5
Accrued employee benefits costs	11.0	11.0
Revolving credit facility	35.3	23.3
Industrial revenue bonds	7.8	7.8
Total current liabilities	229.6	224.3
Senior notes payable	248.8	248.6
Accrued pension benefits costs - less current portion	49.9	50.9
Accrued postretirement benefits costs - less current portion	100.7	101.2
Other liabilities	48.4	46.0
Leases - right of use liabilities	22.8	—
Deferred taxes	102.1	104.3
Total noncurrent liabilities	572.7	551.0
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,523.3	2,523.0
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(99.7)	(98.7)
Accumulated deficit	(1,610.2)	(1,576.8)
Total shareholders’ equity	728.1	762.2
TOTAL	$1,530.4	$1,537.5

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34.6)	$(0.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on derivative instruments	5.6	(0.4)
Lower of cost or NRV inventory adjustment	—	(3.2)
Depreciation and amortization	24.3	21.5
Other non-cash items - net	(4.5)	(4.6)
Change in operating assets and liabilities:
Accounts receivable - net	(8.4)	(40.3)
Due from affiliates	(1.1)	1.7
Inventories	16.4	(10.0)
Prepaid and other current assets	2.6	0.8
Accounts payable, trade	(10.2)	5.4
Due to affiliates	(7.2)	(6.0)
Accrued and other current liabilities	(3.8)	6.2
Other - net	(0.6)	(3.8)
Net cash provided by (used in) operating activities	(21.5)	(33.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10.6)	(3.5)
Net cash provided by (used in) investing activities	(10.6)	(3.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	169.6	0.3
Repayments under revolving credit facilities	(157.6)	(0.3)
Other short term borrowings	3.4	—
Issuance of common stock	—	0.1
Net cash provided by (used in) financing activities	15.4	0.1
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16.7)	(36.4)
Cash, cash equivalents and restricted cash, beginning of period	39.7	168.0
Cash, cash equivalents and restricted cash, end of period	$23.0	$131.6

Supplemental Cash Flow Information:
Cash paid for:
Interest	$0.4	$0.2
Taxes	0.1	0.5
Non-cash investing activities:
Capital expenditures	4.0	—
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2017	$0.0	$0.9	$2,517.4	$(86.3)	$(91.7)	$(1,510.7)	$829.6
Net income (loss)	—	—	—	—	—	(0.3)	(0.3)
Other comprehensive income (loss)	—	—	—	—	0.4	—	0.4
Share-based compensation	—	—	0.7	—	—	—	0.7
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, March 31, 2018	$0.0	$0.9	$2,518.1	$(86.3)	$(91.3)	$(1,511.0)	$830.4

Balance, December 31, 2018	$0.0	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2
Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net income (loss)	—	—	—	—	—	(34.6)	(34.6)
Other comprehensive income (loss)	—	—	—	—	0.3	—	0.3
Share-based compensation	—	0.0	0.3	—	—	—	0.3
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, March 31, 2019	$0.0	$1.0	$2,523.3	$(86.3)	$(99.7)	$(1,610.1)	$728.1

*ASU 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 8. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2019 and 2018
(amounts in millions, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Recently Adopted Accounting Standards
On January 1, 2019, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842).” See Note 4. Leases for further information regarding our adoption of ASC 842 and impacts to the financial statements.
On January 1, 2019, we adopted FASB ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” See Note 8. Income Taxes for further information regarding our adoption of ASU 2018-02.
For the quarter ended March 31, 2019, we have adopted the requirements in SEC Final Rule 33-10532 “Disclosure Updates and Simplification.” The adoption of this guidance resulted in presentation of the Consolidated Statements of Shareholders' Equity as part of our quarterly financial statements.

2.	Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2019 and 2018 are described below. We believe all of our transactions with Glencore and BHH are at prices that approximate market.
Glencore ownership
As of March 31, 2019, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (47.0% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 7. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, and certain forward financial contracts.
Sales to Glencore
For the three months ended March 31, 2019 and 2018 we derived approximately 64% and 65%, respectively, of our consolidated sales from Glencore. Glencore purchases the aluminum we produce for resale.
Glencore purchases aluminum produced at our North American smelters at prices based on the London Metal Exchange (the "LME") plus the Midwest regional delivery premium and any product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any applicable product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at prices that approximate market. For the three months ended March 31, 2019, we recorded $8.2 million of revenue related to 21,865 metric tonnes.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2019, were priced based on a published alumina index.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 14. Derivatives regarding these forward financial sales contracts.

Glencore Loan

On April 29, 2019, we entered into a Loan Agreement dated as of April 29, 2019 (the “Loan Agreement”) with Glencore pursuant to which we borrowed $40.0 million (the “Loan”) on that date.  See Note 10. Debt for additional information.
Transactions with Baise Haohai Carbon Co., Ltd. ("BHH")
We own a 40% stake in BHH and have an agreement to purchase carbon anodes from them for use in our manufacturing operations.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended March 31,
	2019	2018
Net sales to Glencore	$311.3	$296.2
Purchases from Glencore	90.7	48.4
Purchases from BHH	6.1	7.4

3.	Revenue

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” and the related amendments (“ASC 606”). We disaggregate our revenue by geographical region as follows:

Net Sales	For the three months ended March 31,
	2019	2018
United States	$325.2	$268.2
Iceland	164.8	186.3
Total	$490.0	$454.5
Trade accounts receivable - net increased by $6.0 million from December 31, 2018, driven primarily by outstanding receivables due from third party customers with longer payment terms than our related party customer.
4. Leases
On January 1, 2019 we adopted ASC 842, “Leases” and the related amendments (“ASC 842”) using the modified retrospective transition method. Accordingly, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect to retained earnings of initially applying this standard was zero.
In adopting ASC 842, we have not separated lease and non-lease components within our contracts and we have not recognized the impact of leases with terms of less than one year in the right of use asset (“ROUA”) and right of use liability (“ROUL”) balances recorded as part of the adoption of ASC 842. Furthermore, we elected the package of three practical expedients, which allowed us to not reassess whether expired or existing contracts contain leases, lease classification of existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. We do not have any initial direct costs that were previously capitalized. As of March 31, 2019, our ROUA balance recorded in Leases-right of use assets as part of Non-current assets is $24.6 million, our ROUL balance recorded as part of Accrued and other current liabilities is $2.0 million and our ROUL balance recorded as part of noncurrent liabilities is $22.8 million.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The undiscounted maturities of our operating lease liability balances are as follows (in millions):

Year	As of March 31, 2019
2019	$1.4
2020	0.5
2021	0.4
2022	0.1
2023	0.2
Thereafter	40.8
Total	43.4
Less: Interest	(18.6)
ROUL	$24.8

We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we considered our historical practices related to renewal of certain leases. The weighted average remaining lease term for our operating leases as of March 31, 2019 is 15.0 years. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.
We used our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL for our operating leases. The incremental borrowing rate was determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We have considered the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases as of March 31, 2019 is 7.3%.
Total operating lease expense for the three-month period ended March 31, 2019 was $2.2 million, which includes short term lease expense of $1.2 million. The total lease expense for the period is included in Cost of goods sold on the Consolidated Statements of Operations. The full balance of operating lease expense is included in operating income on the Consolidated Statements of Operations. During the three-month period ended March 31, 2019, we had cash outflows of $1.0 million for amounts included in the ROUL balance at the beginning of the period related to our operating leases.
During the first quarter of 2019, we did not enter any material new lease agreements.

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
The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$14.3	$—	$—	$14.3
Trust assets (1)	0.1	—	—	0.1
Surety bonds	2.1	—	—	2.1
Derivative instruments	—	5.2	3.7	8.9
TOTAL	$16.5	$5.2	$3.7	$25.4

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	5.2	3.6	8.8
TOTAL	$—	$5.2	$3.6	$8.8

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.5	$—	$—	$7.5
Trust assets (1)	0.1	—	—	0.1
Surety bonds	2.1	—	—	2.1
Derivative instruments	—	3.2	5.0	8.2
TOTAL	$9.7	$3.2	$5.0	$17.9
LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	2.0	0.5	2.5
TOTAL	$—	$2.0	$0.5	$2.5

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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2019			2018
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(34.6)			$(0.3)
Amount allocated to common stockholders	100.0%			100.0%
Basic and Diluted EPS: (1)	$(34.6)	88.1	$(0.39)	$(0.3)	87.6	0.00

	Three months ended March 31,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2019	2018
Share-based compensation	0.6	1.4
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
Common Stock
As of March 31, 2019 and December 31, 2018, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 95,994,278 shares were issued and 88,807,757 shares were outstanding at March 31, 2019; 95,289,961 shares were issued and 88,103,440 shares were outstanding at December 31, 2018.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of March 31, 2019 and December 31, 2018, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At March 31, 2019 and December 31, 2018, there were 68,944 and 71,967 shares of Series A Convertible Preferred Stock outstanding, respectively, and held by Glencore.
The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion of preferred to common shares is 100 shares of common stock for each share of preferred stock.

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the three months ended March 31, 2019 and 2018.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2018	71,967	7,186,521	88,103,440
Conversion of convertible preferred stock	(3,023)	—	302,255
Issuance for share-based compensation plans	—	—	402,062
Ending balance as of March 31, 2019	68,944	7,186,521	88,807,757

Beginning balance as of December 31, 2017	74,364	7,186,521	87,544,777
Conversion of convertible preferred stock	(133)	—	13,343
Issuance for share-based compensation plans	—	—	17,749
Ending balance as of March 31, 2018	74,231	7,186,521	87,575,869
Stock Repurchase Program
In 2011, our Board of Directors authorized a $60.0 million common stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. The stock repurchase program may be suspended or discontinued at any time.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Through March 31, 2019, we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no share repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of March 31, 2019.

8.	Income Taxes
We recorded income tax benefit of $2.9 million and $1.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively, which primarily consisted of tax benefits on losses from foreign operations.
Our income tax benefit or expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense/benefit and pre-tax accounting income/loss.
As of March 31, 2019, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
On December 22, 2017, the President of the United States signed into law tax reform legislation (informally known as the Tax Cuts and Jobs Act (the "Act" or "Tax Act")) that made significant changes to various areas of U.S. federal income tax law. On January 1, 2019, the Company adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Act. In accordance with the provisions of the ASU, $1.3 million of stranded tax effects related to the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings in the first quarter of 2019. This reclassification includes the impact of the change in the federal corporate income tax rate and the related federal benefit of state taxes.
The Company’s accounting policy with respect to releasing income tax effects from accumulated other comprehensive income is to apply a security by security approach whereby the tax effects are measured based on the change in the unrealized gains or losses reflected in other comprehensive loss.

9.	Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$93.9	$100.8
Work-in-process	50.0	49.5
Finished goods	35.9	47.3
Operating and other supplies	147.6	146.2
Total inventories	$327.4	$343.8
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

10.	Debt

	March 31, 2019	December 31, 2018
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. revolving credit facility (2)	35.3	23.3
Other short-term borrowings	3.4	—
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $1.2 million and $1.4 million, respectively, interest payable semiannually	248.8	248.6
Total	$295.3	$279.7
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2019 was 1.69%.
(2) The U.S. revolving credit facility is classified as a current liability because we repay amounts outstanding and reborrow funds based on our working capital requirements. Borrowings bear interest at our option of either LIBOR or a base rate, plus, in each case, an applicable interest margin. At March 31, 2019, interest on the base rate portion was 5.75%, and interest on the LIBOR portion was 3.74%.
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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $251.3 million and $247.9 million, as of March 31, 2019 and December 31, 2018, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
Glencore Loan
On April 29, 2019, we entered into the Loan Agreement with Glencore pursuant to which the Company borrowed $40.0 million on that date.  The Loan matures on December 31, 2021, and is to be repaid in twenty-four (24) equal monthly installments of principal, together with interest, beginning on January 31, 2020.  The Loan bears interest at a floating rate equal to LIBOR plus 5.375% and is not secured by any collateral.
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
The U.S. revolving credit facility matures on the earlier of May 2023 or six months before the stated maturity of our outstanding senior secured notes. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2019, there were $35.3 million in outstanding borrowings

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility.

Status of our U.S. revolving credit facility:	March 31, 2019
Credit facility maximum amount	$175.0
Borrowing availability	175.0
Outstanding letters of credit issued	37.7
Outstanding borrowings	35.3
Borrowing availability, net of outstanding letters of credit and borrowings	102.0
Iceland Revolving Credit Facility
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

Status of our Iceland revolving credit facility:	March 31, 2019
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	50.0

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
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery is expected to be completed in the second or third quarter of 2019, and trial is currently set to begin in the second quarter of 2020. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then net present value of the liability of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of March 31, 2019, $2.0 million had been recorded in other current liabilities and $10.0 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended March 31, 2019 and 2018. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2020. Each of these agreements provide for automatic extension on a year-to-year basis unless a one-year notice is given.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2020. Each of these agreements provides for automatic extension on a year-to-year basis unless a one-year notice is given.
Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a cost-based industrial rate and 75% of the Mt. Holly load is sourced from a supplier that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2020 and may be terminated by Mt. Holly on 120 days' notice. The agreement with the other power supplier has a term through December 31, 2020 and may be terminated by Mt. Holly on 60 days’ notice.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

12.	Components of Accumulated Other Comprehensive Loss

Components of AOCL:	March 31, 2019	December 31, 2018
Defined benefit plan liabilities	$(106.7)	$(107.3)
Unrealized loss on financial instruments	2.4	2.5
Other comprehensive loss before income tax effect	(104.3)	(104.8)
Income tax effect (1)	4.6	6.1
Accumulated other comprehensive loss	$(99.7)	$(98.7)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2019	December 31, 2018
Defined benefit plan liabilities	$5.1	$6.6
Unrealized loss on financial instruments	(0.5)	(0.5)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2018	$(100.7)	$2.0	$(98.7)
Impact of ASU 2018-02*	$(1.3)	$—	$(1.3)
Net amount reclassified to net income (loss)	0.3	0.0	0.3
Balance, March 31, 2019	$(101.7)	$2.0	$(99.7)

Balance, January 1, 2018	$(93.8)	$2.1	$(91.7)
Net amount reclassified to net income (loss)	0.4	0.0	0.4
Balance, March 31, 2018	$(93.4)	$2.1	$(91.3)

*ASU 2018-02. See Note 8. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended March 31,
AOCL Components	Location	2019	2018
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.6	$0.7
	Selling, general and administrative expenses	(0.4)	(0.4)
	Other operating expense, net	0.4	0.5
	Income tax effect	(0.3)	(0.4)
	Net of tax	$0.3	$0.4

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0
	Income tax effect	0.0	0.0
	Net of tax	$0.0	$0.0

13.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended March 31,
	2019	2018
Service cost	$1.1	$1.1
Interest cost	3.3	3.1
Expected return on plan assets	(4.9)	(5.3)
Amortization of prior service costs	0.0	0.0
Amortization of net loss	1.1	1.5
Net periodic benefit cost	$0.6	$0.4

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2019	2018
Service cost	$0.0	$0.1
Interest cost	1.0	1.1
Amortization of prior service cost	(1.3)	(1.8)
Amortization of net loss	0.8	1.1
Net periodic benefit cost	$0.5	$0.5

14.	Derivatives
As of March 31, 2019, we had an open position of 66,506 tonnes related to LME forward financial sales contracts, some of which are with Glencore, to fix the forward LME price. These contracts are expected to settle monthly, between November 2019 and December 2024. We also have an open position related to Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP. As of March 31, 2019, we had an open position of 104,250 tonnes. These contracts are expected to settle monthly through December 2020.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

We have financial contracts with various counterparties, to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of March 31, 2019, we had open positions related to such arrangements of 12,093 tonnes settling at various dates through May 2020.
In 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 2019 through December 2020 (the “power price swaps”). As of March 31, 2019, we had an open position of 256,200 MWh related to the power price swaps. Because the power price swaps are settled in euros, in 2018 we entered into financial contracts to hedge the risk of fluctuations associated with the euro (the "FX swaps"). As of March 31, 2019, we had open positions related to the FX swaps for €5.6 million that settle monthly from November 2019 through December 2020.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cashflow hedges as of March 31, 2019 and December 31, 2018:

	Asset Fair Value
	March 31, 2019	December 31, 2018
Commodity contracts (1)	$8.9	$8.2
Foreign exchange contracts (2)	—	—
Total	$8.9	$8.2

	Liability Fair Value
	March 31, 2019	December 31, 2018
Commodity contracts (1)	$8.3	$2.2
Foreign exchange contracts (2)	0.5	0.3
Total	$8.8	$2.5

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, and power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net (loss) gain on forward and derivative contracts for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Commodity contracts(3)	$(5.5)	$0.7
Foreign exchange contracts	(0.2)	—
Total	$(5.7)	$0.7
(3) For the three months ended March 31, 2019 and 2018, $(1.0) million and $0.3 million of the net (loss) gain, respectively, was with Glencore.

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
The following summarized condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018, condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018 and the condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$152.5	$158.8	$—	$311.3
Other customers	—	172.7	6.0	—	178.7
Total net sales	—	325.2	164.8	—	490.0
Cost of goods sold	—	327.2	175.6	—	502.8
Gross profit (loss)	—	(2.0)	(10.8)	—	(12.8)
Selling, general and administrative expenses	14.1	—	0.6	—	14.7
Other operating (income) expense - net	—	—	0.3	—	0.3
Operating income (loss)	(14.1)	(2.0)	(11.7)	—	(27.8)
Interest expense	(5.4)	(0.4)	—	—	(5.8)
Intercompany interest	8.7	2.5	(11.2)	—	—
Interest income	—	—	0.2	—	0.2
Net gain (loss) on forward and derivative contracts	(4.7)	0.4	(1.4)	—	(5.7)
Other income (expense) - net	0.8	(0.5)	0.8	—	1.1
Income (loss) before income taxes and equity in earnings of joint ventures	(14.7)	—	(23.3)	—	(38.0)
Income tax (expense) benefit	1.0	—	1.9	—	2.9
Income (loss) before equity in earnings of joint ventures	(13.7)	—	(21.4)	—	(35.1)
Equity in earnings (loss) of joint ventures	(20.9)	0.3	0.5	20.6	0.5
Net income (loss)	(34.6)	0.3	(20.9)	20.6	(34.6)
Other comprehensive income (loss) before income tax effect	0.6	0.6	0.3	(0.9)	0.6
Income tax effect	(0.3)	—	—	—	(0.3)
Other comprehensive income (loss)	0.3	0.6	0.3	(0.9)	0.3
Total comprehensive income (loss)	$(34.3)	$0.9	$(20.6)	$19.7	$(34.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$110.7	$185.5	$—	$296.2
Other customers	—	157.5	0.8	—	158.3
Total net sales	—	268.2	186.3	—	454.5
Cost of goods sold	—	261.2	178.8	—	440.0
Gross profit (loss)	—	7.0	7.5	—	14.5
Selling, general and administrative expenses	10.0	—	0.7	—	10.7
Other operating (income) expense - net	—	—	0.3	—	0.3
Operating income (loss)	(10.0)	7.0	6.5	—	3.5
Interest expense	(5.1)	(0.4)	—	—	(5.5)
Intercompany interest	9.0	2.3	(11.3)	—	—
Interest income	0.2	—	0.3	—	0.5
Net gain (loss) on forward and derivative contracts	—	0.3	0.4	—	0.7
Other income (expense) - net	0.5	—	(1.6)	—	(1.1)
Income (loss) before income taxes and equity in earnings of joint ventures	(5.4)	9.2	(5.7)	—	(1.9)
Income tax (expense) benefit	(0.1)	—	1.1	—	1.0
Income (loss) before equity in earnings of joint ventures	(5.5)	9.2	(4.6)	—	(0.9)
Equity in earnings (loss) of joint ventures	5.2	(0.3)	0.6	(4.9)	0.6
Net income (loss)	(0.3)	8.9	(4.0)	(4.9)	(0.3)
Other comprehensive income (loss) before income tax effect	0.8	0.7	0.4	(1.1)	0.8
Income tax effect	(0.4)	—	—	—	(0.4)
Other comprehensive income (loss)	0.4	0.7	0.4	(1.1)	0.4
Total comprehensive income (loss)	$0.1	$9.6	$(3.6)	$(6.0)	$0.1

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$(0.1)	$0.1	$22.2		$22.2
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.1	90.5	0.3	—	90.9
Due from affiliates	—	21.4	2.4	—	23.8
Inventories	—	202.7	124.7	—	327.4
Prepaid and other current assets	9.3	0.8	8.1	—	18.2
Total current assets	9.3	316.3	157.7	—	483.3
Property, plant and equipment - net	20.1	318.8	621.2	—	960.1
Investment in subsidiaries	648.1	54.8	—	(702.9)	—
Leases - right of use asset	6.1	1.4	17.1		24.6
Due from affiliates - long term	830.5	590.8	7.0	(1,428.3)	—
Other assets	30.3	2.1	30.0	—	62.4
TOTAL	$1,544.4	$1,284.2	$833.0	$(2,131.2)	$1,530.4

Accounts payable, trade	$2.7	$85.0	$25.5	$—	$113.2
Due to affiliates	—	—	3.1	—	3.1
Accrued and other current liabilities	26.5	16.7	16.0	—	59.2
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Revolving credit facility	35.3	—	—	—	35.3
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	66.4	117.8	45.4	—	229.6
Senior notes payable	248.8	—	—	—	248.8
Accrued pension benefits costs - less current portion	22.9	20.5	6.5	—	49.9
Accrued postretirement benefits costs - less current portion	0.7	98.4	1.6	—	100.7
Due to affiliates - long term	466.1	392.5	569.7	(1,428.3)	—
Other liabilities	5.9	22.7	19.8	—	48.4
Leases - right of use liabilities	5.8	0.3	16.7	—	22.8
Deferred taxes	(0.3)	1.8	100.6	—	102.1
Total noncurrent liabilities	749.9	536.2	714.9	(1,428.3)	572.7
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	0.1	(0.1)	1.0
Other shareholders' equity	727.1	630.2	72.6	(702.8)	727.1
Total shareholders' equity	728.1	630.2	72.7	(702.9)	728.1
TOTAL	$1,544.4	$1,284.2	$833.0	$(2,131.2)	$1,530.4

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$0.1	$—	$38.8	$—	$38.9
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.5	81.8	0.2	—	82.5
Due from affiliates	—	13.1	9.6	—	22.7
Inventories	—	210.7	133.1	—	343.8
Prepaid and other current assets	6.4	3.4	8.2	—	18.0
Total current assets	7.0	309.8	189.9	—	506.7
Property, plant and equipment - net	20.6	320.7	626.0	—	967.3
Investment in subsidiaries	668.3	54.5	—	(722.8)	—
Due from affiliates - long term	751.7	517.6	7.2	(1,276.5)	—
Other assets	29.8	2.1	31.6	—	63.5
TOTAL	$1,477.4	$1,204.7	$854.7	$(1,999.3)	$1,537.5

Accounts payable, trade	$3.7	$84.1	$31.6	$—	$119.4
Due to affiliates	—	—	10.3	—	10.3
Accrued and other current liabilities	15.8	22.8	13.9	—	52.5
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Revolving credit facility	23.3	—	—	—	23.3
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	44.7	123.0	56.6	—	224.3
Senior notes payable	248.6	—	—	—	248.6
Accrued pension benefits costs - less current portion	23.2	20.7	7.0	—	50.9
Accrued postretirement benefits costs - less current portion	0.7	98.9	1.6	—	101.2
Other liabilities	2.8	23.5	19.7	—	46.0
Due to affiliates - long term	395.4	307.6	573.5	(1,276.5)	—
Deferred taxes	(0.2)	1.8	102.7	—	104.3
Total noncurrent liabilities	670.5	452.5	704.5	(1,276.5)	551.0
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	0.1	(0.1)	1.0
Other shareholders' equity	761.2	629.2	93.5	(722.7)	761.2
Total shareholders' equity	762.2	629.2	93.6	(722.8)	762.2
TOTAL	$1,477.4	$1,204.7	$854.7	$(1,999.3)	$1,537.5

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(17.6)	$(5.3)	$1.4		$(21.5)
Purchase of property, plant and equipment	(0.6)	(6.8)	(3.2)	—	(10.6)
Intercompany transactions	(15.2)	(17.7)	0.1	32.8	—
Net cash provided by (used in) investing activities	(15.8)	(24.5)	(3.1)	32.8	(10.6)
Borrowings under revolving credit facilities	169.6	—	—	—	169.6
Repayments under revolving credit facilities	(157.6)	—	—	—	(157.6)
Other short term borrowings	3.4	—	—	—	3.4
Intercompany transactions	17.8	29.9	(14.9)	(32.8)	—
Net cash provided by (used in) financing activities	33.2	29.9	(14.9)	(32.8)	15.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.2)	0.1	(16.6)	—	(16.7)
Cash, cash equivalents and restricted cash, beginning of period	0.1	0.8	38.8	—	39.7
Cash, cash equivalents and restricted cash, end of period	$(0.1)	$0.9	$22.2	$—	$23.0

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking statements cautionary language contained in our Annual Report on Form 10-K and in other filings made with the SEC.

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

Results of Operations
The following discussion for the three months ended March 31, 2019 reflects restart of the three potlines curtailed in 2015 at Hawesville (of five total) and the operation of two new expansion programs at Sebree. Results for the quarter reflect no change in Mt. Holly and Grundartangi production capacities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately two-month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products and labor are the principal components of our cost of goods sold. In general, our results reflect the market cost of alumina on an approximately two to three month lag reflecting the terms of our alumina contracts and inventory levels.

	Three months ended March 31,
	2019	2018
	(in millions, except per share data)
NET SALES:
Related parties	$311.3	$296.2
Other customers	178.7	158.3
Total net sales	490.0	454.5
Gross profit (loss)	(12.8)	14.5
Net income (loss)	(34.6)	(0.3)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.39)	$0.00

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2019
1st Quarter	130,043	$313.3	76,408	$159.3	206,451	$472.6

2018
1st Quarter	107,145	$266.4	80,093	$185.6	187,238	$452.0
(1) Excludes scrap aluminum sales and alumina sales.

Net sales (in millions)	2019	2018
Three months ended March 31,	$490.0	$454.5
Net sales for the three months ended March 31, 2019 improved $35.5 million compared to the same period in 2018 driven primarily by favorable volume and product mix of $47.5 million and regional premiums of $21.9 million, partially offset by unfavorable LME price realization for primary aluminum of $44.8 million.

Gross profit (loss) (in millions)	2019	2018
Three months ended March 31,	$(12.8)	$14.5
Gross profit for the three months ended March 31, 2019 decreased $27.3 million compared to the same period in 2018 driven primarily by unfavorable LME price realization for primary aluminum of $22.9 million and operating expense of $12.4 million, partially offset by favorable volume and product mix of $7.1 million. Higher operating expense was driven primarily by increased production volume at Hawesville, partially offset by insurance proceeds related to the Sebree equipment failure incurred in 2018.

Selling, general and administrative expenses (in millions)	2019	2018
Three months ended March 31,	$14.7	$10.7

Selling, general and administrative expenses for the three months ended March 31, 2019 increased $4.0 million compared to the same period in 2018 driven by timing of professional fees and higher compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2019	2018
Three months ended March 31,	$(5.7)	$0.7

The period to period changes in net gain (loss) on forward and derivative contracts were primarily due to unrealized losses on increased volume outstanding of our derivative instruments. See Note 14. Derivatives to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2019	2018
Three months ended March 31,	$2.9	$1.0
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period increase in income tax benefit is primarily due to the change in earnings at our foreign entities that are not subject to a valuation allowance. See Note 8. Income Taxes to the consolidated financial statements included herein for additional information.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and borrowing capacity under our existing revolving credit facilities. We have also raised capital, from time to time, through other borrowings and through the public equity and debt markets, and we regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements. Although we believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months, adverse changes in the price of aluminum or our principal costs of production could materially impact our ability to generate and raise cash. For an analysis of risks facing our business see Item 1A. Risk Factors.
Available Cash
Our available cash and cash equivalents balance at March 31, 2019 was $22.2 million compared to $38.9 million at December 31, 2018.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
	2019	2018
	(in millions)
Net cash provided by (used in) operating activities	$(21.5)	$(33.0)
Net cash provided by (used in) investing activities	(10.6)	(3.5)
Net cash provided by (used in) financing activities	15.4	0.1
Change in cash, cash equivalents and restricted cash	$(16.7)	$(36.4)

The change in net cash used in operating activities was driven mainly by an increase in net loss, offset by improvements in working capital. The improvements in working capital were primarily attributable to lower raw material prices and timing of raw material receipts.

The increase in net cash used in investing activities was primarily due to investments in the Hawesville restart project and the Vlissingen furnace rebuild project during 2019.

The increase in net cash provided by financing activities was primarily due to outstanding borrowings in 2019 on our U.S. revolving credit facility. Borrowings are short term in nature to fund working capital requirements and are repaid continually.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 2018, provides for borrowings of up to $175.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures the earlier of May 2023 or six months before the stated maturity of our outstanding senior secured notes. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf, a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility matures in November 2020.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Restarts of previously curtailed operations may increase our borrowing base by increasing our accounts receivable and inventory balances. As of March 31, 2019, our credit facilities had $152.0 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.

As of March 31, 2019, we had $37.7 million of letters of credit outstanding under our U.S. revolving credit facility with approximately 54% related to our domestic power commitments and the remainder primarily securing certain debt and workers' compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $17.5 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2019, we were in compliance with all such covenants.
Senior Secured Notes
We have $250.0 million in 7.5% senior secured notes payable that will mature in June 2021 ("2021 Notes"). Interest on the 2021 Notes is payable semi-annually. The indenture governing the 2021 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Glencore Loan
On April 29, 2019, we entered into a Loan Agreement with Glencore pursuant to which the Company borrowed $40.0 million on that date. The Loan matures on December 31, 2021, and is to be repaid in twenty-four (24) equal monthly installments of principal, together with interest, beginning on January 31, 2020. The Loan bears interest at a floating rate equal to LIBOR plus 5.375% and is not secured by any collateral.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2019, the principal and accrued interest for the contingent obligation was $24.2 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2019 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the PBGC regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended March 31, 2019 and 2018. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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

Other Items

We previously announced our intention to return our Hawesville smelter to full production and upgrade its existing reduction technology. We project that the total cash requirements for the restart project, including the technology upgrade, will be approximately $150.0 million from the commencement of the project in 2018 through its completion, which is expected to occur during 2020. The first phase of the project, which involved the restart of the three potlines that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. This restart of 150,000 tonnes of curtailed production cost approximately $75.0 million. The second phase is expected to cost an additional $75.0 million to rebuild the pots associated with the 100,000 tonnes of production from the two potlines that have been continuously operating and implement new anode and rodding technology across all production, expected to occur during 2019 and 2020.

In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018. We expect that all losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles. To date, we have received $12.4 million in insurance proceeds to offset against such losses.

In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the first quarter of 2019 and as of March 31, 2019 we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2019, we had $2.0 million in other current liabilities and $10.0 million in other liabilities related to this agreement.
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 11. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures incurred for the three months ended March 31, 2019 were $9.0 million, excluding expenditures of $5.6 million associated with the restart project at Hawesville. We estimate our total capital spending excluding the Hawesville restart project in 2019 will be approximately $30 million, primarily related to our ongoing maintenance and investment projects at our plants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price and Raw Material Costs Sensitivities
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
We are also exposed to price risk for alumina which is one of the largest components of our cost of goods sold. Much of the alumina we purchase is priced based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we cannot directly pass on increased production costs to our customers. From time to time, we may manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices that are fixed or tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements pursuant to which EDF and Kenergy purchase electrical power on the open market and pass it through at MISO energy pricing, plus transmission and other costs incurred by them. Seventy five percent (75%) of Mt. Holly's electric power requirements were supplied at rates based on natural gas prices. See Note 11. Commitments and Contingencies to the consolidated financial statements included herein for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, Grundartangi has agreed to pay thirty percent (30%) of its power from November 1, 2019 through December 31, 2023 at prices linked to the price for power in the Nord Pool power market.
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
Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. A portion of our alumina purchases and Grundartangi’s electrical power requirements are indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of March 31, 2019 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at March 31, 2019. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$8.9	$7.6
Foreign exchange contracts (2)	—	—
Total	$8.9	$7.6

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$8.3	$23.2
Foreign exchange contracts (2)	0.5	1.1
Total	$8.8	$24.3

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, and power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at March 31, 2019, refer to Note 11. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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
During the quarter ended March 31, 2019, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of
U.S. $36 million for the quarter ended March 31, 2019.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2019 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	May 8, 2019	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2019	By:	/s/ ELISABETH INDRIANI
Elisabeth Indriani
Global Controller (Principal Accounting Officer)