Form 10-Q
period 2019-09-30
CENTURY ALUMINUM CO
filed 2019-11-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
(Nasdaq Global Select Market)
The registrant had 88,893,767 shares of common stock outstanding at November 4, 2019.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
NET SALES:
Related parties	$282.3	$305.3	$898.7	$884.2
Other customers	155.7	176.5	502.5	522.1
Total net sales	438.0	481.8	1,401.2	1,406.3
Cost of goods sold	451.7	493.6	1,431.8	1,369.9
Gross profit (loss)	(13.7)	(11.8)	(30.6)	36.4
Selling, general and administrative expenses	11.6	8.8	38.2	31.5
Helguvik (gains)	—	(4.5)	—	(4.5)
Other operating (income) expense - net	(0.1)	(0.5)	0.4	0.0
Operating income (loss)	(25.2)	(15.6)	(69.2)	9.4
Interest expense - term loan	(0.8)	—	(1.3)	—
Interest expense	(5.6)	(5.6)	(17.3)	(16.7)
Interest income	0.2	0.4	0.6	1.3
Net gain (loss) on forward and derivative contracts	10.3	0.8	10.7	2.8
Other income (expense) - net	(0.9)	0.7	(1.6)	1.8
Income (loss) before income taxes and equity in earnings of joint ventures	(22.0)	(19.3)	(78.1)	(1.4)
Income tax benefit (expense)	1.3	(1.7)	5.7	(3.0)
Income (loss) before equity in earnings of joint ventures	(20.7)	(21.0)	(72.4)	(4.4)
Loss on sale of BHH	—	—	(4.3)	—
Equity in earnings of joint ventures	—	0.7	0.7	3.2
Net income (loss)	$(20.7)	$(20.3)	$(76.0)	$(1.2)

Net income (loss) allocated to common stockholders	$(20.7)	$(20.3)	$(76.0)	$(1.2)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.23)	$(0.23)	$(0.86)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	88.9	87.6	88.6	87.6
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Comprehensive income (loss):
Net income (loss)	$(20.7)	$(20.3)	$(76.0)	$(1.2)
Other comprehensive income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.0)	(0.0)	(0.1)	(0.2)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(1.2)	(1.8)	(3.8)	(5.0)
Amortization of net gain (loss) during the period	2.2	2.3	6.7	9.4
Other comprehensive income before income tax effect	1.0	0.5	2.8	4.2
Income tax effect	(0.3)	(0.4)	(0.8)	(1.1)
Other comprehensive income	0.7	0.1	2.0	3.1
Total comprehensive income (loss)	$(20.0)	$(20.2)	$(74.0)	$1.9

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$22.5	$38.9
Restricted cash	0.8	0.8
Accounts receivable - net	81.9	82.5
Due from affiliates	23.3	22.7
Inventories	322.3	343.8
Prepaid and other current assets	23.3	18.0
Total current assets	474.1	506.7
Property, plant and equipment - net	950.1	967.3
Leases - right of use assets	24.2	—
Due from affiliates - less current portion	1.4	—
Other assets	42.0	63.5
TOTAL	$1,491.8	$1,537.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$112.0	$119.4
Due to affiliates	—	10.3
Accrued and other current liabilities	66.1	52.5
Accrued employee benefits costs	11.0	11.0
Term loan - current	15.0	—
Revolving credit facility	0.4	23.3
Industrial revenue bonds	7.8	7.8
Total current liabilities	212.3	224.3
Senior notes payable	249.0	248.6
Term loan - less current portion	25.0	—
Accrued pension benefits costs - less current portion	48.4	50.9
Accrued postretirement benefits costs - less current portion	101.2	101.2
Other liabilities	45.4	46.0
Leases - right of use liabilities	21.9	—
Deferred taxes	98.7	104.3
Total noncurrent liabilities	589.6	551.0
COMMITMENTS AND CONTINGENCIES (NOTE 11)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,524.8	2,523.0
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(98.0)	(98.7)
Accumulated deficit	(1,651.6)	(1,576.8)
Total shareholders’ equity	689.9	762.2
TOTAL	$1,491.8	$1,537.5
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(76.0)	$(1.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of BHH	4.3	—
Unrealized (gain) loss on derivative instruments	(10.9)	(1.9)
Lower of cost or NRV inventory adjustment	15.8	5.9
Depreciation and amortization	63.0	67.5
Helguvik (gains)	—	(4.5)
Other non-cash items - net	(5.9)	(4.0)
Change in operating assets and liabilities:
Accounts receivable - net	10.7	(48.3)
Due from affiliates	(0.2)	(10.1)
Inventories	5.7	(78.8)
Prepaid and other current assets	3.8	1.8
Accounts payable, trade	(11.3)	23.4
Due to affiliates	(10.3)	(3.8)
Accrued and other current liabilities	8.4	1.7
Ravenswood retiree medical settlement	(2.0)	(2.0)
Other - net	0.5	(4.7)
Net cash provided by (used in) operating activities	(4.4)	(59.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39.9)	(49.3)
Proceeds from sale of joint venture	10.5	—
Net cash provided by (used in) investing activities	(29.4)	(49.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	40.0	—
Borrowings under revolving credit facilities	314.6	14.3
Repayments under revolving credit facilities	(337.5)	—
Other short-term borrowings	3.4	—
Repayment on other short-term borrowings	(3.4)	—
Issuance of common stock	0.3	0.2
Net cash provided by (used in) financing activities	17.4	14.5
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16.4)	(93.8)
Cash, cash equivalents and restricted cash, beginning of period	39.7	168.0
Cash, cash equivalents and restricted cash, end of period	$23.3	$74.2

Supplemental Cash Flow Information:
Cash paid for:
Interest	$11.6	$9.9
Taxes	0.3	4.6
Non-cash investing activities:
Capital expenditures	3.9	6.5
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three Months Ended September 30, 2019
Balance, June 30, 2019	$0.0	$1.0	$2,524.3	$(86.3)	$(98.7)	$(1,630.9)	$709.4
Net income (loss)	—	—	—	—	—	(20.7)	(20.7)
Other comprehensive income (loss)	—	—	—	—	0.7	—	0.7
Repurchase of common stock	—	—	—	—	—	—	—
Share-based compensation	—	—	0.5	—	—	—	0.5
Conversion of preferred stock to common stock	—	—	—	—	—	—	—
Balance, September 30, 2019	$0.0	$1.0	$2,524.8	$(86.3)	$(98.0)	$(1,651.6)	$689.9

Three Months Ended September 30, 2018
Balance, June 30, 2018	$0.0	$0.9	$2,518.8	$(86.3)	$(88.7)	$(1,491.6)	$853.1
Net income (loss)	—	—	—	—	—	(20.3)	(20.3)
Other comprehensive income (loss)	—	—	—	—	0.1	—	0.1
Issuance of common stock – compensation plans	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Share-based compensation	—	0.0	0.7	—	—	—	0.7
Conversion of preferred stock to common stock	—	0.0	(0.0)	—	—	—	—
Balance, September 30, 2018	$0.0	$0.9	$2,519.5	$(86.3)	$(88.7)	$(1,511.9)	$833.5

	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Nine months ended September 30, 2019
Balance, December 31, 2018	$—	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2
Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net income (loss)	—	—	—	—	—	(76.0)	(76.0)
Other comprehensive income (loss)	—	—	—	—	2.0	—	2.0
Repurchase of common stock	—	—	—	—	—	—	—

Share-based compensation	—	0.0	1.8	—	—	—	1.8
Conversion of preferred stock to common stock	0.0	0.0	(0.0)	—	—	—	0.0
Balance, September 30, 2019	$0.0	$1.0	$2,524.8	$(86.3)	$(98.0)	$(1,651.6)	$689.9

Nine months ended September 30, 2018
Balance, December 31, 2017	$0.0	$0.9	$2,517.4	$(86.3)	$(91.7)	$(1,510.7)	$829.6
Net income (loss)	—	—	—	—	—	(1.2)	(1.2)
Other comprehensive income (loss)	—	—	—	—	3.1	—	3.1
Share-based compensation	—	0.0	2.1	—	—	—	2.1
Conversion of preferred stock to common stock	0.0	0.0	(0.0)	—	—	—	0.0
Balance, September 30, 2018	$0.0	$0.9	$2,519.5	$(86.3)	$(88.7)	$(1,511.9)	$833.5

*ASU 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 8. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2019 and 2018
(amounts in millions, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Related Party Transactions
The significant related party transactions occurring during the nine months ended September 30, 2019 and 2018 are described below. We believe all of our transactions with Glencore and BHH are at prices that approximate market.
Glencore ownership
As of September 30, 2019, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (47.0% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 7. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, certain forward financial contracts and loan agreements.
Sales to Glencore
For the three months ended September 30, 2019 and 2018, 64.5% and 63.4%, respectively, of our consolidated net sales were made to Glencore, while for the nine months ended September 30, 2019 and 2018, 64.1% and 62.9%, respectively, of our consolidated net sales were made to Glencore. Glencore purchases the aluminum we produce for resale.
Glencore purchases aluminum produced at our North American smelters at prices based on the London Metal Exchange (the "LME") plus the Midwest regional delivery premium and any product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium and any applicable product premiums.
We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market prices. For the three months ended September 30, 2019, we recorded $4.5 million of revenue related to 12,737 tonnes, and for the nine months ended September 30, 2019, we recorded $26.2 million of revenue related to 72,506 tonnes.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during the nine months ended September 30, 2019 were priced based on a published alumina index.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 14. Derivatives regarding these forward financial sales contracts.

Hawesville Term Loan

On April 29, 2019, we entered into a loan agreement with Glencore pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”).  See Note 10. Debt for additional information. Borrowings under the Hawesville Term Loan are being used to partially finance the second phase of the Hawesville restart project.

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
As consideration for the sale, GQQ has agreed to pay RMB144.9 million in cash, payable in two equal installments. The first payment was received in June 2019 and the second payment is due not later than December 31, 2019. In connection with this sale, we recorded a loss of $4.3 million, included in the Consolidated Statements of Operations for the nine months ended September 30, 2019. As of September 30, 2019, we have an outstanding $10.1 million receivable for the second payment, included in Accounts receivable - net, in the Consolidated Balance Sheets.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales to Glencore	$282.3	$305.3	$898.7	$884.2
Purchases from Glencore	43.6	57.2	249.8	205.6
Purchases from BHH	2.2	5.9	16.8	21.4

3.	Revenue

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” and the related amendments (“ASC 606”). We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$277.1	$286.6	$911.9	$834.2
Iceland	160.9	195.2	489.3	572.1
Total	$438.0	$481.8	$1,401.2	$1,406.3

Trade accounts receivable - net as of September 30, 2019 decreased by $10.9 million from December 31, 2018 due to a decrease in sales resulting from lower realized LME prices.
4. Leases
On January 1, 2019, we adopted ASC 842, “Leases” and the related amendments (“ASC 842”) using the modified retrospective transition method. Accordingly, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect to retained earnings of initially applying this standard was zero.
In adopting ASC 842, we have not separated lease and non-lease components within our contracts and we have not recognized the impact of leases with terms of less than one year in the right of use asset (“ROUA”) and right of use liability (“ROUL”) balances recorded as part of the adoption of ASC 842. Furthermore, we elected the package of three practical expedients, which allowed us to not reassess whether expired or existing contracts contain leases, lease classification of existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. We do not have any initial direct costs that were previously capitalized. As of September 30, 2019, our ROUA balance recorded in Leases-right of use assets as part of Non-current assets is $24.2 million, our ROUL balance recorded as part of Accrued and other current liabilities is $2.8 million and our ROUL balance recorded as part of noncurrent liabilities is $21.9 million.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The undiscounted maturities of our operating lease liability balances are as follows (in millions):

Year	As of September 30, 2019
2019	$—
2020	1.6
2021	0.5
2022	0.9
2023	0.2
Thereafter	38.5
Total	41.7
Less: Interest	(17.0)
ROUL	$24.7

We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we considered our historical practices related to renewal of certain leases. The weighted average remaining lease term for our operating leases as of September 30, 2019 is 14.1 years. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.
We used our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL for our operating leases. The incremental borrowing rate was determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We have considered the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases as of September 30, 2019 is 7.3%.
Total operating lease expense for the three and nine months ended September 30, 2019 was $1.9 million and $6.5 million, respectively, which includes short term lease expense of $0.8 million and $2.9 million, respectively. Total lease expense is included in cost of goods sold and selling, general, and administrative expenses on the Consolidated Statements of Operations. The full balance of operating lease expense is included in operating income on the Consolidated Statements of Operations. During the nine months ended September 30, 2019, we had cash outflows of $3.1 million for amounts included in the ROUL balance at the beginning of the period related to our operating leases.
During the three and nine months ended September 30, 2019, we entered into new lease obligations, which resulted in $0.8 million of additional right of use assets.

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
The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$15.4	$—	$—	$15.4
Trust assets (1)	0.7	—	—	0.7
Surety bonds	1.8	—	—	1.8
Derivative instruments	—	6.1	15.7	21.8
TOTAL	$17.9	$6.1	$15.7	$39.7

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	3.8	1.5	5.3
TOTAL	$—	$3.8	$1.5	$5.3

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.5	$—	$—	$7.5
Trust assets (1)	0.1	—	—	0.1
Surety bonds	2.1	—	—	2.1
Derivative instruments	—	3.2	5.0	8.2
TOTAL	$9.7	$3.2	$5.0	$17.9

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	2.0	0.5	2.5
TOTAL	$—	$2.0	$0.5	$2.5

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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended September 30,
	2019			2018
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(20.7)			$(20.3)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(20.7)	88.9	$(0.23)	$(20.3)	87.6	$(0.23)

	For the nine months ended September 30,
	2019			2018
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(76.0)			$(1.2)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(76.0)	88.6	$(0.86)	$(1.2)	87.6	$(0.01)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2019	2018	2019	2018
Share-based compensation	0.7	1.3	0.6	1.4

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
Common Stock
As of September 30, 2019 and December 31, 2018, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 96,080,288 shares were issued and 88,893,767 shares were outstanding at September 30, 2019; 95,289,961 shares were issued and 88,103,440 shares were outstanding at December 31, 2018.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of September 30, 2019 and December 31, 2018, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At September 30, 2019 and December 31, 2018, there were 68,575 and 71,967 shares of Series A Convertible Preferred Stock outstanding, respectively, and held by Glencore.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the nine months ended September 30, 2019 and 2018.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2018	71,967	7,186,521	88,103,440
Conversion of convertible preferred stock	(3,392)	—	339,166
Issuance for share-based compensation plans	—	—	451,161
Ending balance as of September 30, 2019	68,575	7,186,521	88,893,767

Beginning balance as of December 31, 2017	74,364	7,186,521	87,544,777
Conversion of convertible preferred stock	(272)	—	27,263
Issuance for share-based compensation plans	—	—	36,266
Ending balance as of September 30, 2018	74,092	7,186,521	87,608,306

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Through September 30, 2019, we had repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no share repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of September 30, 2019.

8.	Income Taxes
We recorded an income tax benefit of $1.3 million and tax expense of $1.7 million for the three months ended September 30, 2019 and September 30, 2018, respectively. For the nine months ended September 30, 2019 and 2018, we recorded an income tax benefit of $5.7 million and tax expense of $3.0 million, respectively, which primarily consisted of tax impacts from foreign operations in each period.
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
As of September 30, 2019, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
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

9.	Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$88.4	$100.7
Work-in-process	50.7	49.5
Finished goods	36.2	47.3
Operating and other supplies	147.0	146.3
Total inventories	$322.3	$343.8

Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

10.	Debt

	September 30, 2019	December 31, 2018
Debt classified as current liabilities:
Term loan - current portion(1), interest payable monthly	$15.0	$—
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. revolving credit facility (3)	0.4	23.3
Debt classified as non-current liabilities:
7.5% senior secured notes due June 1, 2021, net of debt discount of $1.0 million and $1.4 million, respectively, interest payable semiannually	249.0	248.6
Term loan - less current portion(1), interest payable monthly	25.0	—
Total	$297.2	$279.7
(1) See "Hawesville Term Loan" paragraph below. At September 30, 2019, the applicable interest rate was LIBOR of 2.16% plus margin of 5.375%.
(2) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2019 was 1.77%.
(3) The U.S. revolving credit facility is classified as a current liability because we repay amounts outstanding and reborrow funds based on our working capital requirements. Borrowings bear interest at our option of either LIBOR or a base rate, plus, in each case, an applicable interest margin. At September 30, 2019, all outstanding borrowings were subject to a rate of 5.25%.
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
Fair Value.  Fair value for our 2021 Notes was based on the latest trading data available and was $249.0 million and $247.9 million, as of September 30, 2019 and December 31, 2018, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan are being used to partially finance the second phase of the Hawesville restart project.  The Hawesville Term Loan matures on December 31, 2021, and is to be repaid in twenty-four (24) equal monthly installments of principal, beginning on January 31, 2020.  The Hawesville Term Loan bears interest, due monthly beginning at inception, at a floating rate equal to LIBOR plus 5.375% and is not secured by any collateral.
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
The U.S. revolving credit facility matures on the earlier of May 2023 or six months before the stated maturity of our outstanding senior secured notes. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At September 30, 2019, there were $0.4 million in outstanding

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility.

Status of our U.S. revolving credit facility:	September 30, 2019
Credit facility maximum amount	$175.0
Borrowing availability	169.7
Outstanding letters of credit issued	41.7
Outstanding borrowings	0.4
Borrowing availability, net of outstanding letters of credit and borrowings	127.6

Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2022.

Status of our Iceland revolving credit facility:	September 30, 2019
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	50.0

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
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery was completed in the third quarter of 2019, and the matter is currently in the summary judgment phase. Trial is currently set to begin in March 2020. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of reasonably possible losses related to this matter.
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
In December 2010, Century was among several defendants named in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims. In August 2015, the Superior Court of the Virgin Islands, Division of St. Croix denied the motions to dismiss but ordered all plaintiffs to refile individual complaints. On February 28, 2018, plaintiffs in both cases filed a Motion for Voluntary Dismissal of Century without prejudice to refiling. At this time, it is not possible to predict the ultimate outcome of or to estimate a range of reasonably possible losses for any of the foregoing actions relating to the St. Croix Alumina Refinery.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then net present value of the liability of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of September 30, 2019, $2.0 million had been recorded in other current liabilities and $8.5 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the nine month periods ended September 30, 2019 and 2018. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Approximately 56% of our U.S. based work force is represented by USW. The labor agreement for Hawesville employees is effective through April 1, 2020. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

12.	Components of Accumulated Other Comprehensive Loss

Components of AOCL:	September 30, 2019	December 31, 2018
Defined benefit plan liabilities	$(104.3)	$(107.3)
Unrealized loss on financial instruments	2.3	2.5
Other comprehensive loss before income tax effect	(102.0)	(104.8)
Income tax effect (1)	4.0	6.1
Accumulated other comprehensive loss	$(98.0)	$(98.7)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2019	December 31, 2018
Defined benefit plan liabilities	$4.5	$6.6
Unrealized loss on financial instruments	(0.5)	(0.5)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, July 1, 2019	$(100.7)	$2.0	$(98.7)
Net amount reclassified to net income (loss)	0.7	0.0	0.7
Balance, September 30, 2019	$(100.0)	$2.0	$(98.0)

Balance, July 1, 2018	$(90.8)	$2.1	$(88.7)
Net amount reclassified to net income (loss)	0.1	0.0	0.1
Balance, September 30, 2018	$(90.7)	$2.1	$(88.7)

Balance, December 31, 2018	$(100.7)	$2.0	$(98.7)
Impact of ASU 2018-02*	(1.3)	—	(1.3)
Net amount reclassified to net income (loss)	2.1	(0.1)	2.0
Balance, September 30, 2019	$(100.0)	$2.0	$(98.0)

Balance, January 1, 2018	$(93.8)	$2.1	$(91.7)
Net amount reclassified to net income (loss)	3.2	(0.1)	3.1
Balance, September 30, 2018	$(90.7)	$2.1	$(88.7)

*ASU 2018-02. See Note 8. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2019	2018	2019	2018
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.8	$0.5	$1.7	$3.9
	Selling, general and administrative expenses	(0.3)	(0.4)	(0.9)	(0.9)
	Other operating expense, net	0.5	0.4	2.1	1.3
	Income tax effect	(0.3)	(0.4)	(0.8)	(1.1)
	Net of tax	$0.7	$0.1	$2.1	$3.2

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$0.0	$0.0	$(0.1)	$(0.1)

13.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$1.0	$1.1	$2.5	$3.2
Interest cost	3.3	3.1	10.0	9.2
Expected return on plan assets	(4.5)	(5.3)	(13.7)	(15.8)
Amortization of prior service costs	0.0	0.0	0.6	0.1
Amortization of net loss	1.6	1.3	4.9	3.9
Net periodic benefit cost	$1.4	$0.2	$4.3	$0.6

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$0.0	$0.1	$0.8	$0.2
Interest cost	1.1	1.0	3.4	0.4
Amortization of prior service cost	(1.2)	(1.8)	(4.3)	(5.1)
Amortization of net loss	0.6	1.0	1.7	5.4
Net periodic benefit cost	$0.5	$0.3	$1.6	$0.9

14.	Derivatives
As of September 30, 2019, we had an open position of 96,506 tonnes related to LME forward financial sales contracts, some of which are with Glencore, to fix the forward LME price. These contracts are expected to settle monthly, between November 2019 and December 2024. We also have an open position of 139,250 tonnes related to Midwest Premium ("MWP")

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

forward financial sales contracts to fix the forward MWP as of September 30, 2019. These contracts are expected to settle monthly through December 2020.
In 2019, we entered into financial contracts to fix the forward price for power related to the expected production of Line 4 at Hawesville for the period of January 2020 through December 2020 ("Hawesville L4 power price swaps") of 790,560 MWh. The Hawesville L4 power price swaps are expected to settle monthly during the term of the contract.
We have financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers (“fixed for floating swaps”) to remain exposed to the LME and MWP price. As of September 30, 2019, we had open positions related to such arrangements of 8,793 tonnes settling at various dates through December 2020.
In 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 2019 through December 2020 (“Nord Pool power price swaps”). As of September 30, 2019, we had an open position of 256,200 MWh related to the Nord Pool power price swaps. Because the Nord Pool power price swaps are settled in euros, we entered into financial contracts to hedge the risk of fluctuations associated with the euro ("FX swaps"). As of September 30, 2019, we had open positions related to the FX swaps for €5.6 million that settle monthly from November 2019 through December 2020.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cashflow hedges as of September 30, 2019 and December 31, 2018:

	Asset Fair Value
	September 30, 2019	December 31, 2018
Commodity contracts (1)	$21.8	$8.2
Foreign exchange contracts (2)	—	—
Total	$21.8	$8.2

	Liability Fair Value
	September 30, 2019	December 31, 2018
Commodity contracts (1)	$4.4	$2.2
Foreign exchange contracts (2)	0.9	0.3
Total	$5.3	$2.5

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Commodity contracts(3)	$10.6	$1.0	$11.2	$3.0
Foreign exchange contracts	(0.3)	(0.2)	(0.5)	(0.2)
Total	$10.3	$0.8	$10.7	$2.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

(3) For the three months ended September 30, 2019 and 2018, $1.9 million and $0.0 million of the net (loss) gain, respectively, was with Glencore. For the nine months ended September 30, 2019 and 2018, $2.7 million and $(0.1) million of the net (loss) gain, respectively, was with Glencore.

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
The following summarized condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, condensed consolidating balance sheets as of September 30, 2019 and 2018 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$132.9	$149.4	$—	$282.3
Other customers	—	144.2	11.5	—	155.7
Total net sales	—	277.1	160.9	—	438.0
Cost of goods sold	—	288.3	163.4	—	451.7
Gross profit (loss)	—	(11.2)	(2.5)	—	(13.7)
Selling, general and administrative expenses	11.3	—	0.3	—	11.6
Other operating (income) expense - net	—	—	(0.1)	—	(0.1)
Operating income (loss)	(11.3)	(11.2)	(2.7)	—	(25.2)
Interest expense - term loan	(0.8)	—	—	—	(0.8)
Interest expense	(5.1)	(0.4)	(0.1)	—	(5.6)
Intercompany interest	8.8	2.6	(11.4)	—	—
Interest income	0.1	—	0.1	—	0.2
Net gain (loss) on forward and derivative contracts	10.2	0.3	(0.2)	—	10.3
Other income (expense) - net	0.1	(0.1)	(0.9)	—	(0.9)
Income (loss) before income taxes and equity in earnings of joint ventures	2.0	(8.8)	(15.2)	—	(22.0)
Income tax benefit (expense)	0.7	—	0.6	—	1.3
Income (loss) before equity in earnings of joint ventures	2.7	(8.8)	(14.6)	—	(20.7)
Equity in earnings (loss) of joint ventures	(23.4)	3.4	(0.1)	20.1	—
Net income (loss)	(20.7)	(5.4)	(14.7)	20.1	(20.7)
Other comprehensive income before income tax effect	1.0	0.8	0.5	(1.3)	1.0
Income tax effect	(0.3)	—	—	—	(0.3)
Other comprehensive income	0.7	0.8	0.5	(1.3)	0.7
Total comprehensive income (loss)	$(20.0)	$(4.6)	$(14.2)	$18.8	$(20.0)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$110.8	$194.5	$—	$305.3
Other customers	—	175.8	0.7	—	176.5
Total net sales	—	286.6	195.2	—	481.8
Cost of goods sold	—	301.5	192.1	—	493.6
Gross profit (loss)	—	(14.9)	3.1	—	(11.8)
Selling, general and administrative expenses	8.4	—	0.4	—	8.8
Helguvik (gains) losses	—	—	(4.5)	—	(4.5)
Other operating (income) expense - net	—	—	(0.5)	—	(0.5)
Operating income (loss)	(8.4)	(14.9)	7.7	—	(15.6)
Interest expense	(5.0)	(0.4)	(0.2)	—	(5.6)
Intercompany interest	9.3	2.4	(11.7)	—	—
Interest income	0.1	—	0.3	—	0.4
Net gain (loss) on forward and derivative contracts	(0.2)	0.4	0.6	—	0.8
Other income (expense) - net	—	—	0.7	—	0.7
Income (loss) before income taxes and equity in earnings of joint ventures	(4.2)	(12.5)	(2.6)	—	(19.3)
Income tax (expense) benefit	0.5	—	(2.2)	—	(1.7)
Income (loss) before equity in earnings of joint ventures	(3.7)	(12.5)	(4.8)	—	(21.0)
Equity in earnings (loss) of joint ventures	(16.6)	2.8	0.7	13.8	0.7
Net income (loss)	(20.3)	(9.7)	(4.1)	13.8	(20.3)
Other comprehensive income (loss) before income tax effect	0.5	0.5	0.4	(0.9)	0.5
Income tax effect	(0.4)	—	—	—	(0.4)
Other comprehensive income	0.1	0.5	0.4	(0.9)	0.1
Total comprehensive income (loss)	$(20.2)	$(9.2)	$(3.7)	$12.9	$(20.2)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$432.8	$465.9	$—	$898.7
Other customers	—	479.1	23.4	—	502.5
Total net sales	—	911.9	489.3	—	1,401.2
Cost of goods sold	—	921.5	510.3	—	1,431.8
Gross profit (loss)	—	(9.6)	(21.0)	—	(30.6)
Selling, general and administrative expenses	36.9	—	1.3	—	38.2
Other operating (income) expense - net	—	—	0.4	—	0.4
Operating income (loss)	(36.9)	(9.6)	(22.7)	—	(69.2)
Interest expense - term loan	(1.3)	—	—	—	(1.3)
Interest expense	(15.9)	(1.2)	(0.2)	—	(17.3)
Intercompany interest	26.2	7.6	(33.8)	—	—
Interest income	0.2	—	0.4	—	0.6
Net gain (loss) on forward and derivative contracts	10.3	1.0	(0.6)	—	10.7
Other income (expense) - net	0.9	(2.0)	(0.5)	—	(1.6)
Income (loss) before income taxes and equity in earnings of joint ventures	(16.5)	(4.2)	(57.4)	—	(78.1)
Income tax benefit (expense)	1.6	—	4.1	—	5.7
Income (loss) before equity in earnings of joint ventures	(14.9)	(4.2)	(53.3)	—	(72.4)
Loss on sale of BHH	—	—	(4.3)	—	(4.3)
Equity in earnings (loss) of joint ventures	(61.1)	3.1	0.7	58.0	0.7
Net income (loss)	(76.0)	(1.1)	(56.9)	58.0	(76.0)
Other comprehensive income (loss) before income tax effect	2.8	1.6	2.0	(3.6)	2.8
Income tax effect	(0.8)	—	—	—	(0.8)
Other comprehensive income	2.0	1.6	2.0	(3.6)	2.0
Total comprehensive income (loss)	$(74.0)	$0.5	$(54.9)	$54.4	$(74.0)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$315.1	$569.1	$—	$884.2
Other customers	—	519.1	3.0	—	522.1
Total net sales	—	834.2	572.1	—	1,406.3
Cost of goods sold	—	821.1	548.8	—	1,369.9
Gross profit	—	13.1	23.3	—	36.4
Selling, general and administrative expenses	29.8	—	1.7	—	31.5
Helguvik (gains) losses	—	—	(4.5)	—	(4.5)
Other operating expense - net	—	—	0.0	—	0.0
Operating income (loss)	(29.8)	13.1	26.1	—	9.4
Interest expense	(15.4)	(1.2)	(0.1)	—	(16.7)
Intercompany interest	27.4	7.0	(34.4)	—	—
Interest income	0.3	—	1.0	—	1.3
Net gain (loss) on forward and derivative contracts	(0.2)	1.1	1.9	—	2.8
Other income (expense) - net	0.6	(0.2)	1.4	—	1.8
Income (loss) before income taxes and equity in earnings of joint ventures	(17.1)	19.8	(4.1)	—	(1.4)
Income tax benefit expense	0.7	—	(3.7)	—	(3.0)
Income (loss) before equity in earnings of joint ventures	(16.4)	19.8	(7.8)	—	(4.4)
Equity in earnings (loss) of joint ventures	15.2	(0.3)	3.2	(14.9)	3.2
Net income (loss)	(1.2)	19.5	(4.6)	(14.9)	(1.2)
Other comprehensive income (loss) before income tax effect	4.2	3.9	1.2	(5.1)	4.2
Income tax effect	(1.1)	—	—	—	(1.1)
Other comprehensive income	3.1	3.9	1.2	(5.1)	3.1
Total comprehensive income (loss)	$1.9	$23.4	$(3.4)	$(20.0)	$1.9

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$1.5	$—	$21.0	$—	$22.5
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	—	70.6	11.3	—	81.9
Due from affiliates	—	22.9	0.4	—	23.3
Inventories	—	199.0	123.3	—	322.3
Prepaid and other current assets	12.3	0.9	10.1	—	23.3
Total current assets	13.8	294.2	166.1	—	474.1
Property, plant and equipment - net	18.1	326.2	605.8	—	950.1
Investment in subsidiaries	625.1	57.7	—	(682.8)	—
Leases - right of use assets	5.9	1.4	16.9	—	24.2
Due from affiliates - long term	742.2	526.6	5.3	(1,272.7)	1.4
Other assets	35.4	4.2	2.4	—	42.0
TOTAL	$1,440.5	$1,210.3	$796.5	$(1,955.5)	$1,491.8

Accounts payable, trade	$2.9	$86.3	$22.8	$—	$112.0
Due to affiliates	—	—	—	—	—
Accrued and other current liabilities	26.7	25.1	14.3	—	66.1
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Term loan - current	15.0	—	—	—	15.0
Revolving credit facility	0.4	—	—	—	0.4
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	46.9	127.5	37.9	—	212.3
Senior notes payable	249.0	—	—	—	249.0
Term loan - less current portion	25.0	—	—	—	25.0
Accrued pension benefits costs - less current portion	22.3	20.7	5.4	—	48.4
Accrued postretirement benefits costs - less current portion	1.0	98.6	1.6	—	101.2
Due to affiliates - long term	395.2	295.4	582.1	(1,272.7)	—
Other liabilities	5.9	22.0	17.5	—	45.4
Leases - right of use liabilities	5.6	0.2	16.1	—	21.9
Deferred taxes	(0.3)	1.8	97.2	—	98.7
Total noncurrent liabilities	703.7	438.7	719.9	(1,272.7)	589.6
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	0.1	(0.1)	1.0
Other shareholders' equity	688.9	644.1	38.6	(682.7)	688.9
Total shareholders' equity	689.9	644.1	38.7	(682.8)	689.9
TOTAL	$1,440.5	$1,210.3	$796.5	$(1,955.5)	$1,491.8

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(57.1)	$45.0	$7.7	$—	$(4.4)
Purchase of property, plant and equipment	(0.6)	(26.4)	(12.9)	—	(39.9)
Proceeds from sale of joint venture	—	—	10.5	—	10.5
Intercompany transactions	(9.3)	(52.6)	2.0	59.9	—
Net cash provided by (used in) investing activities	(9.9)	(79.0)	(0.4)	59.9	(29.4)
Borrowings under term loan	40.0	—	—	—	40.0
Borrowings under revolving credit facilities	295.1	—	19.5	—	314.6
Repayments under revolving credit facilities	(318.0)	—	(19.5)	—	(337.5)
Other short term borrowings	3.4	—	—	—	3.4
Repayment on other short term borrowings	(3.4)	—	—	—	(3.4)
Issuance of common stock	0.3	—	—	—	0.3
Intercompany transactions	51.0	34.0	(25.1)	(59.9)	—
Net cash provided by (used in) financing activities	68.4	34.0	(25.1)	(59.9)	17.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.4	—	(17.8)	—	(16.4)
Cash, cash equivalents and restricted cash, beginning of period	0.1	0.8	38.8	—	39.7
Cash, cash equivalents and restricted cash, end of period	$1.5	$0.8	$21.0	$—	$23.3

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(51.2)	$(0.5)	$(7.3)	$—	$(59.0)
Purchase of property, plant and equipment	(4.0)	(38.9)	(6.4)	—	(49.3)
Intercompany transactions	39.5	40.9	(0.4)	(80.0)	—
Net cash provided by (used in) investing activities	35.5	2.0	(6.8)	(80.0)	(49.3)
Borrowings under revolving credit facilities	14.3	—	—	—	14.3
Issuance of common stock	0.2	—	—	—	0.2
Intercompany transactions	(37.1)	(1.7)	(41.2)	80.0	—
Net cash provided by (used in) financing activities	(22.6)	(1.7)	(41.2)	80.0	14.5
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38.3)	(0.2)	(55.3)	—	(93.8)
Cash, cash equivalents and restricted cash, beginning of period	64.3	0.7	103.0	—	168.0
Cash, cash equivalents and restricted cash, end of period	$26.0	$0.5	$47.7	$—	$74.2

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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 75% of our cost of goods sold; and

•	our production and shipment volume.
Results of Operations
The following discussion for the three and nine months ended September 30, 2019 reflects restart activity at Hawesville and no change in production capacities at our other operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately two-month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products and labor are the principal components of our cost of goods sold. In general, our results reflect the market cost of alumina on an approximately three month lag reflecting the terms of our alumina contracts and inventory levels.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
NET SALES:
Related parties	$282.3	$305.3	$898.7	$884.2
Other customers	155.7	176.5	502.5	522.1
Total net sales	438.0	481.8	1,401.2	1,406.3
Gross profit (loss)	(13.7)	(11.8)	(30.6)	36.4
Net income (loss)	(20.7)	(20.3)	(76.0)	(1.2)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.23)	$(0.23)	$(0.86)	$(0.01)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2019
3rd Quarter	119,916	$272.0	78,627	$152.1	198,543	$424.1
2nd Quarter	125,154	$295.0	78,226	$157.7	203,380	$452.7
1st Quarter	130,043	$313.3	76,408	$159.3	206,451	$472.6
Total	375,113	$880.3	233,261	$469.1	608,374	$1,349.4

2018
3rd Quarter	103,103	$283.3	79,823	$194.5	182,926	$477.8
2nd Quarter	100,458	$279.4	79,762	$189.1	180,220	$468.6
1st Quarter	107,145	$266.4	80,093	$185.6	187,238	$451.9
Total	310,706	$829.1	239,678	$569.2	550,384	$1,398.3
(1) Excludes scrap aluminum sales and alumina sales.

Net sales (in millions)	2019	2018
Three months ended September 30,	$438.0	$481.8
Nine months ended September 30,	$1,401.2	$1,406.3
Net sales for the three months ended September 30, 2019 decreased compared to the same period in 2018 driven by unfavorable LME and regional premiums of $93.4 million, offset by favorable volume and product mix impacts of $49.6 million.

Net sales for the nine months ended September 30, 2019 decreased compared to the same period in 2018 driven by unfavorable LME and regional premiums of $184.9 million, offset by favorable volume and product mix impacts of $179.8 million.

Gross profit (loss) (in millions)	2019	2018
Three months ended September 30,	$(13.7)	$(11.8)
Nine months ended September 30,	$(30.6)	$36.4
Gross profit for the three months ended September 30, 2019 decreased compared to the same period in 2018 driven primarily by unfavorable LME and regional premiums of $93.4 million and unfavorable operating expense, primarily at Hawesville, of $4.0 million, partially offset by favorable raw material prices of $63.5 million, favorable power prices of $13.0 million, and favorable volume of $14.2 million.

Gross profit for the nine months ended September 30, 2019 decreased compared to the same period in 2018, primarily driven by unfavorable LME and regional premiums of $184.9 million and unfavorable operating expense, primarily at Hawesville, of $20.4 million, partially offset by favorable raw material prices of $67.5 million, favorable power prices of $33.2 million, favorable operating expense of $11.2 million, and favorable volume of $37.0 million.

Selling, general and administrative expenses (in millions)	2019	2018
Three months ended September 30,	$11.6	$8.8
Nine months ended September 30,	$38.2	$31.5

Selling, general and administrative expenses for the three months ended September 30, 2019 increased $2.8 million compared to the same period in 2018 primarily driven by an increase in share-based compensation costs and professional fees.

Selling, general and administrative expenses increased $6.7 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily driven by an increase in compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2019	2018
Three months ended September 30,	$10.3	$0.8
Nine months ended September 30,	$10.7	$2.8

For the three months ended September 30, 2019, we recorded gains of $10.3 million on our forward and derivative contracts compared to gains of $0.8 million for the three months ended September 30, 2018, primarily due to a decrease in LME prices.

For the nine months ended September 30, 2019, we recorded gains of $10.7 million on our forward and derivative contracts compared to gains of $2.8 million for the nine months ended September 30, 2018, primarily due to a decrease in LME prices.

Income tax benefit (expense) (in millions)	2019	2018
Three months ended September 30,	$1.3	$(1.7)
Nine months ended September 30,	$5.7	$(3.0)
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
Available Cash
Our available cash and cash equivalents balance at September 30, 2019 was $22.5 million compared to $38.9 million at December 31, 2018.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine months ended September 30,
	2019	2018
	(in millions)
Net cash provided by (used in) operating activities	$(4.4)	$(59.0)
Net cash provided by (used in) investing activities	(29.4)	(49.3)
Net cash provided by (used in) financing activities	17.4	14.5
Change in cash, cash equivalents and restricted cash	$(16.4)	$(93.8)

The decrease in net cash used in operating activities was driven mainly by improvements in working capital in 2019, partially offset by a higher net loss during the first nine months of 2019 compared to the same period in 2018. The improvements in working capital were primarily attributable to lower raw material prices, timing of raw material receipts and the impact on receivables in the prior year of the change in payment terms for third party customers.

The decrease in net cash used in investing activities was primarily due to receipt of the first installment of the purchase price for the sale of BHH during 2019, as well as higher capital investments in the Hawesville restart project during 2018 than in 2019.

The increase in net cash provided by financing activities was primarily due to outstanding borrowings in 2019 on our Hawesville Term Loan, partially offset by repayment of borrowings on our U.S. senior secured revolving credit facility ("U.S. revolving credit facility"). Borrowings on our U.S. revolving credit facility are short term in nature to fund working capital requirements and are repaid continually. Borrowings on our Hawesville Term Loan are required to be repaid ratably over 24 months beginning in January 2020 and are being used to partially finance the second phase of the Hawesville restart project.
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
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility matures in November 2022.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Restarts of previously curtailed operations may increase our borrowing base by increasing our accounts receivable and inventory balances. As of September 30, 2019, our credit facilities had $177.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
As of September 30, 2019, we had $41.7 million of letters of credit outstanding under our U.S. revolving credit facility with approximately 59% related to our domestic power commitments and the remainder primarily securing certain debt and workers' compensation commitments.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $17.5 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2019, we were in compliance with all such covenants.
Senior Secured Notes
We have $250.0 million in 7.5% senior secured notes that mature in June 2021 ("2021 Notes"). Interest on the 2021 Notes is payable semi-annually. The indenture governing the 2021 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan"). Borrowings under the Hawesville Term Loan are being used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021, and is to be repaid in twenty-four (24) equal monthly installments of principal beginning on January 31, 2020. The Hawesville Term Loan bears interest, due monthly beginning at inception, at a floating rate equal to LIBOR plus 5.375% and is not secured by any collateral.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2019, the principal and accrued interest for the contingent obligation was $24.9 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2019 and management’s estimate of the LME forward market beyond the quoted market period, we have assessed that we will not be required to make payments on the contingent obligation during the term of the agreement through 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility as a result of the 2009 curtailment of operations at the facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended September 30, 2019 and 2018. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Section 232 Aluminum Tariff
In March 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security by incentivizing the restart of primary aluminum production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense.  In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff, with the exception of imports from Australia, Argentina, Canada and Mexico or imports that receive a product exclusion from the Department of Commerce.
Other Items

On May 22, 2019, Century Aluminum Asia Holdings Ltd. ("CAHL"), a wholly-owned subsidiary of the Company, entered into into an equity transfer agreement ("the Equity Transfer Agreement") with Guangxi Qiangqiang Carbon Co., Ltd. ("GQQ") pursuant to which GQQ has agreed to acquire all of CAHL’s forty percent (40%) interest in BHH, a carbon anode and cathode facility in China. Prior to the sale, BHH was operated as a joint venture between CAHL and GQQ. GQQ has agreed to pay CAHL RMB144.9 million in cash, payable in two equal installments. The first payment was received during the second quarter of 2019, and the second payment is due not later than December 31, 2019. In connection with this sale, a loss of $4.3 million is recorded in the Consolidated Statements of Operations during the nine months ended September 30, 2019. As of September 30, 2019, we have an outstanding $10.1 million receivable for the second payment, included in Accounts receivable - net, in the Consolidated Balance Sheets.

We previously announced our intention to return our Hawesville smelter to full production and upgrade its existing reduction technology. We project that the total cash requirements for the restart project, including the technology upgrade, will be approximately $150.0 million from the commencement of the project in 2018 through its completion, which is expected to occur during 2020. The first phase of the project, which involved the restart of the three potlines that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. This restart of 150,000 tonnes of curtailed production cost approximately $75.0 million. The second phase is expected to cost an additional $75.0 million and involves the rebuilding of the pots associated with the 100,000 tonnes of production from the two potlines that have been continuously operating and implementation of certain new technology across all production. The rebuild of the first of these two potlines is expected to be completed in the first quarter of 2020. We expect to complete the project during 2020 subject to market conditions. In April 2019, we entered a term loan agreement with Glencore, of $40.0 million to partially finance the cost of the second phase of the project. See Note 10. Debt to the consolidated financial statements included herein for additional information.

In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018. We expect that all losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles. As of September 30, 2019, we have received $15.8 million in insurance proceeds to offset against such losses.

In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the third quarter of 2019 and as of September 30, 2019 we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At September 30, 2019, we had $2.0 million in other current liabilities and $8.5 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the nine months ended September 30, 2019 were $22.9 million, excluding expenditures of $20.9 million associated with the restart project at Hawesville. We estimate our total capital spending in 2019 excluding the Hawesville restart project will be approximately $30.0 million, primarily related to ongoing investment projects at our plants.

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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of September 30, 2019 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at September 30, 2019. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$21.8	$6.4
Foreign exchange contracts (2)	—	—
Total	$21.8	$6.4

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$4.4	$14.2
Foreign exchange contracts (2)	0.9	1.5
Total	$5.3	$15.7

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, contracts relating to the expected restart of Hawesville's Line 4 ("Hawesville L4 power price swaps"), fixed for floating swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at September 30, 2019, refer to Note 11. Commitments and Contingencies to the consolidated financial statements included herein.
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

During the quarter ended September 30, 2019, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $125 million for the quarter ended September 30, 2019.

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

The non-U.S. Stockholder Affiliates expect to continue to engage in similar activities in the future in compliance with applicable economic sanctions and in conformity with U.S. secondary sanctions.

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2019 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amendment to Revolving Credit Facility, dated as of October 2, 2019, by and between Nordual Grundartangi ehf, as borrower, and Landsbankinn hf				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
_______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 8, 2019	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2019	By:	/s/ ELISABETH INDRIANI
Elisabeth Indriani
Global Controller (Principal Accounting Officer)