Form 10-K
period 2019-12-31
CENTURY ALUMINUM CO
filed 2020-02-27
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2019, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $345,000,000.  As of February 20, 2020, 89,185,661 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference:

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2020 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

Forward-Looking Statements
This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements about future events and are based on our current expectations. These forward-looking statements may be identified by the words "believe," "expect," "hope," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," "scheduled," "forecast" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may."
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

•
Our plans and ability to bring our Hawesville smelter back to full production and expectations as to the costs and benefits associated with this project, including expected incremental production or earnings and cash flow as well as benefits from investments in new technology and other production improvements;

•	Our ability to successfully obtain long-term competitive power arrangements for our operations, including at Mt. Holly;

•	Our assessment of global and local financial and economic conditions;

•
The impact of Section 232 relief, including tariffs or other trade remedies, the extent to which any such remedies may be changed, including through exclusions or exemptions, and the duration of any trade remedy;

•	The impact of any new or changed law, regulation, including, without limitation, sanctions or other similar remedies or restrictions;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets and liabilities;

•	Our ability to access existing or future financing arrangements and the terms of any such future financing arrangements;

•	Our ability to repay or refinance debt in the future;

•	Our ability to recover losses from our insurance;

•	Estimates of our pension and other postretirement liabilities, legal and environmental liabilities and other contingent liabilities;

•	Our assessment of any future tax or insurance claims;

•	Negotiations with labor unions; and

•	Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.

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

i

PART I
Throughout this Annual Report on Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," the "Company," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and product premiums. Our primary aluminum reduction facilities produce standard-grade and value-added primary aluminum products.  Our current annual production capacity is approximately 1,016,000 tonnes per year ("tpy"). We produced approximately 805,000 tonnes of primary aluminum in 2019.
In addition to our primary aluminum assets, we own a carbon anode production facility located in the Netherlands ("Vlissingen"). Carbon anodes are consumed in the production of primary aluminum. Vlissingen supplies carbon anodes to our aluminum smelter in Grundartangi, Iceland. Each of our aluminum smelters in the United States produces anodes at on-site facilities.
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
Strategic Objective
Our strategic objective is to serve our various constituencies (which, importantly, includes the creation of long-term value for our stockholders) by: (a) optimizing our safety and environmental performance; (b) improving the competitiveness of our existing assets by managing costs and improving productivity and efficiency; (c) pursuing upstream investment opportunities; and (d) expanding our primary aluminum business by improving and investing in the facilities we currently own as well as constructing, investing in or acquiring additional production capacity.
Primary Aluminum Facilities
Overview of Facilities
We operate three U.S. aluminum smelters, in Hawesville, Kentucky ("Hawesville"), Robards, Kentucky ("Sebree") and Goose Creek, South Carolina ("Mt. Holly"), and one aluminum smelter in Grundartangi, Iceland ("Grundartangi").
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf, and is our most modern facility. Grundartangi is currently in the process of a multi-year expansion project that has brought the annual primary aluminum production capacity from 280,000 tonnes to current capacity of approximately 317,000 tonnes and is expected to ultimately increase annual production capacity at Grundartangi to approximately 325,000 tonnes.  Grundartangi produces standard-grade aluminum ingot and a primary foundry alloy product, which is a value-added product that is sold at a premium to standard-grade aluminum.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes of primary aluminum.

Approximately 60% of Hawesville's capacity was curtailed in the fourth quarter of 2015 as a result of significant declines in the LME price for aluminum. We are currently in the process of a multi-year project at Hawesville to restart this previously curtailed capacity, rebuild the two potlines that we continued to operate past their expected life cycle, and implement new technology across all production. In early 2019, we completed the first phase of this project, which involved restarting production on the three potlines that had been curtailed since the fourth quarter of 2015. The second phase of this project involves the rebuilding the two potlines that had been continuously operating and implementation of certain new technology across all production at Hawesville. The first of these potlines is currently in the process of being rebuilt and is expected to return to production in early 2020. The rebuild of the fifth and final potline at Hawesville and completion of planned technology upgrades are expected to be completed over the next several years, subject to market conditions. Each potline at Hawesville represents incremental production capacity of approximately 50,000 tonnes.
Hawesville produces standard-grade and high purity aluminum that can be cast into sow or delivered directly to nearby customers as molten metal.
Hawesville is our largest U.S. smelter and is the largest producer of high purity primary aluminum in North America. Four of Hawesville's five potlines are capable of producing high purity aluminum which is sold at a premium to standard-grade aluminum and is used extensively by the defense industry as well as for aerospace and other applications.

Sebree

Sebree, located adjacent to the Green River near Robards, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"). Sebree has an annual production capacity of approximately 220,000 tonnes of primary aluminum. Sebree produces standard-grade aluminum that can be cast into sow and value-added products, including billet, that are sold at a premium to standard-grade aluminum or delivered directly to nearby customers as molten metal. In 2019, we expanded the smelter’s overall output by adding 20,000 tonnes of additional secondary (scrap reprocessing) capacity.
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
Primary Aluminum Production Capacity
Our primary aluminum smelters and their respective primary aluminum capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2019 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	317,000	316,000
Hawesville, Kentucky, USA	100%	1970	250,000	156,000
Sebree, Kentucky, USA	100%	1973	220,000	219,000
Mt. Holly, South Carolina, USA	100%	1980	229,000	114,000
			1,016,000	805,000

(1)
The tonnes per year (tpy) figures in this column reflect an estimate of the facility's total production capacity based on plant design, historical operating results and operating efficiencies and does not necessarily represent each facility’s maximum production capability.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2015(1).

(1)
Shipment volumes reflect (i) the partial curtailment of our Hawesville and Mt. Holly operations during the fourth quarter of 2015 and (ii) incremental production from the restart of capacity at Hawesville beginning in 2018, offset by lower production due to a temporary potline outage at Sebree in 2018.

Primary Aluminum Projects

Helguvik project

The Helguvik project is a greenfield project for an aluminum reduction facility in Helguvik, Iceland ("Helguvik" or the "Helguvik project"), owned by our wholly-owned subsidiary, Nordural Helguvik ehf ("Nordural Helguvik"). The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland.  Construction activity and spending on the project have been curtailed since 2008.

Carbon Products Facilities

Vlissingen

In addition to our primary aluminum assets, we own a carbon anode production facility located in Vlissingen, the Netherlands, which is owned and operated by our wholly-owned subsidiary, Century Aluminum Vlissingen B.V. Vlissingen has an annual carbon anode production capacity of approximately 157,000 tonnes. We acquired Vlissingen in 2012 and restarted the facility in late 2013 with an initial carbon anode production capacity of 75,000 tonnes. In 2015, we completed a project to expand Vlissingen’s annual production capacity to 145,000 tonnes; and in 2019, we completed the rebuild and expansion of one of the baking furnaces at Vlissingen which is expected to further increase annual carbon anode production capacity by an additional 12,000 tonnes. With these expansion projects in place, we expect Vlissingen will be able to supply approximately 90% of Grundartangi’s carbon anodes requirements at current production levels. Each of our smelters in the United States produces anodes at on-site facilities.
Pricing
Pricing for primary aluminum products is typically comprised of three components: (i) the base commodity price which is based on quoted prices on the LME, plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe) plus (iii) any product premium. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the amount of regional premiums and product premiums.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in the aluminum price through the use of fixed-price commitments, LME-linked supply contracts and other financial instruments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of how we manage our exposure to market risk.
Customer Base
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2019, we derived approximately 65% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore") and approximately 13% of our consolidated sales from Southwire Company ("Southwire"). We currently have agreements in place to sell a substantial portion of our 2020 production to these customers. We expect that the rest of our 2020 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Both Glencore and Southwire purchase aluminum produced at our U.S. smelters at prices based on the LME price for primary aluminum plus the Midwest regional premium plus any additional market-based product premiums. Glencore also purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums. Glencore beneficially owns 42.9% of our outstanding common stock (46.9% on a fully diluted basis).
Key Production Costs
Alumina, electrical power, calcined petroleum coke and liquid pitch (the key raw materials for carbon anodes), and labor are the principal components of our cost of production.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2019.  For a description of certain risks related to our raw materials, supplies, power and labor, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements
While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (2)
Noble Resources	Approximately 180,000 tpy	Through December 2020	LME-linked
Concord Resources Ltd.	Approximately 180,000 tpy	Through December 2022	LME-linked
Concord Resources Ltd.	Approximately 600,000 tpy	Through December 2024	Fixed, LME-linked, and API-linked components
Glencore(1)	Variable	Through December 2021	API and LME-linked

(1)	Under the terms of this agreement, Glencore provides alumina supply for all of Century's requirements net of other contractual commitments.

(2)	"API" refers to a published alumina price index.

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2023 - 2036	Variable rate linked to (i) the LME price for primary aluminum or (ii) the Nord Pool power market
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2020	Variable rate based in part on a cost of service charge and in part on natural gas prices
Helguvik	OR	Approximately 25 years from the dates of each phase of power delivery	Variable rate based on the LME price for primary aluminum

Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS, Landsvirkjun and OR. Historically, all of the power supplied to Grundartangi has been delivered at prices indexed to the price of primary aluminum. Beginning in November 2019, the price of approximately thirty percent (30%) of Grundartangi’s power requirements began to be linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe. As of December 31, 2019, we had entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period from November 1, 2019 through December 31, 2020, and we may enter into further similar financial contracts in the future.
Grundartangi's power purchase agreements expire on various dates from 2023 through 2036 (subject to extension). Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Hawesville. CAKY is party to a power supply arrangement with Kenergy and EDF Trading North America, LLC ("EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2021. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2021. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
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
Employees
As of December 31, 2019, we had 2,079 employees.
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 65% of our total workforce.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2019
Hawesville	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”)	Through April 1, 2020
Sebree	USW	Through October 28, 2023
Vlissingen	Federation for the Metal and Electrical Industry (“FME”)	Through December 1, 2020
Approximately 86% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement expired on December 31, 2019. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the unions regarding the terms of a new agreement.
100% of Vlissingen's workforce is represented by the FME. The FME negotiates working conditions with trade unions on behalf of its members. The current labor agreement is effective through December 1, 2020.
Approximately 56% of our U.S. based workforce is represented by the USW. CAKY's Hawesville employees represented by the USW are under a collective bargaining agreement that expires on April 1, 2020. Century Sebree's employees represented by USW are under a collective bargaining agreement that expires on October 28, 2023.

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
Competitive Advantages
While we face significant competition, we also have several competitive advantages. We believe our key competitive advantages are:
Focus on Primary Aluminum Business. We operate principally in the production of primary aluminum. By concentrating our activities in primary aluminum production, we are able to focus our resources on optimizing the cost effectiveness of our existing operations, minimizing overhead costs and maintaining a market position where our products are ultimately targeted toward a broad range of end uses.

Strong Internal Growth Opportunities. Over the past several years, we have undertaken expansion programs at all of our operating facilities with the exception of Mt. Holly, and continue to pursue additional internal growth opportunities. We are currently in the process of a multi-year project at Hawesville to restart previously curtailed capacity, rebuild two potlines that we had continued to operate past their expected life cycle, and implement new technology across all production. Bringing Hawesville back to full capacity would allow us to increase our annual production capacity of aluminum by approximately 150,000 tonnes from pre-restart levels. At Sebree, in 2019, we expanded the smelter’s overall output by adding 20,000 tonnes of additional secondary (scrap reprocessing) capacity.

At our Grundartangi, Iceland smelter, we are in the process of a multi-year project that has brought Grundartangi's annual primary aluminum production capacity from 280,000 tonnes to current capacity of approximately 317,000 tonnes and is expected to ultimately increase annual production capacity to approximately 325,000 tonnes. At Vlissingen, in 2019, we completed the rebuild and expansion of one of the baking furnaces which is expected to increase annual carbon anode production capacity by 12,000 tonnes and to allow Vlissingen to supply approximately 90% of Grundartangi’s carbon anode requirements at current production levels.

We continue to pursue additional internal growth opportunities to maximize efficiencies and improve overall performance.
Duty Free Access to our Major Customer Markets. Our facilities benefit from international and national trade laws and regulations. For example, the European Union imposes import tariffs on primary aluminum from producers outside the European Economic Area (the "EEA"), which includes Iceland, and the U.S. imposes a 10% tariff on certain primary aluminum imports into the United States. Our U.S. and Icelandic businesses currently access these respective markets duty-free which provides us with an advantage over our competitors who sell into these markets under these tariff regimes.
Close Proximity to our Major Customers. Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest regional premium and providing a competitive advantage in freight costs over our competitors. The proximity to our customers also allows us to deliver a portion of our Kentucky production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers. In Iceland, our proximity to European markets provides a competitive advantage for Grundartangi, allowing us to capture the European Duty Paid Premium and other logistical benefits compared to our competitors outside the EEA.
Access to Competitive Power. Our Kentucky operations benefit from market-based power contracts that provide electricity to these operations at competitive prices. The price of approximately thirty percent (30%) of Grundartangi’s power requirements is linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain areas of Europe. Approximately seventy percent (70%) of the power requirements for our Grundartangi plant is indexed to the price of primary aluminum, which reduces our exposure to power price fluctuations and provides a natural hedge against movements in the aluminum price. We continue to seek the ability to access the open market for 100% of our power requirements at Mt. Holly.

Diverse Value Added Product and Secondary Market Portfolio. We have the ability across our operations to cast a variety of aluminum products, both in terms of shapes and alloys. These high purity and value-added primary aluminum products are sold at a premium to standard-grade aluminum. Our Hawesville plant is the largest producer of high purity aluminum in North America. Four of Hawesville’s five potlines are capable of producing high purity aluminum, which is used extensively by the defense industry as well as for certain aerospace applications. Both Sebree and Mt. Holly have value-added casthouses that have the ability to produce large volumes of billet, slab and other value-added products.

Sustainability. Our Natur-Al™ aluminum produced at our Grundartangi, Iceland smelter has one of the lowest carbon footprints in the industry due to Grundartangi’s access to clean hydroelectric and geothermal power sources. Our Grundartangi smelter has also been certified against the Aluminum Stewardship Initiative (ASI) Performance Standard for responsible production, sourcing and stewardship of aluminum. In addition to providing additional value to our customers, our low carbon footprint in Iceland mitigates our exposure to current or future carbon regulations.
Experienced Management Team. Our management team includes executives and managers with significant experience in the aluminum industry, the broader metals and mining sector, the development of large and complex projects and the functional disciplines we require to manage and grow our business. In addition, the managers of our production facilities have substantial backgrounds and expertise in the technical and operational aspects of these plants.
For additional information, see Item 1A. Risk Factors. We may be unable to continue to compete successfully in the highly competitive markets in which we operate.

Divestitures

Sale of our Interest in BHH

On May 22, 2019, Century Aluminum Asia Holdings Ltd. ("CAHL"), a wholly-owned subsidiary of Century Aluminum Company, entered into an equity transfer agreement (the "Equity Transfer Agreement") with Guangxi Qiangqiang Carbon Co., Ltd. ("GQQ") pursuant to which GQQ acquired all of our 40% interest in Baise Haohai Carbon Co., Ltd. ("BHH"), a former joint venture with GQQ, that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. As consideration for the sale, GQQ paid us the full purchase price of RMB144.9 million ($20.8 million) in cash in 2019.
Environmental Matters
We are subject to various environmental laws and regulations in the countries in which we operate.  We have spent, and expect to continue to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities or those of our predecessors have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Note 15. Commitments and Contingencies to the consolidated financial statements included herein.
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

Declines in aluminum prices could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating results depend on the market for primary aluminum which can be volatile and subject to many factors beyond our control. The overall price of primary aluminum consists of three components: (i) the base commodity price, which is based on quoted prices on the LME; plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe); plus (iii) any product premium. Each of these three components has its own drivers of variability.

The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors, political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. A deterioration in global economic conditions or a worldwide financial downturn also has the potential to adversely affect future demand and prices for aluminum. Geopolitical uncertainty of any kind, including the United Kingdom’s exit from the European Union (commonly referred to as Brexit), major public health issues (such as an outbreak of a pandemic or epidemic like the novel coronavirus COVID-19) or other unexpected events have the potential to negatively impact business confidence and increase price volatility.  Such events may also impact prices by causing disruptions in our operations, supply chain, or workforce.

Declines in aluminum prices could cause us to curtail production at our operations or take other actions to reduce our cost of production, including deferring certain capital expenditures and maintenance costs and implementing workforce reductions. Any deferred costs achieved through such curtailments and other cost cutting measures could ultimately result in higher capital expenditures and maintenance costs than would have been incurred had such costs not been deferred and increase the costs to restore production capacity if market forces warrant. Declines in aluminum prices also negatively impact our liquidity by lowering our borrowing availability under our asset-based revolving credit facilities (due to a lower market value of our inventory and accounts receivable). These factors may have a material adverse effect on our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
Curtailment of aluminum production at our facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.
The continued operation of our smelters depends on the market for primary aluminum and our underlying cost of production. Due to significant declines in the aluminum price during 2015, we made the decision to curtail three potlines representing 60% of production at our Hawesville smelter, which potlines have recently been rebuilt and returned to production. We are also currently operating our Mt. Holly smelter at 50% capacity as a result of uncompetitive power prices. There can be no assurance that future deterioration in the price of aluminum or increases in our costs of production will not result in additional production curtailments at our smelters.
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

Excess capacity and over production of aluminum products may materially disrupt world aluminum markets causing price deterioration which, in turn, could adversely impact our sales, margins and profitability.

World aluminum prices have been significantly depressed in recent years primarily due to large amounts of excess capacity and over production in China and other regions. Significant portions of world aluminum production would not be possible without financial and other support from governments and state-owned entities. This oversupply has caused world aluminum prices to be adversely impacted. Over production and the improper export of heavily subsidized aluminum products may result in depressed prices and, in turn, have a material adverse impact on our operating results, sales, margins and profitability.

Changes in trade laws or regulation may have an adverse effect on our sales margins and profitability.

Our businesses compete in a global marketplace and are subject to international and national trade laws and regulations. The breadth of these laws and regulations continues to expand. For example, both the European Union and the U.S. impose import tariffs on primary aluminum from certain foreign producers. Our Icelandic and U.S. businesses are currently able to access these respective markets duty-free. Any change to these import duties, including the granting of exemptions, a reduction in the tariff rate or a full repeal of the tariff scheme, could lessen or potentially eliminate the benefit we realize from these tariffs and could negatively impact our profitability. These or other changes in trade laws and regulations could affect the ultimate price we receive for our products, the prices and availability of our raw materials or our ability to access certain markets and could have a material adverse effect on our business, financial position, results of operations and liquidity.
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

For some of these production inputs, such as alumina, coke and pitch, we do not have any internal production and rely on a limited number of suppliers for all of our requirements. Many of our supply agreements are short term or expire in the next few years. There is no assurance that we will be able to renew such agreements on commercially favorable terms, if at all. Certain of our principal raw materials are commodities for which, at times, availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, weather conditions and other transportation delays, major force majeure events, tariffs, sanctions and currency exchange rates. Because we rely on a limited number of suppliers, if our suppliers cannot meet their contracted volume commitments or other contractual requirements, it may be difficult for us to source our raw materials from alternative suppliers at commercially reasonable prices or within the time periods required by our operations. If we are unable to source from alternative suppliers, we could be forced to curtail production or use raw materials that do not meet our requirements, which could cause inefficiencies in our operations, increase costs or impact our production capabilities, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.
We are also exposed to price risk for each of these commodities. For example, the pricing under certain of our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. During 2018, for example, external events in the alumina markets, including the partial curtailment of the Alunorte alumina refinery in Brazil due to environmental concerns following severe weather and U.S. sanctions impacting UC Rusal’s ability to supply alumina to the market, caused significant price volatility. As a result of these events, the alumina index price reached a high of $710 per tonne in April 2018 compared to an average price of $332 per tonne for 2019 and $354 per tonne for 2017.
Because we sell our products based on the LME price for primary aluminum, we are not able to pass on to our customers any increased cost of raw materials that are not linked to the LME price. Material disruptions in availability of our raw materials at competitive prices could impact our ability to operate our smelters which may have a material adverse effect on our business, financial position, results of operations and liquidity.

Increases in energy costs adversely affect our business, financial position, results of operations and liquidity.

Electrical power represents one of the largest components of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.

In the U.S., our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts, and our Mt. Holly plant receives 75% of its electricity requirements under a market-based electricity contract. Starting in November 2019, the price of approximately thirty percent (30%) of Grundartangi’s power requirements is linked to the market price for power in the Nord Pool power market, which exposes us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of primary aluminum. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of aluminum. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and energy prices not tied to corresponding increases in the LME price could have a material adverse effect on our business, financial position, results of operations and liquidity.

If we are unable to enter into a long term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to further curtail operations at the Mt. Holly plant.

Mt. Holly is currently required to purchase 25% of its power requirements from Santee Cooper's generation at a standard cost-based industrial rate, which is substantially higher than the market-based rate Mt. Holly pays for the remaining 75% of its power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry. As a result of such uncompetitive power prices, Mt. Holly has curtailed approximately 50% of its production capacity. We continue to seek the ability to access the open market for 100% of our power requirements at Mt. Holly and to pursue every reasonable alternative available to us to achieve this objective. There can be no assurance, however, that we will be successful in these efforts. If we are unable to secure a long term power arrangement for 100% of Mt. Holly's power requirements on competitive terms, we may choose, or be forced, to further curtail operations at the plant.

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

Disruptions in our supply of power and other events could adversely affect our operations.

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

We are currently in the process of a multi-year project at our Hawesville, Kentucky aluminum smelter to restart previously curtailed capacity, rebuild two potlines that we had continued to operate past their expected life cycle, and implement new technology across all production. In early 2019, we completed the first phase of this project, which involved restarting production on the three potlines that had been curtailed since the fourth quarter of 2015 and upgrading the cell technology on these potlines. The second phase of this project involves rebuilding the two potlines that had been continuously operating and implementation of certain new technology across all production at Hawesville. The first of these potlines is currently in the process of being rebuilt and is expected to return to production in early 2020. The rebuild of the fifth and final potline at Hawesville is expected to be completed over the next several years, subject to market conditions. The decision to continue with the Hawesville restart project is based on certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, raw materials and premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the Hawesville restart project uneconomic and we may decide at any time to discontinue the unfinished portions of the project.

There can be no assurance that we will be able to restore Hawesville to full production within our projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of the project, delay the project or render the project not feasible. Our ability to finance the project could also be impacted by our cash position and results of operations. Any delay in the completion of the project, unexpected or increased costs or inability to fund the project could have a material adverse effect on our business, financial position, results of operations and liquidity.
We may be unable to realize the expected benefits of our capital projects.
From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken expansion projects at our Sebree, Hawesville, Grundartangi and Vlissingen facilities. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, regulatory and labor-related factors. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our failure to maintain satisfactory labor relations could adversely affect our business.
The bargaining unit employees at our Grundartangi, Hawesville, Sebree and Vlissingen facilities are represented by labor unions, representing approximately 65% of our total workforce as of December 31, 2019. Our Grundartangi labor agreement expired on December 31, 2019. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the unions regarding the terms of a new agreement. In addition, our Vlissingen labor agreement is scheduled to expire on December 1, 2020. Our Hawesville and Sebree labor agreements are scheduled to expire April 1, 2020 and October 28, 2023, respectively.
While we are hopeful to reach agreement with the labor unions to renew these agreements on acceptable terms, there is no assurance that we will be successful in doing so. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  As part of any negotiation with a labor union, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our production capabilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2019 we derived approximately 78% of our consolidated net sales from two major customers and we currently have agreements in place to sell a substantial portion of our 2020 production to these same customers. We expect that the rest of our 2020 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
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
We receive a significant portion of our revenues and cash flow from our operations in Iceland and the Netherlands.  These operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, taxes, export duties, currency restrictions and exchange, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws and regulations.  Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future adverse changes in these laws could have a material adverse effect on our business, financial position, results of operations and liquidity.
In addition, we may be exposed to fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operating expenses which are denominated and payable in those currencies. To the extent we explore additional opportunities outside the U.S., our currency risk with respect to foreign currencies may increase.
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

A deterioration in our financial condition or credit rating could limit our ability to access the credit and capital markets on acceptable terms or to enter into hedging and financial transactions, lead to our inability to access liquidity facilities, and could adversely affect our financial condition and our business relationships.

Our credit rating has been adversely affected by unfavorable market and financial conditions. Our existing credit rating, or any future negative actions the credit agencies may take affecting our credit rating, could expose us to significant borrowing costs and less favorable credit terms, limiting our ability to access the credit and capital markets, and have an adverse effect on our relationships with customers, suppliers and hedging counterparties. An inability to access the credit and capital markets when needed in order to refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial position, results of operations and liquidity.

We may be unable to generate sufficient cash flow to meet our debt service requirements which may have a material adverse effect on our business, financial position, results of operations and liquidity.

As of December 31, 2019, we had an aggregate of approximately $301.0 million of outstanding debt (including $250.0 million aggregate principal amount of senior secured notes due June 2021). Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

Our substantial indebtedness or any future additional indebtedness could adversely affect our business, results of operations or financial condition.

Our substantial indebtedness and the significant cash flow required to service such debt increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility. Despite our substantial indebtedness, we may incur substantial additional debt in the future. Although the agreements governing our existing debt limit our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  In addition, these agreements may also allow us to incur certain obligations that do not constitute debt as defined in these agreements.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service and meet our debt or other obligations, would increase.

We are subject to interest rate risk, which could adversely affect our borrowing costs, financial condition and results of operations.

Our industrial revenue bonds ("IRBs") and borrowings on our U.S. and Iceland revolving credit facilities as well as the Hawesville Term Loan are currently at variable interest rates, and future borrowings required to fund working capital at our businesses, capital expenditures, acquisitions, or other strategic opportunities may be at variable rates, which exposes us to interest rate risk. An increase in interest rates would increase our debt service obligations under our existing debt instruments and potentially any future debt instruments, further limiting cash flow available for other uses. Any increase in interest rates could adversely affect our borrowing costs, financial condition and results of operations.

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

The failure of our information technology systems, network disruptions, cyber-attacks or other breaches in data security could have a material adverse effect on our business, results of operations and financial position.

We depend on our information technology systems to effectively manage significant aspects of our business including, without limitation, production process control, metal inventory management, shipping and receiving, and reporting financial and operational results. Any disruptions, delays, or deficiencies in our information systems or network connectivity could result in increased costs, disruptions in our business, and/or adversely affect our ability to timely report our financial results.

Our information technology systems are vulnerable to damage or interruption from circumstances largely beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, security breaches, and cyber- attacks, which include viruses, malware, and ransomware attacks. While we have disaster recovery and business continuity plans in place, if our information technology systems are damaged or interrupted for any reason, and, if the disaster recovery and business continuity plans do not effectively resolve such issues on a timely basis, we may be unable to manage or conduct our business operations, suffer reputational harm, and may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, cash flows and financial condition.

Cybersecurity incidents, in particular, are increasing in frequency and continue to become more sophisticated and include, but are not limited to, attempts to gain unauthorized system access to install malicious software such as ransomware or malware, direct fraudulent payments to fictitious vendors, disrupt production process control and financial systems, and release of confidential or otherwise protected information and data.

Due to the evolving nature of cybersecurity threats, the scope and impact of any incident cannot be predicted. While the Company continually works to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that damage or interrupt access to information systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations.  In addition, we may not be able to contain a targeted cybersecurity incident to any one particular operating location. Furthermore, although the Company does maintain insurance in its operations, such insurance may not cover all liabilities affiliated with any sort of cyber incident or security breach. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws and could have a material adverse effect on our business, results of operations and financial position.
Climate change, climate change legislation or environmental regulations may adversely impact our operations.

Governmental regulatory bodies in the United States and other countries where we operate have adopted, or may in the future adopt, laws or other regulatory changes in response to the potential impacts of climate change. Laws and regulations could have a variety of adverse effects on our business.
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
In addition, as a member of the EEA and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and Directive 2003/87/EC of the European Parliament (the "Directive") which establishes a "cap and trade" scheme for greenhouse gas emission allowance trading.  Iceland is complying with the Directive by participating in the European Union ("EU") Emission Trading System which requires us to purchase carbon dioxide allowances for our Grundartangi smelter. We currently receive approximately 70% of needed emission allowances for the Grundartangi smelter free of charge, although changes to these regulations, or the implementation of new regulations, could cause our cost of allowances to rise or impose other costs.
The future impact of these or other potential regulatory changes is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through our customers or our supply chain.  We may incur increased capital expenditures resulting from compliance with such regulatory changes, increased energy costs, costs associated with a "cap and trade" system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in cost of goods sold.  For example, "cap and trade" legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial position, results of operations and liquidity.
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
We are subject to various foreign, federal and state laws that regulate the protection of the health and safety of our workers. Changes in existing laws, possible future laws and regulations or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures or impose restrictions on our operations. For example, we are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”). On January 9, 2017, OSHA published a new standard for workplace exposure to beryllium, contained in alumina. The new standard would, among other things, lower the permissible exposure limits and establish new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and recordkeeping, among others. Companies are required to comply with various elements of the new standard between March 2018 and March 2020; however, we have filed a petition with the U.S. Court of Appeals for the Eighth Circuit to review the final rule and are in negotiations with OSHA regarding certain changes to the rule and its application to us. In the event we are unable to reach an agreement with OSHA, we will proceed with our petition challenging the rule. Compliance with the new standard could require significant capital expenditure and would likely increase our production costs. The ultimate impact, if any, of this new standard will depend on the nature and extent of the final rule as implemented, the cost of and our ability to meet the new standard, the potential impact on alumina costs, and other factors. Failure to comply with applicable laws and regulations that regulate the protection of the health and safety of our workers may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on our business and results of operations.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. The outcome of such matters is often difficult to assess or quantify and the cost to defend future proceedings may be significant.  If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position, cash flows and results of operations. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. For a more detailed discussion of pending litigation, see Item 3. Legal Proceedings and Note 15. Commitments and Contingencies to the consolidated financial statements included herein.

In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels, or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.
Glencore may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.
Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred Stock. In addition, one of our five directors is a Glencore employee. During the year ended December 31, 2019, we derived approximately 65% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2020. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. Because of the interests described above, Glencore may have substantial influence over our business, and, to the extent of their ownership of our common stock, on the outcome of any matters submitted to our stockholders for approval.
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
As of December 31, 2019, we had federal net operating loss carryforwards of approximately $1,519.9 million which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
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
Iceland, for example, has suffered several natural disasters and extreme weather events, including significant volcanic eruptions and earthquakes which can lead to disruption in power transmission or other impacts to our operations. Insufficient rain in Iceland has and could in the future lead to low water levels in the reservoirs which has resulted and may again result in curtailments in power which is provided to our Grundartangi smelter from hydroelectric and geothermal sources.
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

Item 2. Properties
Our principal executive office is located at 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606. We own and operate aluminum smelters in the United States and Iceland. We also own a carbon anode production facility located in the Netherlands. We lease certain of our facilities under long-term operating leases, however we do not believe that this fact materially affects the continued use of these properties. We believe all of our facilities are suitable and adequate for our current operations.  Our significant properties are listed below. Additional information about the age, location and productive capacity of our facilities is available in the "Overview" section of Item 1. Business.

Facility	Ownership
Hawesville	100% Owned
Sebree	100% Owned
Mt. Holly	100% Owned
Grundartangi	Facility 100% owned; long-term ground lease
Helguvik	Facility 100% owned; long-term ground lease
Vlissingen	Facility 100% owned; long-term ground lease
Chicago Corporate Office	Long-term office lease

Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2019, refer to Note 15. Commitments and Contingencies to the consolidated financial statements included herein.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of February 20, 2020, there were 99 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2019 or 2018.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2014 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders from December 31, 2014 through December 31, 2019

As of December 31,	2014	2015	2016	2017	2018	2019
Century Aluminum Company	$100	$18	$35	$80	$30	$31
Morningstar Aluminum Index	100	63	77	141	70	74
S&P 500 Index	100	101	114	138	132	174

Issuer Purchases of Equity Securities during the three months ended December 31, 2019

There were no issuer purchases of equity securities during the three months ended December 31, 2019. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data and notes thereto.

	Year Ended December 31,
	2019 (6)	2018	2017 (5)	2016 (1) (5)	2015 (2) (5)
	(dollars in millions, except per share amounts)
Net sales	$1,836.6	$1,893.2	$1,589.1	$1,319.1	$1,949.9
Gross profit (loss)	(23.9)	(22.9)	131.3	(6.1)	38.7
Operating income (loss)	(72.1)	(59.0)	97.2	(227.9)	(36.5)
Net income (loss)	(80.8)	(66.2)	48.6	(252.4)	(59.3)
Earnings (loss) per share:
Basic and Diluted	$(0.91)	$(0.76)	$0.51	$(2.90)	$(0.68)

Total assets	$1,499.7	$1,537.5	$1,581.6	$1,540.3	$1,752.5
Total debt (3)	301.0	279.7	256.0	255.5	255.1
Long-term debt obligations (4)	269.2	248.6	248.2	247.7	247.3

Other information
Primary aluminum shipments, in tonnes:
Direct	811,244	749,850	743,198	687,700	823,751
Toll	—	—	—	46,125	98,207
Average price per tonne:
Direct shipments	$2,184	$2,505	$2,126	$1,825	$2,169
Toll shipments	—	—	—	1,172	1,374
LME	1,792	2,110	1,968	1,604	1,663
Midwest premium	396	420	199	169	279
European Duty Paid premium	142	164	148	132	236

(1)	In 2016, the Helguvik project in Iceland was determined to be impaired and charges of $152.2 million were recorded.

(2)	In 2015, our Ravenswood smelter was permanently closed. Also, in the fourth quarter of 2015, operations at Hawesville and Mt. Holly were partially curtailed.

(3)
Total debt includes all long-term debt obligations and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, current portion of the Hawesville Term Loan, borrowings under our revolving credit facilities and the IRBs.

(4)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of the long-term debt.

(5)	As adjusted due to the adoption of ASU 2017- 07 "Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost."

(6)	In 2019, we recognized a loss of $4.3 million related to the sale of our 40% interest in BHH. This is reflected in 2019 net income (loss).

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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:

•	the price of primary aluminum, which is based on the London Metal Exchange ("LME"), plus any regional premiums and value-added product premiums;

•	the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 75% of our cost of goods sold; and

•	our production volume.
Pricing of aluminum
The overall price of primary aluminum consists of three components: (i) the base commodity price, which is based on quoted prices on the LME; plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States ("MWP") and the European Duty Paid premium for metal sold into Europe); plus (iii) any product premium. Each of these price components has its own drivers and variability.
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

The historic volatility of the price of aluminum is reflected in the chart below:
The average LME price for primary aluminum was $1,792 per tonne in 2019, compared to $2,110 per tonne in 2018, and $1,968 in 2017. The average MWP price was $396 per tonne in 2019 compared to $420 per tonne in 2018 and $199 per tonne in 2017. The average European Duty Paid premium was $142 per tonne in 2019 compared to $164 per tonne in 2018 and $148 per tonne in 2017.
Energy, Key Supplies and Raw Materials
Our operating costs are significantly impacted by changes in the prices of the materials used in the production of aluminum, including alumina, electrical power and carbon products. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and product premiums, we are unable to pass increased production costs on to our customers. Although we attempt to mitigate the effects of price fluctuations from time to time through the use of various fixed-price commitments, financial instruments and also by negotiating LME-based pricing in some of our raw materials and electrical power contracts, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.
Alumina and electrical power represent the two largest components of our cost of goods sold. As a result, the availability of these cost components at competitive prices is critical to the profitability of our operations. The pricing under our alumina supply contracts is variable. A certain portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance and other factors outside of our control.  Various external events in the alumina markets during 2018 caused significant increases in the price of alumina resulting in the ratio of alumina prices to aluminum prices to well exceed historical levels, which persisted throughout 2018 and much of 2019. By the end of 2019, the relationship between alumina and aluminum prices returned to historical levels following the resolution of these supply dislocations. The average alumina index price for 2019 was $332 per tonne compared to $473 per tonne for 2018 and $354 per tonne for 2017.
Electrical power is our other largest operating cost. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and our Mt. Holly plant receives 75% of its electricity requirements under a market-based contract. In the U.S., market-based energy prices are driven in large part by coal and natural gas prices and weather-influenced electric loads. In 2019, both coal and natural gas prices were relatively low and weather conditions were moderate.
Our Mt. Holly aluminum smelter is currently required to purchase 25% of its power requirements from Santee Cooper at a standard cost-based industrial rate, which is substantially higher than the rate Mt. Holly pays for market power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry and puts its continued operation at risk. As a result of such uncompetitive power prices, Mt. Holly has already curtailed 50% of its production capacity. We continue to seek the ability to access the open market for 100% of our power requirements at Mt. Holly but there can be no assurance that we will be successful in these efforts. See Item 1A. Risk Factors. If we are unable to enter into a long-term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to further curtail operations at the plant.
In Iceland, approximately seventy percent (70%) of the power requirements for our Grundartangi plant is indexed to the price of primary aluminum, which provides a natural hedge of one of our largest production costs. The price of the remaining thirty percent (30%) of Grundartangi’s power requirements is linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe.
Production/Shipment Volumes
Shipment volume is another key determinant of our financial results.  In normal circumstances, fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. U.S. shipments for 2019 reflect incremental production from the Hawesville restart project and return to full operations at Sebree after the equipment failure in 2018. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2019	495,096	$1,143.8	316,148	$628.3	811,244	$1,772.1
2018	428,389	1,126.4	321,461	752.3	749,850	1,878.7
2017	425,669	929.6	317,529	650.7	743,198	1,580.3
(1) Excludes scrap aluminum and alumina sales
Results of Operations

The following discussion for the year ended December 31, 2019 reflects increases from the Hawesville restart and return to full operation at Sebree after the equipment failure in 2018. Results for the year reflect no change in Mt. Holly or Grundartangi production capacities.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net sales: Net sales for the twelve months ended December 31, 2019 decreased $56.6 million compared to the same period in 2018, driven by lower price realizations of $249.5 million primarily resulting from decreases in the LME price offset by $136.2 million in favorable volume and product mix year over year.
Gross profit: Gross profit for the twelve months ended December 31, 2019 decreased by $1.0 million compared to the same period in 2018, driven primarily by lower price realizations of $249.5 million due to decreases in the LME.  The decrease to gross profit is offset by favorable price realizations of alumina and other raw materials of $170.7 million, power price realizations of $47.2 million, volume and product mix of $24.2 million, and operating expenses of $5.6 million.

Selling, general and administrative expenses: Selling, general and administrative expenses increased $7.2 million in 2019 compared to 2018, primarily due to increases in compensation cost in the current year (favorable stock compensation expense in 2018, reflecting our lower stock price).
Net (gain) loss on forward and derivative contracts: In 2019, we recognized gains of $12.0 million primarily related to LME and MWP fixed forward financial sales contracts. The gains were primarily driven by decreases in the LME and MWP prices during 2019. In 2018, we recognized gains of $6.3 million primarily related to Nord Pool and LME fixed forward financial sales contracts which settle from November 2019 through December 2020. These gains were primarily driven by the increase in the Nord Pool price.
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. We recognized a $8.4 million income tax benefit in 2019 as compared to income tax benefit of $0.2 million in 2018. The increase in income tax benefit year over year primarily relates to a decrease in earnings of certain of our foreign entities.
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

Ravenswood (gains) losses: In 2017, the Ravenswood retiree medical class action lawsuit was settled. As a result, we recognized a non-cash gain of $5.5 million in 2017 reflecting the present value discount of the original settlement agreement of $23.0 million which was recorded in 2016 - see Note 15. Commitments and Contingencies. There were no gains or losses recorded for the year ended 2018.
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
Income tax expense: We have a valuation allowance against all of our U.S. and certain foreign tax assets. We recognized a $0.2 million income tax benefit in 2018 as compared to income tax expense of $7.6 million in 2017. The reduction in tax expense year over year primarily relate to a decrease in earnings of certain of our foreign entities.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash and cash flow from operations. We also have borrowing capacity under our existing revolving credit facilities. We have also raised capital in the past through the public equity and debt markets, and we regularly explore various other financing alternatives.  Our principal uses of cash include the funding of operating costs

(including post-retirement benefits), debt service requirements, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements. Although we believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months, adverse changes in the price of aluminum or our principal costs of production could materially impact our ability to generate and raise cash. For an analysis of risks facing our business see Item 1A. Risk Factors.
Available Cash
Our available cash and cash equivalents balance at December 31, 2019 was $38.9 million compared to $38.9 million at December 31, 2018.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the consolidated statement of cash flows for the twelve months ended December 31, 2019, 2018 and 2017 are summarized below:

	Twelve months ended December 31,
	2019	2018	2017
	(dollars in millions)
Net cash provided by (used in) operating activities	$17.7	$(69.1)	$51.5
Net cash (used in) investing activities	(38.8)	(82.9)	(17.4)
Net cash provided by financing activities	21.1	23.7	0.4
Change in cash, cash equivalents and restricted cash	$—	$(128.3)	$34.5

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash provided by operating activities for 2019 was $17.7 million, compared to net cash used in operating activities of $69.1 million for 2018. The increase in net cash provided by operating activities was primarily driven by lower inventory costs and a decrease in accounts receivable due to timing of receivable collections.
The decrease in net cash used in investing activities was due to lower capital expenditures related to Hawesville restart activities and the receipt of $20.8 million from the sale of our interest in BHH during 2019.
Net cash provided by financing activities decreased by $2.6 million during 2019 due to lower net borrowings under our U.S. revolving credit facility, offset by proceeds from the term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan"). Borrowings on our U.S. revolving credit facility are short term in nature to fund working capital requirements and are repaid on a continuous basis. Borrowings on our Hawesville Term Loan are required to be paid ratably over 24 months beginning in January 2020 and are used to partially finance the second phase of the Hawesville restart project.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash used in operating activities for 2018 was $69.1 million, compared to net cash provided by operating activities of $51.5 million for 2017. The increase in net cash used in operating activities was primarily driven by the year-over-year net loss compared to net income.
The increase in net cash used in investing activities was due to higher capital expenditures related to our investment in the Hawesville restart project in 2018, compared with proceeds from the sale of our Ravenswood facility received in 2017 that partially offset purchases of property, plant, and equipment.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Restarts of previously curtailed operations increase our borrowing base by increasing our accounts receivable and inventory balances; whereas, curtailments of production capacity decrease our borrowing base by reducing our accounts receivable and inventory balances. As of December 31, 2019, our U.S. revolving credit facility had $4.0 million in borrowings and $41.4 million in letters of credit outstanding. Of the outstanding letters of credit, $24.1 million related to our domestic power commitments and the remainder secured certain debt and workers’ compensation commitments.
As of December 31, 2019, our credit facilities had $161.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $17.5 million. Our Icelandic credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2019, we were in compliance with all such covenants.
Senior Secured Notes
We have $250 million aggregate principal of 7.5% senior secured notes that will mature in June 2021 ("2021 Notes"). Interest on the 2021 Notes is payable semi-annually.
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
Hawesville Term Loan
On April 29, 2019, we entered into a term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan are being used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021 and is to be repaid in twenty-four (24) equal monthly installments of principal beginning on January 31, 2020. The Hawesville Term Loan bears interest, due monthly beginning on April 30, 2019, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral.
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between Century Aluminum Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2019, the principal and accrued interest for the contingent obligation was $25.2 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2019 and management’s estimate of the LME forward market beyond the quoted market period, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility.  Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions during the years ended December 31, 2019, 2018 and 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Other Items
On May 22, 2019, Century Aluminum Asia Holdings Ltd. ("CAHL"), a wholly-owned subsidiary of the Company, entered into an equity transfer agreement ("the Equity Transfer Agreement") with Guangxi Qiangqiang Carbon Co., Ltd. ("GQQ") pursuant to which GQQ acquired all of CAHL’s forty percent (40%) interest in Baise Haohai Carbon Co. Ltd ("BHH"), a carbon anode and cathode facility in China. Prior to the sale, BHH was operated as a joint venture between CAHL and GQQ. GQQ paid CAHL the full purchase price of RMB144.9 million ($20.8 million) in cash in 2019. In connection with this sale, a loss of $4.3 million is recorded in the Consolidated Statements of Operations during the twelve months ended December 31, 2019.
We previously announced our intention to return our Hawesville smelter to full production and upgrade its existing reduction technology. We project that the total cash requirements for the restart project, including the technology upgrade, will be approximately $150.0 million from the commencement of the project in 2018 through its completion. The first phase of the project, which involved the restart of the three potlines that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. This restart of 150,000 tonnes of curtailed production cost approximately $75.0 million. The second phase is expected to cost an additional $75.0 million and involves the rebuilding of the pots associated with the 100,000 tonnes of production from the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. The first of the these potlines is currently in the process of being rebuilt and is expected to return to production in early 2020. The rebuild of the fifth and final potline and the completion of the technology upgrades is expected to be completed over the next several years, subject to market conditions. In April 2019, we entered a term loan agreement, of $40.0 million to partially finance the cost of the second phase of the project. See Note 6. Debt to the consolidated financial statements included herein for additional information. We expect to fund the remaining amounts required to complete the project through operating cash flows and existing cash.
In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. We returned the curtailed potline at Sebree back to service during the third quarter. We expect all losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles. As of December 31, 2019, we received $18.4 million of insurance proceeds to offset against such losses.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2019, 2018, and 2017. As of December 31, 2019, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At December 31, 2019, we had $2.0 million in other current liabilities and $8.7 million in other liabilities related to this agreement.
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
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, cash flow from operations and available borrowing capacity under our existing revolving credit facilities. For major investment projects we would likely seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Capital expenditures for the year ended December 31, 2019 were $28.2 million, excluding expenditures of $34.4 million associated with the restart at Hawesville. We estimate our total capital spending excluding the Hawesville restart in 2020 will be approximately $20.0 million, primarily related to our ongoing maintenance and investment projects at our smelters.
Critical Accounting Estimates
Our significant accounting policies are described in Note 1. Summary of Significant Accounting Policies to the consolidated financial statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to inventories, pensions and other postretirement benefits ("OPEB"), deferred tax assets and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the Audit Committee has reviewed our disclosure.
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
Pension and Other Postretirement Benefit Liabilities
We sponsor several pension and other OPEB plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care cost inflation rate and the long-term rate of return on plan assets. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate.
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

Weighted Average Discount Rate Assumption for:	2019	2018
Pension plans	3.26%	4.39%
OPEB plans	3.07%	4.27%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2019:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(21.1)	$23.5
OPEB plans	(5.2)	5.4
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

Medical cost inflation is initially estimated to be 6.4% and 7.05% for pre and post-65 participants, respectively, declining to 4.5% over eleven years and thereafter.  A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2019:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$0.6	$(0.5)
Effect on accumulated postretirement benefit obligation	10.1	(8.7)
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.25% for 2019.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  We have a valuation allowance of $492.4 million recorded for all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2019.
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

Contractual Obligations
In the normal course of business, we have entered into various contractual obligations that will be settled in cash. These obligations consist primarily of long-term debt obligations and purchase obligations.  The expected future cash flows required to meet these obligations through the year 2029 are shown in the table below.  More information is available about these contractual obligations in the notes to the consolidated financial statements included herein.

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
	(dollars in millions)
Long-term debt (1)	$298	$20	$270	$—	$—	$—	$8
Estimated interest payments (2)	30	21	9	—	—	—	—
Operating lease obligations (3)	43	5	3	3	2	2	28
Purchase obligations (4)	1,864	555	309	317	254	220	209
Other long-term liabilities (5)	19	8	3	2	1	5	—
Total	$2,254	609	594	322	257	227	245

(1)
Long-term debt includes principal repayments on our 2021 Notes, Hawesville Term Loan, and the IRB.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates. For our contingent obligation, based on the LME forward market prices for primary aluminum at December 31, 2019 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations through the term of the agreement, which expires in 2028.

(2)
Estimated interest payments on our long-term debt assume that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2019 rate for that debt continues until the respective due date.  We assume that no interest payments on the contingent obligation will be paid through the term of agreement, see above.

(3)	Operating leases include long-term leases for land, office space, automobiles, and mobile equipment.

(4)
Purchase obligations include long-term alumina and power contracts, excluding market-based power and raw material requirements contracts.  For contracts with LME-based pricing provisions, including our long-term Icelandic power contracts, we assumed a LME price using the LME forward curve as of December 31, 2019.

(5)
Other long-term liabilities include asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for spent potliner used in the reduction cells of our domestic smelters.

Material Commitments
We also have outstanding commitments related to pension, supplemental executive retirement benefit ("SERB") plans, OPEB and workers' compensation obligations. As of December 31, 2019, estimated future payments related to these obligations through the year 2029 amount to approximately $187 million, $17 million, $69 million and $10 million, respectively.
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
We are also exposed to price risk for alumina which is one of the largest components of our cost of goods sold. Some of the alumina we purchase is priced based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we are not able to directly pass on increased production costs to our customers. From time to time, we may manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).
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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, the price of approximately thirty percent (30%) of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market. From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.
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
The consumption shown in the table below reflects each operation at 100% production capacity and does not reflect partial production curtailments.

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

Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. In 2019, certain of our alumina contracts and a substantial portion of Grundartangi’s electrical power requirements were indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of year end 2019 and 2018 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2019 and 2018. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Fair Value with 10% Adverse Price Change
	2019	2018	2019	2018
Commodity contracts (1)	$19.7	$8.2	$(2.7)	$(1.1)
Foreign exchange contracts (2)	—	—	—	—
Total	$19.7	$8.2	$(2.7)	$(1.1)

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2019	2018	2019	2018
Commodity contracts (1)	$3.6	$2.2	$7.1	$5.4
Foreign exchange contracts (2)	0.6	0.3	1.2	1.6
Total	$4.2	$2.5	$8.3	$7.0

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, contracts relating to the restart of Hawesville's Line 4 ("Hawesville L4 power price swaps"), fixed for floating swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding "FX swaps."

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 27, 2020

We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 27, 2020

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2019	2018	2017
NET SALES:
Related parties	$1,191.6	$1,204.5	$1,198.1
Other customers	645.0	688.7	391.0
Total net sales	1,836.6	1,893.2	1,589.1
Cost of goods sold	1,860.5	1,916.1	1,457.8
Gross profit (loss)	(23.9)	(22.9)	131.3
Selling, general and administrative expenses	47.4	40.2	44.8
Helguvik (gains) losses	—	(4.5)	(7.3)
Ravenswood (gains) losses	—	—	(5.5)
Other operating expense - net	0.8	0.4	2.1
Operating income (loss)	(72.1)	(59.0)	97.2
Interest expense – term loan	(2.1)	—	—
Interest expense	(23.0)	(22.4)	(22.2)
Interest income	0.8	1.5	1.4
Net gain (loss) on forward and derivative contracts	12.0	6.3	(16.5)
Other income (expense) - net	(1.1)	3.0	(4.5)
Income (loss) before income taxes and equity in earnings of joint ventures	(85.5)	(70.6)	55.4
Income tax benefit (expense)	8.4	0.2	(7.6)
Income (loss) before equity in earnings of joint ventures	(77.1)	(70.4)	47.8
Loss on sale of BHH	(4.3)	—	—
Equity in earnings of joint ventures	0.6	4.2	0.8
Net income (loss)	$(80.8)	$(66.2)	$48.6

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.91)	$(0.76)	$0.51

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
	Year Ended December 31,
	2019	2018	2017
Comprehensive income (loss):
Net income (loss)	$(80.8)	$(66.2)	$48.6
Other comprehensive income (loss) before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.2)	(0.2)	(0.2)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(12.7)	(6.8)	(7.2)
Prior service benefit (cost) arising during the period	—	(0.6)	27.4
Amortization of prior service benefit (cost) during the period	(4.8)	(7.1)	(4.9)
Amortization of net gain (loss) during the period	8.9	9.2	8.6
Other comprehensive income (loss) before income tax effect	(8.8)	(5.5)	23.7
Income tax effect	(1.0)	(1.5)	(1.5)
Other comprehensive income (loss)	(9.8)	(7.0)	22.2
Total comprehensive income (loss)	$(90.6)	$(73.2)	$70.8

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$38.9	$38.9
Restricted cash	0.8	0.8
Accounts receivable - net	70.1	82.5
Due from affiliates	30.1	22.7
Inventories	320.6	343.8
Derivative assets	14.6	4.1
Prepaid and other current assets	12.2	13.9
Total current assets	487.3	506.7
Property, plant and equipment - net	949.2	967.3
Other assets	62.7	63.5
Due from affiliates - less current portion	0.5	$—
TOTAL	$1,499.7	$1,537.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$97.1	$119.4
Due to affiliates	32.9	10.3
Accrued and other current liabilities	65.5	75.8
Accrued employee benefits costs	10.4	11.0
Hawesville term loan	20.0	—
Industrial revenue bonds	7.8	7.8
Total current liabilities	233.7	224.3
Senior notes payable	249.2	248.6
Hawesville term loan - less current portion	20.0	—
Accrued pension benefits costs - less current portion	60.8	50.9
Accrued postretirement benefits costs - less current portion	100.7	101.2
Other liabilities	42.4	46.0
Leases - right of use liabilities	22.8	—
Deferred taxes	95.1	104.3
Total noncurrent liabilities	591.0	551.0
COMMITMENTS AND CONTINGENCIES (NOTE 15)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,526.5	2,523.0
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(109.8)	(98.7)
Accumulated deficit	(1,656.4)	(1,576.8)
Total shareholders’ equity	675.0	762.2
TOTAL	$1,499.7	$1,537.5

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2016	$—	$0.9	$2,515.1	$(86.3)	$(113.9)	$(1,559.3)	$756.7
Net income – 2017	—	—	—	—	—	48.6	48.6
Other comprehensive income	—	—	—	—	22.2	—	22.2
Share-based compensation	—	0.0	2.3	—	—	—	2.3
Conversion of preferred stock to common stock	—	0.0	0.0	—	—	—	—
Balance, December 31, 2017	$0.0	$0.9	$2,517.4	$(86.3)	$(91.7)	$(1,510.7)	$829.6
Net loss – 2018	—	—	—	—	—	(66.2)	(66.2)
Other comprehensive loss	—	—	—	—	(7.0)	—	(7.0)
Share-based compensation	—	0.1	5.6	—	—	—	5.7
Conversion of preferred stock to common stock	—	0.0	(0.0)	—	—	—	—
Balance, December 31, 2018	$0.0	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2
Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net loss – 2019	—	—	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	—	—	(9.8)	—	(9.8)
Share-based compensation	—	0.0	3.4	—	—	—	3.4
Conversion of preferred stock to common stock	—	0.0	0.0	—	—	—	—
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0

*ASU 2018-02. See Note 14. Income Taxes for further information regarding our adoption of ASU 2018-02.

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(80.8)	$(66.2)	$48.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Lower of cost or NRV inventory adjustment	18.8	36.5	(1.1)
Unrealized (gains) on forward and derivative contracts	(11.4)	(6.5)	—
Depreciation and amortization	83.2	90.1	84.2
Helguvik (gains) losses	—	(4.5)	(7.3)
Ravenswood (gains) losses	—	—	(5.5)
Net loss on sale of BHH	4.3	—	—
Other non-cash items - net	(5.9)	(13.2)	(6.7)
Change in operating assets and liabilities:
Accounts receivable - net	12.4	(39.4)	(30.6)
Due from affiliates	(7.1)	(12.4)	6.3
Inventories	4.4	(62.8)	(67.5)
Prepaid and other current assets	2.7	(0.9)	7.8
Accounts payable, trade	(25.2)	30.5	4.7
Due to affiliates	22.6	(10.1)	4.8
Accrued and other current liabilities	2.7	(11.1)	14.5
Ravenswood retiree legal settlement	(2.0)	(2.0)	(5.0)
Other - net	(1.0)	2.9	4.3
Net cash provided by (used in) operating activities	17.7	(69.1)	51.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(59.6)	(83.0)	(31.8)
Proceeds from sale of property, plant and equipment	—	0.1	14.4
Proceeds from sale of joint venture	20.8	—	—
Net cash (used in) investing activities	(38.8)	(82.9)	(17.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	388.1	120.1	1.3
Repayments under revolving credit facilities	(407.3)	(96.8)	(1.3)
Other short-term borrowings	3.4	—	—
Repayment on other short-term borrowings	(3.4)	—	—
Borrowings under term loan	40.0	—	—
Issuance of common stock	0.3	0.4	0.4
Net cash provided by financing activities	21.1	23.7	0.4
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(128.3)	34.5
Cash, cash equivalents and restricted cash, beginning of year	39.7	168.0	133.5
Cash, cash equivalents and restricted cash, end of year	$39.7	$39.7	$168.0

Supplemental Cash Flow Information:
Cash paid for:
Interest	$21.8	$19.7	$19.5
Taxes	0.5	13.1	5.6
Non-cash investing activities:
Capital expenditures	3.0	8.0	0.6

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
In addition to our primary aluminum assets, our subsidiary, Century Aluminum Vlissingen B.V., owns and operates a carbon anode production facility located in Vlissingen, the Netherlands ("Vlissingen"). Carbon anodes are used in the production of primary aluminum and Vlissingen currently supply carbon anodes to Grundartangi.
As of December 31, 2019, Glencore owns 42.9% of Century’s outstanding common stock (46.9% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and certain forward financial contracts. See Note 2. Related Party Transactions.
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
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for uncollectible accounts and credit memos of $1.0 million at December 31, 2019 and 2018.
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
Technology and software     3 to 7 years

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

During 2019, we continued our efforts to restart the curtailed capacity at our Hawesville facility and rebuild the two potlines that we continued to operate past their expected life cycle. The nature, size and scope of this effort represents a discrete construction project. All associated costs that meet the capitalization criteria will be capitalized as a component of property, plant and equipment.
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
Leases — See Note 4. Leases.
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
Postemployment Benefits — We provide certain postemployment benefits to certain former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability health care.  We recognize the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.
Derivatives and Hedging — As a global producer of primary aluminum, our operating results and cash flows from operations are subject to risk of fluctuations in the market prices of primary aluminum. We may from time to time enter into financial contracts to manage our exposure to such risk. Derivative instruments may consist of variable to fixed financial contracts and back-to-back fixed to floating arrangements for a portion of our sale of primary aluminum, where we receive fixed and pay floating prices from our customers and to counterparties, respectively.
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure. We are also exposed to foreign currency risk, and we may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. Our derivatives are not designated as cash flow hedges.

Derivative and hedging instruments are recorded in derivative assets, other assets, accrued and other current liabilities and other long term liabilities in the consolidated balance sheets at fair value. We value our derivative and hedging instruments using quoted market prices and other significant unobservable inputs.

We recognize changes in fair value and settlements of derivative instruments in net gain (loss) on forward and derivative contracts in the consolidated statements of operations as they occur.

We recognize unrealized gains on forward and derivative contracts as part of cash flows from operations in the consolidated statements of cash flows.
Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Euro and the Icelandic krona ("ISK").  Grundartangi and Vlissingen use the U.S. dollar as their functional currency, as contracts for sales of aluminum and purchases of alumina and power are denominated in U.S. dollars. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

arise and any transaction gains and losses are reflected in Other income (expense) – net in the consolidated statements of operations.
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
Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the Board's guidance on the impairment of financial instruments. The ASU adds an impairment model, known as the current expected credit loss (CECL) model, that is based on expected losses rather than incurred losses. Under the CECL model, an entity recognizes as an allowance its estimate of lifetime expected credit losses, based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on certain financial instruments and other assets, including trade receivables. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, including interim periods therein. Adoption will require a modified retrospective transition.

We have analyzed the scope and impact of the CECL model to our existing accounting policies and procedures. As a result, we evaluated our policies and history of collection for receivables, both from related parties and third party customers. related to the sale of primary aluminum (collectively, "trade receivables"). We do not have any other financial instruments or assets to which the CECL model will apply.

We do not have collection issues for trade receivable balances historically. We also have an existing policy and process to complete an upfront review of customer credit worthiness for new customers, and at least annually for existing customers.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Accordingly, we expect our historical trend of trade receivable collection to continue in the future. We will evaluate any future changes to our existing policies and economic conditions, that may result in future expected losses under the CECL model as circumstances arise. We will apply ASU 2016-03 beginning January 2020 and at this time, we do not expect the adoption to have a material effect on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which changes the fair value measurement disclosure requirements of ASC 820. The ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate "at a minimum" from the phrase "an entity shall disclose at a minimum" and other similar "open-ended" disclosure requirements to promote the appropriate exercise of discretion by entities. Under ASU 2018-13, entities are required to disclose the amount of total gains or losses for the period recognized in Other Comprehensive Income that is attributable to fair value changes in assets and liabilities categorized as Level 3 within the fair value hierarchy. The amendments under ASU 2018-13 also enhance the requirements for information currently provided regarding significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 eliminates the requirement for entities to disclose the reasons for and amounts of transfers between Level 1 and Level 2 investments. Entities are also no longer required to estimate and disclose the timing of liquidity events for investments measured at fair value. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. We will apply ASU 2018-13 beginning January 2020 and do not expect the adoption to have a material effect on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans – General. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in accumulated OCI expected to be recognized in net periodic benefit costs over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. The new disclosures include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. The Company early adopted ASU 2018-14 during 2019 and applied the required retrospective transition method. The adoption, which is limited to disclosures only, did not have a material effect on the Company’s consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

2. Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2019, 2018 and 2017 are described below. We believe all of our transactions with Glencore and BHH were at prices that approximate market.
Glencore ownership
As of December 31, 2019, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.9% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. From time to time Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements, certain forward financial contracts and loan agreements.
Sales to Glencore
For the year ended December 31, 2019, we derived approximately 65% of our consolidated sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at prices that approximate market. For the year ended December 31, 2019 we recorded $28.7 million of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during 2019 were priced based on a published alumina index.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 19. Derivatives regarding these forward financial sales contracts.
Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”).  See Note 6. Debt for additional information. Borrowings under the Hawesville Term Loan are being used to partially finance the second phase of the Hawesville restart project.
Ownership in Baise Haohai Carbon Co. Ltd. ("BHH")
On May 22 2019, Century Aluminum Asia Holdings Ltd. ("CAHL"), a wholly-owned subsidiary of Century Aluminum Company, entered into an equity transfer agreement with Guangxi Qiangqiang Carbon Co., Ltd. ("GQQ") pursuant to which GQQ acquired all of our 40% interest in BHH.
As consideration for the sale, GQQ paid us the full purchase price of RMB144.9 million ($20.8 million) in cash in 2019. In connection with this sale, we recorded a loss of $4.3 million, included in the Consolidated Statement of Operations for the year ended December 31, 2019.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Summary
A summary of the aforementioned significant related party transactions for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Net sales to Glencore	$1,191.6	$1,204.5	$1,198.1
Purchases from Glencore	323.9	319.6	253.0
Purchases from BHH*	17.8	28.4	15.8

* Represents purchases prior to the sale of our 40% interest in BHH on May 22, 2019.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

3. Revenue

We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2019	2018	2017
United States	$1,179.6	$1,138.6	$938.4
Iceland	657.0	754.6	650.7
Total	$1,836.6	$1,893.2	$1,589.1

We enter into contracts to sell mainly primary aluminum to our customers. Revenue is recognized when our performance obligations with our customer are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customer which is generally upon shipment or delivery to customer directed locations. The amount of consideration we receive, thus the revenue we recognize, is a function of volume delivered, market price of primary aluminum, as determined on the LME, plus regional premiums and any value-added product premiums.

The payment terms and conditions in our contracts vary and are not significant to our revenue. We complete an appropriate credit evaluation for each customer at contract inception. Customer payments are due in arrears and are recognized as accounts receivable - net and due from affiliates in our consolidated balance sheets. Accounts receivable - net decreased $12.4 million from December 31, 2018 to December 31, 2019, due to timing of receivable collections.

In connection with our sales agreement with Glencore, we invoice Glencore prior to physical shipment of goods for a majority of production generated from each of our U.S. domestic smelters. For those sales, revenue is recognized only when Glencore has specifically requested such treatment and has made a commitment to purchase the product. The goods must be complete, ready for shipment and separated from other inventory with control over the goods passing to Glencore. We must retain no further performance obligations.

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
In adopting ASC 842, we have not separated lease and non-lease components within our contracts and we have not recognized the impact of leases with terms of less than one year in the right of use asset (“ROUA”) and right of use liability (“ROUL”) balances recorded as part of the adoption of ASC 842. Furthermore, we elected the package of three practical expedients, which allowed us to not reassess whether expired or existing contracts contain leases, lease classification of existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. We do not have any initial direct costs that were previously capitalized. As of December 31, 2019, our ROUA balance recorded in Leases-right of use assets as part of Non-current assets is $25.2 million, our ROUL balance recorded as part of Accrued and other current liabilities is $2.8 million and our ROUL balance recorded as part of noncurrent liabilities is $22.8 million.
The undiscounted maturities of our operating lease liability balances are as follows (in millions):

Year	As of December 31, 2019
2020	$4.5
2021	3.3
2022	2.6
2023	2.4
2024	2.4
Thereafter	27.5
Total	42.7
Less: Interest	(17.1)
ROUL	$25.6

We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we considered our historical practices related to renewal of certain leases. The weighted average remaining lease term for our operating leases as of December 31, 2019 is 13.6 years. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.
We used our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL for our operating leases. The incremental borrowing rate was determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We have considered the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases as of December 31, 2019 is 7.3%.
Total operating lease expense for 2019 was $8.1 million, which includes short term lease expense of $3.2 million. Total lease expense is included in cost of goods sold and selling, general, and administrative expenses on the Consolidated Statements of Operations. The full balance of operating lease expense is included in operating income on the Consolidated Statements of Operations. During 2019, we had cash outflows of $4.2 million for amounts included in the ROUL balance at the beginning of the year related to our operating leases.
During 2019, we entered into new lease obligations, which resulted in $1.4 million of additional right of use assets.

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

The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs – unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$23.3	$—	$—	$23.3
Trust assets (1)	0.2	—	—	0.2
Surety bonds (3)	1.8	—	—	1.8
Derivative instruments	—	9.1	10.6	19.7
TOTAL	$25.3	$9.1	$10.6	$45.0
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	1.3	2.9	4.2
TOTAL	$—	$1.3	$2.9	$4.2

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.5	$—	$—	$7.5
Trust assets (1)	0.1	—	—	0.1
Surety bonds (3)	2.1	—	—	2.1
Derivative instruments	—	3.2	5.0	8.2
TOTAL	$9.7	$3.2	$5.0	$17.9
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	2.0	0.5	2.5
TOTAL	$—	$2.0	$0.5	$2.5

(1)	Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

(2)	See Note 6 Debt for additional information about the contingent obligation.

(3)	Surety bonds are currently invested in U.S. treasury bills and represent collateral against our workers' compensation insurance policy.
The following section describes the valuation techniques and inputs used for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 and Level 3 Fair Value Measurements:
Asset / Liability	Level	Valuation Techniques	Inputs
LME forward financial sales contracts	3	Discounted cash flows	Quoted LME forward market, discount rate
MWP forward financial sales contracts	2	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	2	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Power price swaps	2	Discounted cash flows	Quoted Nordpool forward market
FX swaps	2	Discounted cash flows	Euro/USD forward exchange rate
Contingent obligation	3	Discounted cash flows	Quoted LME forward market, management's estimates of the LME forward market prices for periods beyond the quoted periods, management's estimates of future level of operations
Hawesville L4 Power price swaps	3	Discounted cash flows	Quoted Indy Hub forward market, management's estimates of the locational marginal prices during the terms of the contracts.

6. Debt

	December 31,
	2019	2018
Debt classified as current liabilities:
Hawesville Term Loan - current portion (1)	$20.0	$—
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility (3)	4.0	23.3
Debt classified as non-current liabilities:
7.5% senior secured notes due June 2021, net of debt discount of $0.8 million and $1.4 million, respectively, interest payable semiannually	249.2	248.6
Hawesville Term Loan - less current portion (1), interest payable monthly	20.0	—
Total	$301.0	$279.7

(1)	See "Hawesville Term Loan" below. At December 31, 2019, the applicable interest rate was LIBOR of 1.90% plus margin of 5.375%

(2)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2019 was 1.80%.

(3)
The U.S. revolving credit facility is classified as a current liability because we repay amounts outstanding and re-borrow funds based on our working capital requirements. For borrowings that we expect to repay within a month, we generally elect to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2019 was 5.00%.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (the "Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (the "U.S. revolving credit facility"). The U.S. revolving credit facility provides for borrowings of up to $175.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders.
The U.S. revolving credit facility matures on the sooner of May 2023 or six months before the stated maturity of our outstanding senior secured notes. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2019, there were $4.0 million in outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility.
Status of our U.S. revolving credit facility:

December 31, 2019
Credit facility maximum amount	$175.0
Borrowing availability	157.0
Outstanding letters of credit issued	41.4
Outstanding borrowings	4.0
Borrowing availability, net of outstanding letters of credit and borrowings	$111.6

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

December 31, 2019
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
Fair Value.  Fair value for our 2021 Notes, based on the latest trading data available, was $244.2 million and $247.9 million, as of December 31, 2019 and 2018, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan are being used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021 and is to be repaid in twenty-four (24) equal monthly installments of principal, beginning on January 31, 2020. The Hawesville Term Loan bears interest, due monthly beginning on April 30, 2019, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral.
Prepayments.  Any outstanding borrowings may be prepaid without penalty or premium in whole or in part without any charge, fee premium or penalty.
Covenants.  The agreement governing the Hawesville Term Loan contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) pay dividends; (iii) make investments or certain other restricted payments; (iv) enter into any restrictive agreement; (v) effect a consolidation or merger; (vi) change in business; and (vii) enter into transactions with affiliates.
Events of Default.  The Hawesville Term Loan also includes customary events of default, including nonpayment, breach of covenants, breach of representations and warranties, certain cross-default events and certain insolvency events. Upon the occurrence of an event of default, commitments under the Hawesville Term Loan may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.
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
Based on the LME forward market prices for primary aluminum at December 31, 2019 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

obligation. As a result, our net liability decreased and we recognized a gain of $1.4 million for each of the years ended December 31, 2019 and 2018. These amounts are exactly offset by interest expense on the contingent obligation which is recorded in interest expense. In addition, we believe that we will not have any payment obligations for the contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives	Balance sheet location	December 31, 2019	December 31, 2018
Contingent obligation – principal	Other liabilities	$(12.9)	$(12.9)
Contingent obligation – accrued interest	Other liabilities	(12.3)	(10.9)
Contingent obligation – derivative asset	Other liabilities	25.2	23.8
		$—	$—

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
7. Shareholders' Equity
Common Stock
As of December 31, 2019 and 2018, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 96,372,182 shares were issued and 89,185,661 shares were outstanding at December 31, 2019; 95,289,961 shares were issued and 88,103,440 shares were outstanding at December 31, 2018.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2019 and 2018, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2019 and December 31, 2018, 67,323 shares and 71,967 shares were outstanding, respectively.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2019, 2018 and 2017:

Common and Preferred Stock Activity:	Preferred Stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2016	75,625	7,186,521	87,250,897
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(1,261)	—	126,098
Issuance for share-based compensation plans	—	—	167,782
Ending balance as of December 31, 2017	74,364	7,186,521	87,544,777
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(2,397)	—	239,748
Issuance for share-based compensation plans	—	—	318,915
Balance as of December 31, 2018	71,967	7,186,521	88,103,440
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(4,644)	—	464,431
Issuance for share-based compensation plans	—	—	617,790
Ending balance as of December 31, 2019	67,323	7,186,521	89,185,661

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
Shares of common stock repurchased are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in the consolidated balance sheets. From time to time, treasury shares may be reissued as contributions to our employee benefit plans and for the conversion of preferred stock. When shares are reissued, we use an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Through December 31, 2019, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2019.
8. Inventories
Inventories, at December 31, consist of the following:

	2019	2018
Raw materials	$101.3	$100.8
Work-in-process	44.1	49.5
Finished goods	34.3	47.3
Operating and other supplies	140.9	146.2
Inventories	$320.6	$343.8

9. Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2019	2018
Land and improvements	$41.8	$41.8
Buildings and improvements	337.2	337.3
Machinery and equipment	1,467.0	1,449.5
Construction in progress	44.9	46.3
	1,890.9	1,874.9
Less accumulated depreciation	(941.7)	(907.6)
Property, plant and equipment - net	$949.2	$967.3

For the years ended December 31, 2019, 2018 and 2017, we recorded depreciation and amortization expense of $83.2 million, $90.1 million, and $84.2 million, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

10. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2019	2018
Defined benefit plan liabilities	$(115.9)	$(107.3)
Unrealized gain (loss) on financial instruments	2.3	2.5
Other comprehensive loss before income tax effect	(113.6)	(104.8)
Income tax effect(1)	3.8	6.1
Accumulated other comprehensive loss	$(109.8)	$(98.7)

(1)	The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2019	2018
Defined benefit plan liabilities	$4.3	$6.6
Unrealized loss on financial instruments	(0.4)	(0.5)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2016	$(116.2)	$2.3	$(113.9)
Other comprehensive (loss) before reclassifications	20.3	—	20.3
Net amount reclassified to net income (loss)	2.1	(0.2)	1.9
Balance, December 31, 2017	(93.8)	2.1	(91.7)
Other comprehensive income before reclassifications	(7.3)	—	(7.3)
Net amount reclassified to net income (loss)	0.4	(0.1)	0.3
Balance, December 31, 2018	(100.7)	2.0	(98.7)
Impact of ASU 2018-02*	(1.3)	—	(1.3)
Other comprehensive income before reclassifications	(12.7)	—	(12.7)
Net amount reclassified to net income (loss)	3.0	(0.1)	2.9
Balance, December 31, 2019	$(111.7)	$1.9	$(109.8)

*ASU 2018-02. See Note 14. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

AOCL Components	Location	2019	2018	2017
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$(3.2)	$2.8	$3.1
	Selling, general and administrative expenses	(4.4)	(1.9)	(0.4)
	Other operating expense, net	(1.0)	1.2	1.0
	Income tax expense	(1.1)	(1.6)	(1.6)
	Net of tax	$(9.7)	$0.5	$2.1

Gain (loss) on financial instruments	Cost of goods sold	$(0.2)	$(0.2)	$(0.2)
	Income tax benefit	0.1	0.0	0.0
	Net of tax	$(0.1)	$(0.2)	$(0.2)

11. Pension and Other Postretirement Benefits
Pension Benefits
We maintain noncontributory defined benefit pension plans for certain domestic hourly and salaried employees.  For the eligible domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). In addition, we maintain the supplemental executive retirement benefit ("SERB") plan for certain current and former executive officers, which is frozen to future accruals.
Plan Merger
In 2017, the Century Aluminum Employees Retirement Plan was merged into the CAWV Hourly Employees Pension Plan and the resulting plan was renamed the Century Aluminum Consolidated Retirement Plan. The benefits of the participants from the Century Aluminum Employee Retirement Plan were not affected by this merger.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we would make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions during the years ended December 31, 2019, 2018 and 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Other Postretirement Benefits ("OPEB")
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
Obligations and Funded Status
The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$314.4	$344.1	$108.7	$120.8
Service cost	4.0	4.3	0.2	0.2
Interest cost	13.3	12.4	4.5	4.2
Plan amendments	—	0.5	—	0.1
Actuarial (gain) loss	46.5	(28.0)	0.1	(10.5)
Medicare Part D	—	—	0.3	0.3
Benefits paid	(19.8)	(18.9)	(6.1)	(6.4)
Benefit obligation at end of year	$358.4	$314.4	$107.7	$108.7

The increase in the defined benefit plan's benefit obligation was mainly driven by increase of the actuarial loss in 2019, which was primarily attributable to the decrease in the discount rate from fiscal year 2018 to 2019. This increase was partially offset by a new mortality base table and projection scale assumption.

The decrease in the OPEB plan's benefit obligation was primarily driven by adjusted per capita claims cost to reflect increased rebates for drug benefits. The rebates will offset benefits paid from the Plan beginning 2020. This impact was offset by a decrease in the discount rate from fiscal year 2018 to 2019 which led to an actuarial loss in 2019 and a new mortality base table and projection scale assumption.

	Pension		OPEB
	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets at beginning of year	$261.7	$303.4	$—	$—
Actual return on plan assets	52.2	(24.6)	—	—
Employer contributions	1.8	1.8	5.8	6.1
Medicare Part D subsidy received	—	—	0.3	0.3
Benefits paid	(19.8)	(18.9)	(6.1)	(6.4)
Fair value of assets at end of year	$295.9	$261.7	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The increase of actual return on plan assets in 2019 was primarily attributable to the recovery of market prices during 2019.

	Pension		OPEB
	2019	2018	2019	2018
Funded status of plans:
Funded status	$(62.6)	$(52.7)	$(107.7)	$(108.7)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	—	—	—	—
Current liabilities	(1.8)	(1.8)	(7.1)	(7.5)
Non-current liabilities	(60.8)	(50.9)	(100.7)	(101.2)
Net amount recognized	$(62.6)	$(52.7)	$(107.8)	$(108.7)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$89.7	$83.7	$41.7	$43.9
Prior service cost (benefit)	1.2	1.4	(16.7)	(21.6)
Total	$90.9	$85.1	$25.0	$22.3

Pension Plans That Are Not Fully Funded
At December 31, 2019, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $358.4 million, $352.2 million, and $295.9 million, respectively.
At December 31, 2018, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $314.4 million, $310.0 million and $261.7 million, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2019	2018	2017	2019	2018	2017
Service cost	$4.0	$4.3	$4.4	$0.2	$0.2	$0.8
Interest cost	13.3	12.4	13.3	4.5	4.2	5.3
Expected return on plan assets	(18.3)	(21.1)	(19.0)	—	—	—
Amortization of prior service costs	0.1	0.1	0.1	(4.9)	(7.3)	(3.7)
Amortization of net loss	6.6	5.2	4.7	2.3	4.0	3.9
Curtailment (benefit) cost	—	—	—	—	—	(1.4)
Net periodic benefit cost	$5.7	$0.9	$3.5	$2.1	$1.2	$4.9

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2019	2018	2019	2018
Net loss (gain)	$12.6	$17.6	$0.1	$(10.5)
Prior service cost (benefit)	—	0.5	—	0.1
Amortization of net loss, including recognition due to settlement	(6.6)	(5.2)	(2.3)	(4.0)
Amortization of prior service (cost) benefit, including recognition due to curtailment	(0.1)	(0.1)	4.9	7.2
Total amount recognized in other comprehensive loss	5.9	12.8	2.7	(7.2)
Net periodic benefit cost	5.7	0.9	2.1	1.2
Total recognized in net periodic benefit cost and other comprehensive loss	$11.6	$13.7	$4.8	$(6.0)
 -

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2019	2018	2019	2018
Discount rate (1)	3.26%	4.39%	3.07%	4.27%
Rate of compensation increase (2)	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%
Measurement date	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2019	2018	2017	2019	2018	2017
Measurement date	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016
Fiscal year end	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017
Discount rate (1)	4.38%	3.69%	4.15%	4.29%	3.66%	4.05%
Rate of compensation increase (3)	3%/3.5%	3%/4%	3%/4%	3%/3.5%	3%/4%	3%/4%
Expected return on plan assets (4)	7.25%	7.18%	6.82%	—	—	—

(1)	We use the Ryan Above Median Yield Curve to determine the discount rate.

(2)	For 2019 and 2018, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter.

(3)
For 2019, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter. For 2018, the rate of compensation increase is 3% for the first two years and 4% per year thereafter. For 2017, the rate of compensation increase is 3% per year for the first two years and 4% per year thereafter.

(4)
The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

For measurement purposes, medical cost inflation is initially estimated to be 6.4%, and 7.05% for pre and post-65 participants, respectively, declining to 4.5% over eleven years and continuing thereafter.

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
Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2019 Target	December 31, 2019	December 31, 2018
Equities:
U.S. equities	26%	27%	25%
International equities	22%	23%	19%
Fixed income	52%	50%	56%
		100%	100%

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
Fair Value of Pension Plans’ assets included under the fair value hierarchy:

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$78.5	$—	$—	$78.5
International equities	66.7	—	—	66.7
Fixed income	150.7	—	—	150.7
Total	$295.9	$—	$—	$295.9
As of December 31, 2018
Equities:
U.S. equities	$66.5	$—	$—	$66.5
International equities	49.0	—	—	49.0
Fixed income	146.2	—	—	146.2
Total	$261.7	$—	$—	$261.7

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
Pension and OPEB Cash Flows
During both 2019 and 2018, we made contributions of approximately $1.8 million to the qualified defined benefit and SERB plans we sponsor.
We expect to make the following contributions for 2020:

2020
Expected pension plan contributions	$1.8
Expected OPEB benefits payments	7.0

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2020	$20.6	$7.0
2021	20.7	7.2
2022	20.9	7.3
2023	20.7	7.1
2024	20.3	7.1
2025 – 2029	100.6	33.6

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

Century’s participation in the plan for the year ended December 31, 2019, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2019 (1)	Green
Pension Protection Act Zone Status 2018 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan (2)	No
Contributions of Century Aluminum 2019	$1.3
Contributions of Century Aluminum 2018	$1.0
Contributions of Century Aluminum 2017	$0.8
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement (2)	April 1, 2020

(1)
The most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan's year-end December 31, 2018 and December 31, 2017, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

(2)
The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Century 401(k) Plans

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $4.9 million, $4.4 million, and $4.5 million for 2019, 2018, and 2017, respectively.
12. Share-based Compensation
Amended and Restated Stock Incentive Plan. We award restricted share units and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 12,900,000 shares authorized for issuance with approximately 6,638,694 shares remaining at December 31, 2019.  Our share-based compensation consists of service-based and performance-based share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service.  In the past, we have granted stock options that have a term of 10 years and typically vest one-third on the grant date and an additional one-third on the first and second anniversary dates of the grant.  Our last grant of stock options, awarded in 2009, expired in May 2019. There are no outstanding stock options as of December 31, 2019.
As of December 31, 2019, there were 921,418 service-based share awards were outstanding.
A summary of activity under our Stock Incentive Plan during the year ended December 31, 2019 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	117,110	$6.55
Exercised	(40,049)	6.55
Forfeited/expired	(77,061)	6.55
Outstanding, fully vested and exercisable at December 31, 2019 (1)	—	$—	—	$—

(1)
As the result of actions in 2011 that were determined to be a "change of control" under the Stock Incentive Plan, all options remained exercisable for their respective remaining term, regardless of whether the awardees remained employees of Century. There are no outstanding stock options as of December 31, 2019.

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
Time-vested share units are stock-settled awards which do not contain any performance-based vesting requirements.  Performance units can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our performance unit liability was approximately $3.7 million and $2.2 million as of December 31, 2019 and 2018, respectively. Both the performance units and time-vested share units vest, in their entirety, after three years.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Service-based share awards	Number
Outstanding at January 1, 2019	658,906
Granted	613,043
Vested	(288,530)
Forfeited	(62,001)
Outstanding at December 31, 2019	921,418

Performance-based share awards	Number
Outstanding at January 1, 2019	608,301
Granted	571,369
Vested	(302,342)
Forfeited	(33,265)
Outstanding at December 31, 2019	844,063

	Year ended December 31,
Service-based share awards	2019	2018	2017
Weighted average per share fair value of service-based share grants	$11.34	$20.21	$8.92
Total intrinsic value of option exercises	39	444	624

Fair Value Measurement of Share-Based Compensation Awards. We estimate the fair value of each stock option award using the Black-Scholes model on the date of grant.  Our last grant of stock options, awarded in 2009, expired in May 2019. We have not granted any stock options since 2009. For our service-based awards, fair value is equal to the closing stock price on the date of grant. For our performance-based awards, fair value is equal to the closing stock price at each reporting period end.
The following table summarizes the compensation cost recognized for the years ended December 31, 2019, 2018 and 2017 for all options, service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2019	2018	2017
Share-based compensation expense reported:
Performance-based share expense	$3.0	$(0.1)	$4.0
Service-based share expense	3.5	3.8	3.4
Total share-based compensation expense before income tax	6.5	3.7	7.4
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$6.5	$3.7	$7.4

No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2019, 2018 and 2017. As of December 31, 2019, we had unrecognized compensation cost of $4.4 million before taxes.  This cost will be recognized over a weighted average period of two years.
13. Earnings (Loss) Per Share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
The following table shows the basic and diluted earnings (loss) per share for 2019, 2018, and 2017:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	For the year ended December 31, 2019
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(80.8)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(80.8)	88.8	$(0.91)

	For the year ended December 31, 2018
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(66.2)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(66.2)	87.6	$(0.76)

	For the year ended December 31, 2017
	Net Income	Shares (in millions)	Per Share
Net income	$48.6
Amount allocated to common stockholders	92%
Basic EPS:
Net loss allocated to common stockholders	$44.7	87.3	$0.51
Effect of dilutive securities:
Stock Options		0.7
Basic and Diluted EPS:(1)	$44.7	88.0	$0.51

Securities excluded from the calculation of diluted EPS (in millions):	2019(1)	2018(1)	2017
Share-based compensation	0.3	1.4	0.6

(1)
In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

14. Income Taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2019	2018	2017
U.S.	$(15.8)	$(39.7)	$26.8
Foreign	(69.7)	(30.9)	28.6
Total	$(85.5)	$(70.6)	$55.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Significant components of income tax expense consist of the following:
	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal current expense (benefit)	—	0.0	$(0.1)
State current expense (benefit)	(0.1)	(1.1)	1.2
Foreign current expense	0.1	0.8	12.3
Total current expense (benefit)	(0.0)	(0.3)	13.4
Deferred:
U.S. federal deferred benefit	(2.2)	(1.6)	(2.5)
State deferred benefit	(0.2)	—	(0.0)
Foreign deferred tax expense (benefit)	(6.0)	1.7	(3.3)
Total deferred expense (benefit)	(8.4)	0.1	(5.8)
Total income tax expense (benefit)	$(8.4)	$(0.2)	$7.6

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2019	2018	2017
Federal Statutory Rate	21.0%	21.0%	35.0%
Permanent differences	(13.1)	(25.7)	57.5
State taxes, net of Federal benefit	(0.1)	3.5	(6.6)
Rate change	(3.5)	(0.6)	370.5
Foreign earnings taxed at different rates than U.S.	(3.3)	11.8	(40.5)
Valuation allowance	72.8	81.2	(401.4)
Transition tax	—	(13.8)	—
Net operating loss expiration and remeasurement	(66.2)	(75.8)	—
Changes in uncertain tax reserves	1.2	(1.4)	3.8
Other	1.0	0.1	(4.6)
Effective tax rate	9.8%	0.3%	13.7%

The effective tax rate for each of the years ending December 31, 2019 and December 31, 2018 was lower than the statutory US tax rate of 21% primarily as a result of the non-recognition of current year domestic and foreign losses.
For the period ending December 31, 2017, the Company’s U.S. deferred tax asset and related valuation allowance decreased by $205.2 million as a result of the Tax Cuts and Jobs Act (the "Act") in 2017. The Act made significant changes to various areas of U.S. federal income tax law. As the U.S. deferred tax asset had a full valuation allowance, this change in rate from 35% to 21% as a result of the Act had no impact on the Company’s financial position or results of operations. The increase in permanent differences is a result of tax law changes related to our foreign operations. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates.
On January 1, 2019, the Company adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Act. In accordance with the provisions of the ASU, $1.3 million of stranded tax effects related to the Act were reclassified from accumulated other comprehensive loss to retained earnings in the first quarter of 2019. This reclassification includes the impact of the change in the federal corporate income tax rate and the related federal benefit of state taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2019	2018
Deferred tax assets:
Accrued postretirement benefit cost	$39.3	$40.3
Accrued liabilities	10.8	10.9
Share-based compensation	0.9	2.1
Goodwill	—	0.4
Net operating losses and tax credits	432.8	482.8
Foreign basis differences	15.0	13.5
Ravenswood retiree legal settlement	1.9	2.4
Other	2.8	1.9
Total deferred tax assets	503.5	554.3
Valuation allowance	(492.4)	(552.5)
Net deferred tax assets	$11.1	$1.8
Deferred tax liabilities:
Derivatives	$(3.5)	$—
Tax over financial statement depreciation	$(102.4)	(103.9)
Total deferred tax liabilities	(105.9)	(103.9)
Net deferred tax liability	$(94.8)	$(102.1)

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
We have a valuation allowance of $492.4 million recorded for all of our U.S. deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2019. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The overall reduction in deferred tax assets, and the related valuation allowances, are primarily a result of the enactment of the Act in 2017, the expiration of certain foreign net operating loss carryforwards ("NOLs"), and state tax law changes that impacted our State NOLs.
The changes in the valuation allowance are as follows:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	2019	2018	2017
Beginning balance, valuation allowance	$552.5	$607.8	$839.1
Remeasurement of deferred tax assets	(41.6)	(32.1)	(205.2)
Release of valuation allowance	—	—	—
Expiration of net operating losses	(10.8)	(12.3)	—
Other change in valuation allowance	(7.7)	(11.0)	(26.1)
Ending balance, valuation allowance	$492.4	$552.5	$607.8

The significant components of our NOLs are as follows:

	2019	2018
Federal (1)	$1,519.9	$1,470.4
State (2)	1,068.3	2,205.0
Foreign (3)	306.8	398.2

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOLs begin to expire in 2027.

(3)	The Icelandic NOL expires between 2020 and 2026; the Netherlands NOL begins to expire in 2022.
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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2019	2018	2017
Balance as of January 1,	$9.5	$8.4	$6.4
Additions based on tax positions related to the current year	—	2.0	2.1
Decreases due to lapse of applicable statute of limitations	(1.3)	(0.9)	(0.1)
Settlements	—	—	—
Balance as of December 31,	$8.2	$9.5	$8.4

Included in the above balances are tax positions relating to temporary differences where there is uncertainty about the timing of tax return inclusion, but not that the amounts will ultimately be tax deductible.  Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.  The remaining amounts of unrecognized tax benefits would affect our effective tax rate if recognized.  It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The components of our unrecognized tax benefits are as follows:

	2019	2018	2017
Unrecognized tax benefits - Temporary Differences	$6.8	$7.9	$8.3
Other unrecognized tax benefits	1.4	1.6	0.1
Gross unrecognized tax benefits	$8.2	$9.5	$8.4
Accrued interest and penalties related to unrecognized tax benefits	$—	$0.1	$—

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
Our federal income tax returns have been reviewed by the IRS through 2010. However, we have NOLs beginning in 2008 that are available for carryforward to future years. Under U.S. tax law, NOLs may be adjusted by the IRS until the statute of limitations expires for the year in which the NOL is used. Accordingly, our 2008 and later NOLs may be reviewed until they are used or expire. Material state and local income tax matters have been concluded for years through 2016.
Our Icelandic tax returns are subject to examination beginning with the 2014 tax year.
    15. Commitments and Contingencies
We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, stockholder, environmental, safety and health matters and are involved in other matters that may give rise to contingent liabilities. While the results of such matters and claims cannot be predicted with certainty, we believe that the ultimate outcome of any such matters and claims will not have a material adverse impact on our financial condition, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation and estimating liabilities, should the resolution or outcome of these actions be unfavorable, our business, financial condition, results of operations and liquidity could be materially and adversely affected.
In evaluating whether to accrue for losses associated with legal or environmental contingencies, it is our policy to take into consideration factors such as the facts and circumstances asserted, our historical experience with contingencies of a similar nature, the likelihood of our prevailing and the severity of any potential loss.  For some matters, no accrual is established because we have assessed our risk of loss to be remote.  Where the risk of loss is probable and the amount of the loss can be reasonably estimated, we record an accrual, either on an individual basis or with respect to a group of matters involving similar claims, based on the factors set forth above. While we regularly review the status of, and our estimates of potential liability associated with, contingencies to determine the adequacy of any associated accruals and related disclosures, the ultimate amount of loss may differ from our estimates.
Legal Contingencies
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery was completed in the third quarter of 2019 and trial is currently scheduled to begin on March 23, 2020. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of reasonably possible losses related to this matter.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of  $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2019, $2.0 million was recorded in other current liabilities and $8.7 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions during the years ended December 31, 2019, 2018 and 2017. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Environmental Contingencies
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
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter.  Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs.  The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2021.  Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given.

Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2021. Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given.
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
Grundartangi
Grundartangi has power purchase agreements for approximately 525 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2019 through 2036 (subject to extension). The power purchase agreements with HS and OR both provide power at LME-based variable rates for the duration of these agreements. The power purchase agreement with Landsvirkjun for 161 MW provides power at rates linked to the Nord Pool power market.
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
Approximately 86% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement expired on December 31, 2019. Since such time we have been operating under the terms of the expired agreement while we engage in negotiations with the unions regarding the terms of a new agreement.
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
16. Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2019	2018
Beginning balance, ARO liability	$18.2	$28.5
Additional ARO liability incurred	2.9	3.6
ARO liabilities settled	(3.5)	(6.5)
Accretion expense	1.3	1.9
Revisions in estimated cash flows	—	(9.3)
Ending balance, ARO liability	$18.9	$18.2

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Revisions in estimated cash flows during 2018 were related to a change in estimate of future disposal costs of spent potliners.

17. Quarterly Information (Unaudited)
Financial results by quarter for the years ended December 31, 2019 and 2018 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
2019
4th Quarter	$435.5	$6.7	$(4.8)	$(4.8)	$(0.05)	$(0.05)
3rd Quarter	438.0	(13.7)	(20.7)	(20.7)	(0.23)	(0.23)
2nd Quarter (4)	473.1	(4.1)	(20.7)	(20.7)	(0.23)	(0.23)
1st Quarter	490.0	(12.8)	(34.6)	(34.6)	(0.39)	(0.39)
2018
4th Quarter (1)	$486.9	$(59.3)	$(65.0)	$(65.0)	$(0.74)	$(0.74)
3rd Quarter (2)	481.8	(11.8)	(20.3)	(20.3)	(0.23)	(0.23)
2nd Quarter (3)	470.0	33.7	19.4	17.9	0.20	0.20
1st Quarter	454.5	14.5	(0.3)	(0.3)	(0.00)	(0.00)

(1)	The fourth quarter of 2018 was unfavorably impacted by realization of a lower of cost or net realizable value adjustment of $30.6 million.

(2)	The third quarter of 2018 was favorably impacted by a $4.5 million gain on the extinguishment of the remainder of our contractual commitments associated with the construction of the Helguvik project.

(3)	The second quarter of 2018 reflects our temporary curtailment of one potline at our Sebree aluminum smelter due to an equipment failure that was brought back online in the third quarter.

(4)	The second quarter of 2019 includes a $4.3 million loss incurred from the sale of our interest in BHH.

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
A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2019	2018	2017
Primary	$1,433.7	$1,480.7	$1,531.0
Corporate, unallocated	66.0	56.8	50.6
Total assets	$1,499.7	$1,537.5	$1,581.6

(1)
Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, leases- right of use assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2019	2018	2017
Net sales: (1)
United States	$1,179.6	$1,138.6	$938.4
Iceland	657.0	754.6	650.7
Long-lived assets: (2)
United States	$419.1	$396.0	$370.0
Iceland	518.0	554.3	583.0
Other	75.3	76.5	75.0

(1)	Includes sales of primary aluminum, scrap aluminum and alumina.

(2)	Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
In 2019, revenues from two customers exceeded 10% of our net sales compared to two customers in 2018 and one customer in 2017.  A loss of these customers could have a material adverse effect on our results of operations.  The net sales related to the customers is as follows:

	Year Ended December 31,
	2019	2018	2017
Glencore	$1,191.6	$1,204.5	$1,198.1
Southwire	235.4	222.4	77.2

19. Derivatives
As of December 31, 2019, we had an open position of 96,065 tonnes related to LME forward financial sales contracts to fix the forward LME price. These contracts are expected to settle monthly through December 2024. We also entered into Midwest premium ("MWP") forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2021. As of December 31, 2019, we had an open position of 150,000 tonnes.
In 2019, we entered into financial contracts to fix the forward price for power related to the expected production of line 4 at Hawesville for the period of January 2020 through December 2020 ("Hawesville L4 power price swaps") of 790,560 MWh. The Hawesville L4 power price swaps are expected to settle monthly during the term of the contract.
We have financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers (the “fixed for floating swaps”) to remain exposed to the LME price. As of December 31, 2019, we had open positions related to such arrangements of 12,611 tonnes settling at various dates through December 2020.
In 2017, we entered into financial contracts to fix the forward price of approximately 4% of Grundartangi's total power requirements for the period November 2019 through December 2020 (the “power price swaps”). As of December 31, 2019, we had an open position of 219,600 MWh related to the power price swaps. Because the power price swaps are settled in euros, in 2018 we entered into financial contracts to hedge the risk of fluctuations associated with the euro (the "FX swaps"). As of December 31, 2019, we had open positions related to the FX swaps for €4.8 million Euros that settle monthly through December 2020.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of December 31, 2019 and 2018:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Asset Fair Value
	2019	2018
Commodity contracts (1)	$19.7	$8.2
Foreign exchange contracts (2)	—	—
Total	$19.7	$8.2

	Liability Fair Value
	2019	2018
Commodity contracts (1)	$3.6	$2.2
Foreign exchange contracts (2)	0.6	0.3
Total	$4.2	$2.5

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Commodity contracts	$12.9	$6.6	$(16.5)
Foreign exchange contracts	(0.9)	(0.3)	—
Total	$12.0	$6.3	$(16.5)

20. Condensed Consolidating Financial Information

The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the Securities and Exchange Commission pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. The condensed consolidated financial information below is presented herein pursuant to the Universal Shelf Registration Statement. We have not issued any debt securities pursuant to the Universal Shelf Registration Statement.

"Guarantor Subsidiaries" refers to all of our material domestic subsidiaries except for Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc. The Guarantor Subsidiaries are 100% owned by Century. All guarantees will be full and unconditional; all guarantees will be joint and several. Our foreign subsidiaries, together with Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc., are collectively referred to as the "Non-Guarantor Subsidiaries". We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating statements of comprehensive income (loss) for the twelve months ended December 31, 2019, 2018 and 2017, condensed consolidating balance sheets as of December 31, 2019 and December 31, 2018 and the condensed consolidating statements of cash flows for the twelve months ended December 31, 2019, 2018 and 2017 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$566.5	$625.1	$—	$1,191.6
Other customers	—	613.1	31.9	—	645.0
Total net sales	—	1,179.6	657.0	—	1,836.6
Cost of goods sold	—	1,182.4	678.1	—	1,860.5
Gross profit (loss)	—	(2.8)	(21.1)	—	(23.9)
Selling, general and administrative expenses	25.9	16.3	5.2	—	47.4
Other operating expense - net	—	—	0.8	—	0.8
Operating income (loss)	(25.9)	(19.1)	(27.1)	—	(72.1)
Interest expense - term loan	(2.1)	—	—	—	(2.1)
Interest expense	(21.0)	(1.7)	(0.3)	—	(23.0)
Intercompany Interest	35.0	10.3	(45.3)	—	—
Interest income	0.2	—	0.6	—	0.8
Net gain on forward and derivative contracts	12.0	1.4	(1.4)	—	12.0
Other income (expense) - net	1.3	(2.8)	0.4	—	(1.1)
Income (loss) before income taxes and equity in earnings of joint ventures	(0.5)	(11.9)	(73.1)	—	(85.5)
Income tax (expense) benefit	1.2	1.4	5.8	—	8.4
Income (loss) before equity in earnings of joint ventures	0.7	(10.5)	(67.3)	—	(77.1)
BHH impairment	—	—	(4.3)	—	(4.3)
Equity in earnings (loss) of joint ventures	(81.5)	8.2	0.6	73.3	0.6
Net income (loss)	(80.8)	(2.3)	(71.0)	73.3	(80.8)
Other comprehensive income (loss) before income tax effect	(8.8)	(3.2)	(1.2)	4.4	(8.8)
Income tax effect	(1.0)	—	—	—	(1.0)
Other comprehensive income (loss)	(9.8)	(3.2)	(1.2)	4.4	(9.8)
Total comprehensive income (loss)	$(90.6)	$(5.5)	$(72.2)	$77.7	$(90.6)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$453.6	$750.9	$—	$1,204.5
Other customers	—	685.0	3.7	—	688.7
Total net sales	—	1,138.6	754.6	—	1,893.2
Cost of goods sold	—	1,169.2	746.9	—	1,916.1
Gross profit (loss)	—	(30.6)	7.7	—	(22.9)
Selling, general and administrative expenses	23.3	11.6	5.3	—	40.2
Helguvik (gains)	—	—	(4.5)	—	(4.5)
Other operating expense - net	—	—	0.4	—	0.4
Operating income (loss)	(23.3)	(42.2)	6.5	—	(59.0)
Interest expense	(20.6)	(1.6)	(0.2)	—	(22.4)
Intercompany Interest	36.3	9.5	(45.8)	—	—
Interest income	0.3	—	1.2	—	1.5
Net gain (loss) on forward and derivative contracts	1.3	1.4	3.6	—	6.3
Other income (expense) - net	2.1	(1.9)	2.8	—	3.0
Income (loss) before income taxes and equity in earnings of joint ventures	(3.9)	(34.8)	(31.9)	—	(70.6)
Income tax (expense) benefit	2.6	—	(2.4)	—	0.2
Income (loss) before equity in earnings of joint ventures	(1.3)	(34.8)	(34.3)	—	(70.4)
Equity in earnings (loss) of joint ventures	(64.9)	0.6	4.2	64.3	4.2
Net income (loss)	(66.2)	(34.2)	(30.1)	64.3	(66.2)
Other comprehensive income before income tax effect	(5.5)	(24.2)	5.2	19.0	(5.5)
Income tax effect	(1.5)	—	—	—	(1.5)
Other comprehensive income (loss)	(7.0)	(24.2)	5.2	19.0	(7.0)
Total comprehensive income (loss)	$(73.2)	$(58.4)	$(24.9)	$83.3	$(73.2)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$547.5	$650.6	$—	$1,198.1
Other customers	—	390.9	0.1	—	391.0
Total net sales	—	938.4	650.7	—	1,589.1
Cost of goods sold	—	885.5	572.3	—	1,457.8
Gross profit (loss)	—	52.9	78.4	—	131.3
Selling, general and administrative expenses	27.2	12.9	4.7	—	44.8
Helguvik impairment	—	—	(7.3)	—	(7.3)
Ravenswood losses	—	—	(5.5)	—	(5.5)
Other operating expense - net	—	—	2.1	—	2.1
Operating income (loss)	(27.2)	40.0	84.4	—	97.2
Interest expense	(20.4)	(1.6)	(0.2)	—	(22.2)
Intercompany Interest	37.3	8.6	(45.9)	—	—
Interest income	0.5	—	0.9	—	1.4
Net gain (loss) on forward and derivative contracts	—	(17.0)	0.5	—	(16.5)
Other income (expense) - net	0.2	0.4	(5.1)	—	(4.5)
Income (loss) before income taxes and equity in earnings of joint ventures	(9.6)	30.4	34.6	—	55.4
Income tax (expense) benefit	0.5	0.9	(9.0)	—	(7.6)
Income (loss) before equity in earnings (loss) of joint ventures	(9.1)	31.3	25.6	—	47.8
Equity in earnings (loss) of subsidiaries and joint ventures	57.7	2.7	0.8	(60.4)	0.8
Net income	48.6	34.0	26.4	(60.4)	48.6
Other comprehensive income before income tax effect	23.7	12.7	1.5	(14.2)	23.7
Income tax effect	(1.5)	—	0.0	0.0	(1.5)
Other comprehensive income	22.2	12.7	1.5	(14.2)	22.2
Total comprehensive income	$70.8	$46.7	$27.9	$(74.6)	$70.8

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$0.3	$0.1	$38.5	$—	$38.9
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.7	64.1	5.3	—	70.1
Due from affiliates	0.0	10.9	19.2	—	30.1
Inventories	—	205.5	115.1	—	320.6
Derivative assets	12.2	—	2.4	—	14.6
Prepaid and other current assets	3.0	2.8	6.4	—	12.2
Total current assets	16.2	284.2	186.9	—	487.3
Property, plant and equipment - net	17.2	334.8	597.2	—	949.2
Investment in subsidiaries	609.5	62.7	—	(672.2)	—
Due from affiliates - long term	749.5	537.9	5.1	(1,292.0)	0.5
Other assets	38.1	5.7	18.9	—	62.7
TOTAL	1,430.5	1,225.3	808.1	(1,964.2)	1,499.7

Accounts payable, trade	2.3	66.2	28.6	—	97.1
Due to affiliates	—	2.2	30.7	—	32.9
Accrued and other current liabilities	23.5	27.3	14.7	—	65.5
Accrued employee benefits costs	1.9	7.7	0.8	—	10.4
Hawesville term loan - current	20.0	—	—	—	20.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	47.7	111.2	74.8	—	233.7
Senior notes payable	249.2	—	—	—	249.2
Hawesville term loan - less current portion	20.0	—	—	—	20.0
Accrued pension benefits costs - less current portion	25.1	27.3	8.4	—	60.8
Accrued postretirement benefits costs - less current portion	1.1	97.8	1.8	—	100.7
Leases - right of use liabilities	5.5	0.4	16.9	—	22.8
Other liabilities	3.5	22.2	16.7	—	42.4
Due to affiliates - long term	403.4	315.9	572.7	(1,292.0)	—
Deferred taxes	—	0.4	94.7	—	95.1
Total noncurrent liabilities	707.8	464.0	711.2	(1,292.0)	591.0
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	0.0	0.1	(0.1)	1.0
Other shareholders' equity	674.0	650.1	22.0	(672.1)	674.0
Total shareholders' equity	675.0	650.1	22.1	(672.2)	675.0
TOTAL	$1,430.5	$1,225.3	$808.1	$(1,964.2)	$1,499.7

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$0.1	0.0	$38.8	$—	$38.9
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.5	81.8	0.2	—	82.5
Due from affiliates	—	13.1	9.6	—	22.7
Inventories	—	210.7	133.1	—	343.8
Prepaid and other current assets	6.4	3.4	8.2	—	18.0
Total current assets	7.0	309.8	189.9	—	506.7
Property, plant and equipment - net	20.6	320.7	626.0	—	967.3
Investment in subsidiaries	668.3	54.5	—	(722.8)	—
Due from affiliates - long term	751.7	517.6	7.2	(1,276.5)	—
Other assets	29.8	2.1	31.6	—	63.5
TOTAL	1,477.4	1,204.7	854.7	(1,999.3)	1,537.5

Accounts payable, trade	3.7	84.1	31.6	—	119.4
Due to affiliates	—	—	10.3	—	10.3
Accrued and other current liabilities	15.8	22.8	13.9	—	52.5
Accrued employee benefits costs	1.9	8.3	0.8	—	11.0
Revolving credit facility	23.3	—	—	—	23.3
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	44.7	123.0	56.6	—	224.3
Senior notes payable	248.6	—	—	—	248.6
Accrued pension benefits costs - less current portion	23.2	20.7	7.0	—	50.9
Accrued postretirement benefits costs - less current portion	0.7	98.9	1.6	—	101.2
Other liabilities	2.8	23.5	19.7	—	46.0
Due to affiliates - long term	395.4	307.6	573.5	(1,276.5)	—
Deferred taxes	(0.2)	1.8	102.7	—	104.3
Total noncurrent liabilities	670.5	452.5	704.5	(1,276.5)	551.0
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	0.1	(0.1)	1.0
Other shareholders' equity	761.2	629.2	93.5	(722.7)	761.2
Total shareholders' equity	762.2	629.2	93.6	(722.8)	762.2
TOTAL	$1,477.4	$1,204.7	$854.7	$(1,999.3)	$1,537.5

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(71.7)	$51.4	$38.0	$—	$17.7
Purchase of property, plant and equipment	(0.7)	(43.4)	(15.5)	—	(59.6)
Proceeds from sale of joint venture	—	—	20.8	—	20.8
Intercompany transactions	43.4	(10.0)	2.1	(35.5)	—
Net cash provided by (used in) investing activities	42.7	(53.4)	7.4	(35.5)	(38.8)
Borrowings under Hawesville term loan	40.0	—	—	—	40.0
Borrowings under revolving credit facilities	368.6	—	19.5	—	388.1
Repayments under revolving credit facilities	(387.8)	—	(19.5)	—	(407.3)
Other short term borrowings	3.4	—	—	—	3.4
Repayment on other short term borrowings	(3.4)	—	—	—	(3.4)
Issuance of common stock	0.3	—	—	—	0.3
Intercompany transactions	8.1	2.1	(45.7)	35.5	—
Net cash provided by (used in) financing activities	29.2	2.1	(45.7)	35.5	21.1
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	0.2	0.1	(0.3)	—	—
Cash, cash equivalents, and restricted cash, beginning of period	0.1	0.8	38.8	—	39.7
Cash, cash equivalents, and restricted cash, end of period	$0.3	$0.9	$38.5	$—	$39.7

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2017
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(34.5)	$(7.0)	$96.0	$(3.0)	$51.5
Purchase of property, plant and equipment	(10.9)	(8.1)	(12.8)	—	(31.8)
Proceeds from sale of property, plant and equipment	—	0.9	13.5	—	14.4
Intercompany transactions	75.6	6.2	(7.6)	(74.2)	—
Net cash used in investing activities	64.7	(1.0)	(6.9)	(74.2)	(17.4)
Borrowings under revolving credit facilities	1.3	—	—	—	1.3
Repayments under revolving credit facilities	(1.3)	—	—	—	(1.3)
Issuance of common stock	0.4	—	—	—	0.4
Intercompany transactions	(3.1)	8.2	(82.3)	77.2	—
Net cash used in financing activities	(2.7)	8.2	(82.3)	77.2	0.4
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	27.5	0.2	6.8	—	34.5
Cash, cash equivalents, and restricted cash, beginning of period	36.8	0.5	96.2	—	133.5
Cash, cash equivalents, and restricted cash, end of period	$64.3	$0.7	$103.0	$—	$168.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2019.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2019.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

During the year ended December 31, 2019, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $383 million for the year ended December 31, 2019.

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

The non-U.S. Stockholder Affiliates expect to continue to engage in similar activities in the future in compliance with applicable economic sanctions and in conformity with U.S. secondary sanctions
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2019 that requires disclosure in this report under Section 13(r) of the Exchange Act.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2020, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2020.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2020, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2020, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2020.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2020, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2020.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2020, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2020.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the consolidated financial statements

(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
(a) (3) List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company.	10-Q	001-34474	November 9, 2012
3.2	Amended and Restated Bylaws of Century Aluminum Company.	8-K	001-34474	December 6, 2019
4.1	Form of Stock Certificate.	10-K	001-34474	February 28, 2018
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008.	8-K	000-27918	July 8, 2008
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
		8-K	001-34474	June 10, 2013
4.6	Description of Common Stock				X
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
		10-Q	001-34474	November 2, 2018
10.4	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.5	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	011-34474	April 15, 2016

10.6	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	01134474	February 28, 2018
10.7	Amendment to Revolving Credit Facility, dated October 2, 2019, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	01134474	November 8, 2019
10.8	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.9	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.10	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.11	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.12	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.13	Loan Agreement dated as of April 29, 2019, between Century Aluminum Company, as Borrower and Glencore Ltd., as Lender	8-K	00134474	May 3, 2019
10.14	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.15	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.16	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.17	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.18	Century Aluminum Company Annual Incentive Plan.*	10-K	001-34474	March 2, 2015
10.19	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.20	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.21	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 3, 2019.*	8-K	001-34474	June 6, 2019
10.22	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.23	Form of Time-Vesting Performance Share Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	June 27, 2014
10.24	Form of Performance Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	March 24, 2016
10.25	Form of Time-Vesting Share Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*				X

10.26	Form of Performance Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*				X
10.27	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Share Unit Award Agreement.*				X
10.28	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Share Unit Award Agreement.*				X
10.29	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer)
Dated:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL A. BLESS	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Michael A. Bless

*	Chairman	February 27, 2020
Andrew Michelmore

*	Director	February 27, 2020
Jarl Berntzen

*	Director	February 27, 2020
Errol Glasser

*	Director	February 27, 2020
Wilhelm van Jaarsveld

/s/ CRAIG C. CONTI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Craig C. Conti

/s/ ELISABETH INDRIANI	Global Controller (Principal Accounting Officer)	February 27, 2020
Elisabeth Indriani

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact