Form 10-Q
period 2020-03-31
CENTURY ALUMINUM CO
filed 2020-05-04
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
(Nasdaq Global Select Market)
The registrant had 89,460,965 shares of common stock outstanding at April 30, 2020.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2020	2019
NET SALES:
Related parties	$271.0	$311.3
Other customers	150.2	178.7
Total net sales	421.2	490.0
Cost of goods sold	416.4	502.8
Gross profit (loss)	4.8	(12.8)
Selling, general and administrative expenses	8.9	14.7
Other operating (income) expense - net	0.3	0.3
Operating income (loss)	(4.4)	(27.8)
Interest expense - term loan	(0.7)	—
Interest expense	(6.0)	(5.8)
Interest income	0.1	0.2
Net gain (loss) on forward and derivative contracts	3.8	(5.7)
Other income (expense) - net	1.7	1.1
Income (loss) before income taxes and equity in earnings of joint ventures	(5.5)	(38.0)
Income tax benefit (expense)	2.8	2.9
Income (loss) before equity in earnings of joint ventures	(2.7)	(35.1)
Equity in earnings of joint ventures	—	0.5
Net income (loss)	$(2.7)	$(34.6)

Net income (loss) allocated to common stockholders	$(2.7)	$(34.6)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.39)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	89.3	88.1
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended March 31,
	2020	2019
Comprehensive income (loss):
Net income (loss)	$(2.7)	$(34.6)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.0)	(0.0)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.8)	(1.3)
Amortization of net gain (loss) during the period	2.5	1.9
Other comprehensive income (loss) before income tax effect	1.7	0.6
Income tax effect	(0.3)	(0.3)
Other comprehensive income (loss)	1.4	0.3
Total comprehensive income (loss)	$(1.3)	$(34.3)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$147.6	$38.9
Restricted cash	1.8	0.8
Accounts receivable - net	52.9	70.1
Due from affiliates	17.8	30.1
Inventories	317.6	320.6
Derivative assets	32.7	14.6
Prepaid and other current assets	13.4	12.2
Total current assets	583.8	487.3
Property, plant and equipment - net	935.4	949.2
Due from affiliates - less current portion	5.1	0.5
Other assets	66.8	62.7
TOTAL	$1,591.1	$1,499.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$87.1	$97.1
Due to affiliates	29.5	32.9
Accrued and other current liabilities	50.6	57.2
Derivative liabilities	34.5	4.3
Accrued employee benefits costs	10.4	10.4
Hawesville term loan	20.0	20.0
U.S. revolving credit facility	45.0	4.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	284.9	233.7
Senior notes payable	249.3	249.2
Hawesville term loan - less current portion	15.0	20.0
Iceland revolving credit facility	45.0	—
Accrued pension benefits costs - less current portion	59.3	60.8
Accrued postretirement benefits costs - less current portion	100.1	100.7
Other liabilities	47.1	42.4
Leases - right of use liabilities	21.9	22.8
Deferred taxes	94.7	95.1
Total noncurrent liabilities	632.4	591.0
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	1.0	1.0
Additional paid-in capital	2,526.6	2,526.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(108.4)	(109.8)
Accumulated deficit	(1,659.1)	(1,656.4)
Total shareholders’ equity	673.8	675.0
TOTAL	$1,591.1	$1,499.7
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2.7)	$(34.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on derivative instruments	(3.7)	5.6
Lower of cost or NRV inventory adjustment	13.4	—
Depreciation and amortization	20.2	24.3
Other non-cash items - net	(0.7)	(4.5)
Change in operating assets and liabilities:
Accounts receivable - net	17.2	(8.4)
Due from affiliates	20.2	(1.1)
Inventories	(10.4)	16.4
Prepaid and other current assets	0.1	2.6
Accounts payable, trade	(11.3)	(10.2)
Due to affiliates	(3.2)	(7.2)
Accrued and other current liabilities	(5.6)	(3.8)
Other - net	1.1	(0.6)
Net cash provided by (used in) operating activities	34.6	(21.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6.0)	(10.6)
Proceeds from sales of property, plant & equipment	0.1	—
Net cash provided by (used in) investing activities	(5.9)	(10.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on term loan	(5.0)	—
Borrowings under revolving credit facilities	121.8	169.6
Repayments under revolving credit facilities	(35.8)	(157.6)
Other short-term borrowings	—	3.4
Net cash provided by (used in) financing activities	81.0	15.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	109.7	(16.7)
Cash, cash equivalents and restricted cash, beginning of period	39.7	39.7
Cash, cash equivalents and restricted cash, end of period	$149.4	$23.0

Supplemental Cash Flow Information:
Cash paid for:
Interest	$0.8	$0.4
Taxes	—	0.1
Non-cash investing activities:
Capital expenditures	1.2	4.0
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three Months Ended March 31, 2020
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net income (loss)	—	—	—	—	—	(2.7)	(2.7)
Other comprehensive income (loss)	—	—	—	—	1.4	—	1.4
Share-based compensation	0.0	0.0	0.1	—	—	—	0.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	—
Balance, March 31, 2020	$0.0	$1.0	$2,526.6	$(86.3)	$(108.4)	$(1,659.1)	$673.8

Three Months Ended March 31, 2019
Balance, December 31, 2018	$0.0	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2
Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net income (loss)	—	—	—	—	—	(34.6)	(34.6)
Other comprehensive income (loss)	—	—	—	—	0.3	—	0.3
Share-based compensation	—	0.0	0.3	—	—	—	0.3
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, March 31, 2019	$0.0	$1.0	$2,523.3	$(86.3)	$(99.7)	$(1,610.1)	$728.1

* ASU 2018-02. See Note 7. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2020 and 2019
(amounts in millions, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Recently Adopted Accounting Standards
On January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” The ASU added an impairment model known as the current expected credit loss ("CECL") model, which is based on expected losses rather than incurred losses. The CECL model is applicable to our receivables, both from related parties and third-party customers related to the sale of primary aluminum (collectively, “trade receivables”). We do not have any other financial instruments or assets to which the CECL model applies. The adoption of the CECL model did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2020, we adopted FASB ASU 2018-13, “Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement” which changed the fair value measurement disclosure requirements of ASC 820. The additional disclosures include a requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new framework also eliminates and modifies certain other fair value disclosures. See Note 4. Fair Value Measurement for updated fair value disclosures in connection with the adoption of this accounting standard.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." Amendments include the removal of certain exceptions to the general principles of ASC 740 and to improve and simplify accounting for income taxes by clarifying and amending existing guidance. Updates are related to intraperiod tax allocation, interim period tax calculations, tax laws or rate changes in interim periods, and income taxes related to employee stock ownership plans. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods therein and early adoption is permitted. The Company is currently evaluating the impacts of ASU 2019-12 and we do not expect the adoption to have a material effect on the consolidated financial statements.
In March 2020, the Securities and Exchange Commission (“SEC”) issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X Rule 3-10 with respect to the disclosure requirements related to issuers and guarantors of guaranteed debt securities. The final rule allows registrants to provide alternative financial disclosures in either the registrant’s MD&A or financial statements, rather than the previous requirement under Rule 3-10, which required condensed consolidating financial information within the financial statements. It also simplifies the requirements in Rule 3-10 that currently must be met for a parent company to qualify for exceptions allowing it to provide alternative disclosures rather than full audited financial statements. The ruling also reduces the periods for which summarized financial information is required to be presented to the most recent (1) annual period and (2) year-to-date interim period. The final rule applies to annual reports on Form 10-K for fiscal years ending after January 4, 2021 and quarterly reports on Form 10-Q for quarterly periods ending after January 4, 2021 and registrants may voluntarily comply with the final rule before the effective date. The Company does not expect the future adoption, which is limited to disclosures only, to have a material effect on the Company’s consolidated financial statements.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

2.	Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2020 and 2019 are described below. We believe all of our transactions with Glencore and BHH are at prices that approximate market.
Glencore ownership
As of March 31, 2020, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. From time to time, Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements, certain forward financial contracts and loan agreements.
Sales to Glencore
For the three months ended March 31, 2020 and 2019, approximately 64% of our consolidated net sales were made to Glencore.
Glencore purchases aluminum produced at our U.S smelters at prices based on the London Metal Exchange (the "LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at prices that approximate market. For the three months ended March 31, 2020, we recorded $0.3 million of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2020 were priced based on published alumina and aluminum indices, respectively.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 13. Derivatives regarding these forward financial sales contracts.
Hawesville Term Loan

On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”).  See Note 9. Debt for additional information. Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended March 31,
	2020	2019
Net sales to Glencore	$271.0	$311.3
Purchases from Glencore	40.2	90.7
Purchases from BHH (1)	—	6.1

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

(1) We previously owned a 40% interest in Baise Haohai Carbon Co. Ltd. ("BHH") and purchased carbon anodes from them for use in our operations. Purchases represented herein were prior to the divestiture of our interest in BHH on May 22, 2019.

3.	Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended March 31,
	2020	2019
United States	$274.1	$325.2
Iceland	147.1	164.8
Total	$421.2	$490.0

Trade accounts receivable - net as of March 31, 2020 decreased by $17.3 million from December 31, 2019 due to a decrease in sales resulting from lower realized LME prices and timing of receivable collections.

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
The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:

•	Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$89.3	$—	$—	$89.3
Trust assets (1)	1.3	—	—	1.3
Surety bonds (2)	1.9	—	—	1.9
Derivative instruments	—	50.5	7.8	58.3
TOTAL	$92.5	$50.5	$7.8	$150.8

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	36.1	3.2	39.3
TOTAL	$—	$36.1	$3.2	$39.3

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$23.3	$—	$—	$23.3
Trust assets (1)	0.2	—	—	0.2
Surety bonds (2)	1.8	—	—	1.8
Derivative instruments	—	9.1	10.6	19.7
TOTAL	$25.3	$9.1	$10.6	$45.0

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	1.3	2.9	4.2
TOTAL	$—	$1.3	$2.9	$4.2

(1) Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.
(2) Surety bonds are currently invested in U.S. treasury bills and represent collateral against our workers' compensation insurance policy.
We use the following valuation techniques and inputs for fair value measurements categorized within Level 2 of the fair value hierarchy:

Level 2 Fair Value Measurements:
Asset / Liability	Level	Valuation Techniques	Inputs
LME forward financial sales contracts	2	Discounted cash flows	Quoted LME forward market
MWP forward financial sales contracts	2	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	2	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Nord Pool power price swaps	2	Discounted cash flows	Quoted Nord Pool forward market
NYMEX Henry Hub natural gas price swaps	2	Discounted cash flows	Quoted Henry Hub forward market
MISO Indiana Hub power price swaps	2	Discounted cash flows	Quoted Indy Hub forward market
FX swaps	2	Discounted cash flows	Euro/USD forward exchange rate

When valuing Level 3 assets and liabilities, we use certain significant unobservable inputs. Management incorporates various inputs and assumptions including forward commodity prices, commodity price volatility, and macroeconomic conditions, including interest rates and discount rates. Our estimates of significant unobservable inputs are ultimately based on our estimates of risks that market participants would consider when valuing our assets and liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:
Asset / Liability	Fair Value at 3/31/2020	Valuation Technique	Observable Inputs	Significant Unobservable Input	Value/Range of Unobservable Input
LME forward financial sales contracts	$7.8	Discounted cash flows	Quoted LME forward market prices	Discount rate (1)	7.50%
Contingent obligation	$—	Discounted cash flows	Quoted LME forward market prices	Management's estimates of the LME forward market price beyond the quoted periods (2)	$1,496/T-$2,122/T
Hawesville L4 power price swaps	$3.2	Discounted cash flows	Quoted Indy Hub forward market prices	Estimates of locational margin prices during contract term (3)	$0.58/MwH
(1) Represents risk adjusted discount rate.
(2) Represents the range of estimated forward LME prices of primary aluminum through the term of the agreement in December 2028.
(3) Represents historical average of locational margin prices in the past three years.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Level 3 Assets	Level 3 Liabilities
For the three months ended March 31, 2020	LME forward financial sales contracts	Hawesville L4 power price swaps
Balance as of January 1, 2020	$10.6	$(2.9)
Total realized/unrealized gains (losses)
Included in net income (loss)	6.7	(1.5)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	1.2
Transfers into Level 3	—	—
Transfers out of Level 3 (1)	(9.5)	—
Balance as of March 31, 2020	$7.8	$(3.2)

Change in unrealized gains (losses) (2)	$6.7	$(0.3)

(1) Transfer out of Level 3 due to period of time remaining in derivative contract
(2) Gains and losses are presented in the Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts"

For the three months ended March 31, 2019	Level 3 Assets	Level 3 Liabilities
	Nord Pool power price swaps	US LME forward financial sales contracts	Iceland LME forward financial sales contracts	MWP forward financial sales contracts	FX Swaps
Balance as of January 1, 2019	$4.7	$0.3	$(0.2)	$—	$(0.3)
Total realized/unrealized gains (losses)
Included in Net Income (2)	(1.0)	(1.9)	(0.1)	(1.7)	(0.3)
Purchases, sales, settlements
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	0.2	—
Transfers into Level 3 (1)	—	(0.2)	—	0.6	—
Transfers out of Level 3	—	—	—	—	—
Balance as of March 31, 2019	$3.7	$(1.8)	$(0.3)	$(0.9)	$(0.6)

Change in unrealized gains (losses) (2)	$(1.0)	$(2.1)	$(0.1)	$(0.9)	$(0.3)
(1) Transfer into Level 3 resulting from long term derivative contracts entered into during the first quarter of 2019.
(2) Gains and losses are presented in the Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts"

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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2020			2019
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(2.7)			$(34.6)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(2.7)	89.3	$(0.03)	$(34.6)	88.1	$(0.39)

	Three months ended March 31,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2020	2019
Share-based compensation	0.4	0.6

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
Common Stock
As of March 31, 2020 and December 31, 2019, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 96,647,486 shares were issued and 89,460,965 shares were outstanding at March 31, 2020; 96,372,182 shares were issued and 89,185,661 shares were outstanding at December 31, 2019.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of March 31, 2020 and December 31, 2019, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At March 31, 2020 and December 31, 2019, there were 66,141 and 67,323 shares of Series A Convertible Preferred Stock outstanding, respectively.
The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. The conversion ratio of preferred to common shares is 100 shares of common stock for each share of preferred stock.

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the three months ended March 31, 2020 and 2019.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2019	67,323	7,186,521	89,185,661
Conversion of convertible preferred stock	(1,182)	—	118,146
Issuance for share-based compensation plans	—	—	157,158
Ending balance as of March 31, 2020	66,141	7,186,521	89,460,965

Beginning balance as of December 31, 2018	71,967	7,186,521	88,103,440
Conversion of convertible preferred stock	(3,023)	—	302,255
Issuance for share-based compensation plans	—	—	402,062
Ending balance as of March 31, 2019	68,944	7,186,521	88,807,757

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of March 31, 2020.

7.	Income Taxes
We recorded an income tax benefit of $2.8 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively, which primarily consisted of tax benefits on losses from foreign operations.
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
As of March 31, 2020, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
On January 1, 2019, the Company adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act ("the Act"). In accordance with the provisions of ASU 2018-02, $1.3 million of stranded tax effects related to the Act were reclassified from accumulated other comprehensive loss to retained earnings in the first quarter of 2019. This reclassification included the impact of the change in the federal corporate income tax rate and the related federal benefit of state taxes.
The Company’s accounting policy with respect to releasing income tax effects from accumulated other comprehensive income is to apply a security by security approach whereby the tax effects are measured based on the change in the unrealized gains or losses reflected in other comprehensive loss.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the coronavirus ("COVID-19") pandemic. The CARES Act is aimed at providing assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the various aspects of the CARES Act to determine the impact specific provisions may have on us and our operations.

8.	Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$94.8	$101.3
Work-in-process	46.8	44.1
Finished goods	38.1	34.3
Operating and other supplies	137.9	140.9
Total inventories	$317.6	$320.6

Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

9.	Debt

	March 31, 2020	December 31, 2019
Debt classified as current liabilities:
Hawesville Term Loan - current portion(1)	$20.0	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility (3)	45.0	4.0
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	45.0	—
7.5% senior secured notes due June 2021, net of debt discount of $0.7 million and $0.8 million, respectively, interest payable semiannually	249.3	249.2
Hawesville Term Loan - less current portion(1), principal and interest payable monthly	15.0	20.0
Total	$382.1	$301.0

(1) See "Hawesville Term Loan" below. At March 31, 2020, the applicable interest rate was LIBOR of 1.68% plus margin of 5.375% and there is no interest payable outstanding. As of March 31, 2020, we have made $5.0 million of principal payments and $0.7 million of interest payments.
(2) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2020 was 5.63%.
(3) For borrowings that we expect to repay within a month, we generally elect to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rates at March 31, 2020 was 3.5%.
(4) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2020 was 3.8%.
7.5% Notes due 2021
General. In June 2013, we issued $250.0 million of our 7.5% Notes due June 2021 (the "2021 Notes") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The 2021 Notes were issued at a discount and we received proceeds of $246.3 million, prior to payment of financing fees and related expenses. The 2021 Notes bear interest at a rate of 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year. The Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral. The maturity date for the payment of principal is June 2021.
Fair Value.  Fair value for our 2021 Notes, based on the latest trading data available, was $228.5 million and $244.2 million, as of March 31, 2020 and December 31, 2019, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021 and is to be repaid in twenty-four (24) equal monthly installments of principal, beginning on January 31, 2020.  The Hawesville Term Loan bears interest, due monthly, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries ("the Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (the "U.S. revolving credit facility"). The U.S. revolving credit facility provides for borrowings of up to $175.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders.
The U.S. revolving credit facility matures on the earlier of May 2023 or six months before the stated maturity of our outstanding senior secured notes. Based on the current maturity date for our outstanding secured notes of June 1, 2021, the maturity date for the U.S. revolving credit facility would be December 1, 2020. Upon a refinancing of our secured notes, the maturity date of our U.S. revolving credit facility will extend to May 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2020, there were $45.0 million in outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty. The U.S revolving credit facility contains a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S revolving credit facility is less than or equal to the lower of $17.5 million or 10% of the borrowing base but not less than $12.5 million.

Status of our U.S. revolving credit facility:	March 31, 2020
Credit facility maximum amount	$175.0
Borrowing availability	133.8
Outstanding letters of credit issued	38.3
Outstanding borrowings	45.0
Borrowing availability, net of outstanding letters of credit and borrowings	50.5

Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At March 31, 2020, there were $45.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2022. Principal payments, if any, are due upon maturity of the Iceland revolving credit facility and may be prepaid without penalty.

Status of our Iceland revolving credit facility:	March 31, 2020
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	45.0
Borrowing availability, net of borrowings	5.0

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
Legal Contingencies
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery was completed in the third quarter of 2019. Trial was bifurcated and moved from March 2020 to November 2020 for Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") issues and to February 2021 for questions of fact. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of reasonably possible losses related to this matter.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of March 31, 2020, $2.0 million was recorded in other current liabilities and $8.9 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended March 31, 2020 and 2019. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2021. Each of these agreements provide for automatic extension on a year-to-year basis unless a one year notice is given.
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
Approximately 57% of our U.S. based work force is represented by USW. The labor agreement for Hawesville employees is effective through April 1, 2021. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.	Components of Accumulated Other Comprehensive Loss

Components of AOCL:	March 31, 2020	December 31, 2019
Defined benefit plan liabilities	$(114.2)	$(115.9)
Unrealized gain (loss) on financial instruments	2.3	2.3
Other comprehensive loss before income tax effect	(111.9)	(113.6)
Income tax effect (1)	3.5	3.8
Accumulated other comprehensive loss	$(108.4)	$(109.8)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2020	December 31, 2019
Defined benefit plan liabilities	$4.0	$4.3
Unrealized loss on financial instruments	(0.5)	(0.4)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, January 1, 2020	$(111.7)	$1.9	$(109.8)
Net amount reclassified to net income (loss)	1.4	0.0	1.4
Balance, March 31, 2020	$(110.3)	$1.9	$(108.4)

Balance, January 1, 2019	$(100.7)	$2.0	$(98.7)
Impact of ASU 2018-02 (2)	(1.3)	—	(1.3)
Net amount reclassified to net income (loss)	0.3	0.0	0.3
Balance, March 31, 2019	$(101.7)	$2.0	$(99.7)

(2) ASU 2018-02. See Note 7. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended March 31,
AOCL Components	Location	2020	2019
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$1.1	$0.6
	Selling, general and administrative expenses	0.2	(0.4)
	Other operating expense, net	0.4	0.4
	Income tax effect	(0.3)	(0.3)
	Net of tax	$1.4	$0.3

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0
	Income tax effect	0.0	0.0
	Net of tax	$0.0	$0.0

12. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended March 31,
	2020	2019
Service cost	$1.3	$1.1
Interest cost	2.8	3.3
Expected return on plan assets	(5.1)	(4.9)
Amortization of prior service costs	0.0	0.0
Amortization of net loss	1.5	1.1
Net periodic benefit cost	$0.5	$0.6

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2020	2019
Service cost	$0.1	$0.0
Interest cost	0.8	1.0
Amortization of prior service cost	(0.8)	(1.3)
Amortization of net loss	1.0	0.8
Net periodic benefit cost	$1.1	$0.5

13.	Derivatives
As of March 31, 2020, we had an open position of 145,402 tonnes related to LME forward financial sales contracts to fix the forward LME price. These contracts are expected to settle monthly through December 2024. We also had an open position of 117,000 tonnes related to Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle through December 2021.
We have entered into financial contracts to fix the forward price for power related to the expected production of Line 4 at Hawesville for the period of January 2020 through December 2020 ("Hawesville L4 power price swaps"). As of March 31,

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

2020, we had an open position of 592,920 MWh. The Hawesville L4 power price swaps are expected to settle monthly over the term of the contracts.
We have entered into financial contracts to hedge approximately 50% of our exposure at our U.S operations to the MISO Indiana Hub (“MISO Indiana Hub power price swaps”) and the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”) for the period of April 2020 through September 2020. The natural gas volume is measured per million British Thermal Units ("mmBTU"). As of March 31, 2020, we had an open position of 2,340,000 mmBTU related to the NYMEX Henry Hub natural gas price swaps and an open position of 1,471,320 MWh related to the MISO Indiana Hub power price swaps. Both the NYMEX Henry Hub natural gas price swaps and MISO Indiana power price swaps are expected to settle monthly over the term of the contracts.
We have financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers (“fixed for floating swaps”) to remain exposed to the LME and MWP prices. As of March 31, 2020, we had an open position related to such arrangements of 15,271 tonnes that will settle at various dates through June 2021.
We have entered into financial contracts to hedge approximately all of Grundartangi's exposure to the Nord Pool power market through December 2020 and 50% of Grundartangi's exposure to the Nord Pool power market through December 2021 (“Nord Pool power price swaps”), respectively. As of March 31, 2020, we had an open position of 1,693,958 MWh related to the Nord Pool power price swaps. Because the Nord Pool power price swaps are settled in euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the euro ("FX swaps"). As of March 31, 2020, we had an open position related to the FX swaps of €44.6 million that will settle monthly through December 2021.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cashflow hedges as of March 31, 2020 and December 31, 2019, respectively:

	Asset Fair Value
	March 31, 2020	December 31, 2019
Commodity contracts (1)	$58.3	$19.7
Foreign exchange contracts (2)	—	—
Total	$58.3	$19.7

	Liability Fair Value
	March 31, 2020	December 31, 2019
Commodity contracts (1)	$37.7	$3.6
Foreign exchange contracts (2)	1.6	0.6
Total	$39.3	$4.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, NYMEX Henry Hub natural gas price swaps, MISO Indiana Hub power price swaps, and Nord Pool power price swaps. At March 31, 2020 and December 31, 2019, $8.1 million and $0.2 million of Due from affiliates and $5.1 million and $0.5 million of Due from affiliates - less current portion, respectively, is related to commodity contract assets with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended March 31,
	2020	2019
Commodity contracts(3)	$9.0	$(5.5)
Foreign exchange contracts	(5.2)	(0.2)
Total	$3.8	$(5.7)
(3) For the three months ended March 31, 2020 and 2019, $12.6 million and $(1.0) million of the net (loss) gain, respectively, was with Glencore.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

14.	Condensed Consolidating Financial Information
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
"Guarantor Subsidiaries" refers to all of our material domestic subsidiaries except for Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc.  The Guarantor Subsidiaries are 100% owned by Century.  All guarantees will be full and unconditional; all guarantees will be joint and several.  Our foreign subsidiaries, together with Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc., are collectively referred to as the “Non-Guarantor Subsidiaries”.  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
The following summarized condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2020 and 2019, condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019 and the condensed consolidating statements of cash flows for the three months ended March 31, 2020 and 2019 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$147.9	$123.1	$—	$271.0
Other customers	—	126.3	23.9	—	150.2
Total net sales	—	274.2	147.0	—	421.2
Cost of goods sold	—	281.0	135.4	—	416.4
Gross profit (loss)	—	(6.8)	11.6	—	4.8
Selling, general and administrative expenses	8.4	—	0.5	—	8.9
Other operating (income) expense - net	—	—	0.3	—	0.3
Operating income (loss)	(8.4)	(6.8)	10.8	—	(4.4)
Interest expense - term loan	(0.7)	—	—	—	(0.7)
Interest expense	(5.1)	(0.4)	(0.5)	—	(6.0)
Intercompany interest	8.4	2.7	(11.1)	—	—
Interest income	—	—	0.1	—	0.1
Net gain (loss) on forward and derivative contracts	32.6	0.4	(29.2)	—	3.8
Other income (expense) - net	0.3	(0.1)	1.5	—	1.7
Income (loss) before income taxes and equity in earnings of joint ventures	27.1	(4.2)	(28.4)	—	(5.5)
Income tax benefit (expense)	0.5	—	2.3	—	2.8
Income (loss) before equity in earnings of joint ventures	27.6	(4.2)	(26.1)	—	(2.7)
Equity in earnings (loss) of joint ventures	(30.4)	0.5	—	29.9	—
Net income (loss)	(2.8)	(3.7)	(26.1)	29.9	(2.7)
Other comprehensive income before income tax effect	1.7	1.1	0.4	(1.5)	1.7
Income tax effect	(0.3)	—	—	—	(0.3)
Other comprehensive income	1.4	1.1	0.4	(1.5)	1.4
Total comprehensive income (loss)	$(1.4)	$(2.6)	$(25.7)	$28.4	$(1.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$152.5	$158.8	$—	$311.3
Other customers	—	172.7	6.0	—	178.7
Total net sales	—	325.2	164.8	—	490.0
Cost of goods sold	—	327.2	175.6	—	502.8
Gross profit (loss)	—	(2.0)	(10.8)	—	(12.8)
Selling, general and administrative expenses	14.1	—	0.6	—	14.7
Other operating (income) expense - net	—	—	0.3	—	0.3
Operating income (loss)	(14.1)	(2.0)	(11.7)	—	(27.8)
Interest expense	(5.4)	(0.4)	—	—	(5.8)
Intercompany interest	8.7	2.5	(11.2)	—	—
Interest income	—	—	0.2	—	0.2
Net gain (loss) on forward and derivative contracts	(4.7)	0.4	(1.4)	—	(5.7)
Other income (expense) - net	0.8	(0.5)	0.8	—	1.1
Income (loss) before income taxes and equity in earnings of joint ventures	(14.7)	—	(23.3)	—	(38.0)
Income tax (expense) benefit	1.0	—	1.9	—	2.9
Income (loss) before equity in earnings of joint ventures	(13.7)	—	(21.4)	—	(35.1)
Equity in earnings (loss) of joint ventures	(20.9)	0.3	0.5	20.6	0.5
Net income (loss)	(34.6)	0.3	(20.9)	20.6	(34.6)
Other comprehensive income (loss) before income tax effect	0.6	0.6	0.3	(0.9)	0.6
Income tax effect	(0.3)	—	—	—	(0.3)
Other comprehensive income	0.3	0.6	0.3	(0.9)	0.3
Total comprehensive income (loss)	$(34.3)	$0.9	$(20.6)	$19.7	$(34.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$82.5	$0.2	$64.9	$—	$147.6
Restricted cash	—	1.8	—	—	1.8
Accounts receivable - net	2.2	49.6	1.1	—	52.9
Due from affiliates	7.5	9.6	0.7	—	17.8
Inventories	—	187.9	129.7	—	317.6
Derivative Assets	32.7	—	—	—	32.7
Prepaid and other current assets	4.9	0.5	8.0	—	13.4
Total current assets	129.8	249.6	204.4	—	583.8
Property, plant and equipment - net	16.5	332.8	586.1	—	935.4
Investment in subsidiaries	583.4	63.3	—	(646.7)	—
Due from affiliates - long term	734.3	570.0	5.1	(1,304.3)	5.1
Other assets	44.7	3.9	18.2	—	66.8
TOTAL	$1,508.7	$1,219.6	$813.8	$(1,951.0)	$1,591.1

Accounts payable, trade	$3.8	$58.1	$25.2	$—	$87.1
Due to affiliates	—	11.1	18.4	—	29.5
Accrued and other current liabilities	17.1	18.4	15.1	—	50.6
Derivative Liabilities	15.5	—	19.0	—	34.5
Accrued employee benefits costs	1.9	7.7	0.8	—	10.4
Term loan - current	20.0	—	—	—	20.0
U.S. Revolving credit facility	45.0	—	—	—	45.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	103.3	103.1	78.5	—	284.9
Senior notes payable	249.3	—	—	—	249.3
Term loan - less current portion	15.0	—	—	—	15.0
Iceland Revolving credit facility	—	—	45.0	—	45.0
Accrued pension benefits costs - less current portion	24.8	26.8	7.7	—	59.3
Accrued postretirement benefits costs - less current portion	1.0	97.3	1.8	—	100.1
Due to affiliates - long term	432.2	320.2	551.9	(1,304.3)	—
Other liabilities	3.9	21.4	21.8	—	47.1
Leases - right of use liabilities	5.4	0.1	16.4	—	21.9
Deferred taxes	—	0.4	94.3	—	94.7
Total noncurrent liabilities	731.6	466.2	738.9	(1,304.3)	632.4
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	0.1	(0.1)	1.0
Other shareholders' equity	672.8	650.3	(3.7)	(646.6)	672.8
Total shareholders' equity	673.8	650.3	(3.6)	(646.7)	673.8
TOTAL	$1,508.7	$1,219.6	$813.8	$(1,951.0)	$1,591.1

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$0.3	$0.1	$38.5	$—	$38.9
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.7	64.1	5.3	—	70.1
Due from affiliates	—	10.9	19.2	—	30.1
Inventories	—	205.5	115.1	—	320.6
Derivative Assets	12.2	—	2.4	—	14.6
Prepaid and other current assets	3.0	2.8	6.4	—	12.2
Total current assets	16.2	284.2	186.9	—	487.3
Property, plant and equipment - net	17.2	334.8	597.2	—	949.2
Investment in subsidiaries	609.5	62.7	—	(672.2)	—
Due from affiliates - long term	749.5	537.9	5.1	(1,292.0)	0.5
Other assets	38.1	5.7	18.9	—	62.7
TOTAL	$1,430.5	$1,225.3	$808.1	$(1,964.2)	$1,499.7

Accounts payable, trade	$2.3	$66.2	$28.6	$—	$97.1
Due to affiliates	—	2.2	30.7	—	32.9
Accrued and other current liabilities	23.5	27.3	14.7	—	65.5
Accrued employee benefits costs	1.9	7.7	0.8	—	10.4
Hawesville term loan	20.0	—	—	—	20.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	47.7	111.2	74.8	—	233.7
Senior notes payable	249.2	—	—	—	249.2
Hawesville term loan - less current portion	20.0	—	—	—	20.0
Accrued pension benefits costs - less current portion	25.1	27.3	8.4	—	60.8
Accrued postretirement benefits costs - less current portion	1.1	97.8	1.8	—	100.7
Leases - right of use liabilities	5.5	0.4	16.9	—	22.8
Other liabilities	3.5	22.2	16.7	—	42.4
Due to affiliates - long term	403.4	315.9	572.7	(1,292.0)	—
Deferred taxes	—	0.4	94.7	—	95.1
Total noncurrent liabilities	707.8	464.0	711.2	(1,292.0)	591.0
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	0.0	0.1	(0.1)	1.0
Other shareholders' equity	674.0	650.1	22.0	(672.1)	674.0
Total shareholders' equity	675.0	650.1	22.1	(672.2)	675.0
TOTAL	$1,430.5	$1,225.3	$808.1	$(1,964.2)	$1,499.7

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(13.0)	$34.1	$13.5	$—	$34.6
Purchase of property, plant and equipment	(0.1)	(5.6)	(0.3)	—	(6.0)
Proceeds from sale of property, plant, and equipment	—	—	0.1	—	0.1
Intercompany transactions	30.5	(29.4)	(0.1)	(1.0)	—
Net cash provided by (used in) investing activities	30.4	(35.0)	(0.3)	(1.0)	(5.9)
Repayments on term loan	(5.0)	—	—	—	(5.0)
Borrowings under revolving credit facilities	76.8	—	45.0	—	121.8
Repayments under revolving credit facilities	(35.8)	—	—	—	(35.8)
Intercompany transactions	28.9	1.9	(31.8)	1.0	—
Net cash provided by (used in) financing activities	64.9	1.9	13.2	1.0	81.0
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	82.3	1.0	26.4	—	109.7
Cash, cash equivalents and restricted cash, beginning of period	0.2	1.0	38.5	—	39.7
Cash, cash equivalents and restricted cash, end of period	$82.5	$2.0	$64.9	$—	$149.4

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(17.6)	$(5.3)	$1.4	$—	$(21.5)
Purchase of property, plant and equipment	(0.6)	(6.8)	(3.2)	—	(10.6)
Intercompany transactions	(15.2)	(17.7)	0.1	32.8	—
Net cash provided by (used in) investing activities	(15.8)	(24.5)	(3.1)	32.8	(10.6)
Borrowings under revolving credit facilities	169.6	—	—	—	169.6
Repayments under revolving credit facilities	(157.6)	—	—	—	(157.6)
Debt issuance costs	3.4	—	—	—	3.4
Intercompany transactions	17.8	29.9	(14.9)	(32.8)	—
Net cash provided by (used in) financing activities	33.2	29.9	(14.9)	(32.8)	15.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.2)	0.1	(16.6)	—	(16.7)
Cash, cash equivalents and restricted cash, beginning of period	0.1	0.8	38.8	—	39.7
Cash, cash equivalents and restricted cash, end of period	$(0.1)	$0.9	$22.2	$—	$23.0

FORWARD-LOOKING STATEMENTS
This quarterly report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Forward-looking statements are statements about future events and are based on our current expectations. These forward-looking statements may be identified by the words “believe,” “expect,” “hope,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” “scheduled,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.”
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

•	The impact of any new or changed law, regulation, including, without limitation, sanctions or other similar remedies or restrictions;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets and liabilities;

•	Our ability to access existing or future financing arrangements and the terms of any such future financing arrangements;

•	Our ability to repay or refinance debt in the future;

•	Our ability to recover losses from our insurance;

•	Estimates of our pension and other postretirement liabilities, legal and environmental liabilities and other contingent liabilities;

•	Our assessment of any future tax or insurance claims;

•	Negotiations with labor unions;

•	The impact of the rapidly evolving COVID-19 pandemic, including any possible impact on our business, operations, financial condition, results of operation, global supply chains or workforce; and

•	Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto. This MD&A contains “forward-looking statements” - see “Forward-Looking Statements” above.
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
Recent Developments
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe and has subsequently been recognized as a pandemic by the World Health Organization.
While the ultimate impact of the COVID-19 pandemic is still unknown, the virus has already disrupted the global economy and resulted in lower prices and decreased demand for our products. For example, the average LME price for primary aluminum has fallen from an average of $1,792 per tonne in 2019 to $1,690/MT for the quarter ended March 31, 2020 and $1,457/MT for April 2020. Because we sell our product on a one- to three-month lag to current prices, the impact of this pricing on our financial results will not be fully reflected until future periods.
While decreases in the prices of our key cost inputs are expected to partially offset the impact of decreased aluminum prices on our financial results, we have also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic. Such actions include reducing discretionary spending, optimizing working capital and deferring non-essential capital projects.
Our plants have maintained their pre-pandemic production rates, and we continue to sell all of our metal essentially as it is cast. We have not experienced material customer cancellations and do not currently expect a build-up of inventory in future periods. However, due to changes in customer orders related to the pandemic, we have recently moved our product mix to a higher proportion of standard products, which is expected to lower somewhat the average premium received for our products as compared to prior periods.
In addition, as a precautionary measure in response to the COVID-19 pandemic, in March 2020 we drew down a total of approximately $90.0 million under our U.S. and Iceland revolving credit facilities, the proceeds of which are available, if needed, for working capital, general corporate or other purposes.
The ultimate extent of the effects of the COVID-19 pandemic on our business, results of operations and financial performance is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time. Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.
See Part II, Item 1A. Risk Factors of this Report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information.
Results of Operations
The following discussion for the three months ended March 31, 2020 reflects restart activity at Hawesville and no change in production capacities at our other operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.

Electrical power, alumina, carbon products and labor are the principal components of our cost of goods sold. In general, our results reflect the market cost of alumina on an approximately three month lag reflecting the terms of our alumina contracts and inventory levels.

	Three months ended March 31,
	2020	2019
	(in millions, except per share data)
NET SALES:
Related parties	$271.0	$311.3
Other customers	150.2	178.7
Total net sales	421.2	490.0
Gross profit (loss)	4.8	(12.8)
Net income (loss)	(2.7)	(34.6)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.03)	$(0.39)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2020
1st Quarter	129,114	$273.8	73,791	$141.0	202,905	$414.8

2019
1st Quarter	130,043	$313.3	76,408	$159.3	206,451	$472.6
(1) Excludes scrap aluminum sales and alumina sales.

Net sales (in millions)	2020	2019
Three months ended March 31,	$421.2	$490.0
Net sales for the three months ended March 31, 2020 decreased by $68.8 million compared to the same period in 2019, primarily driven by unfavorable LME and regional premiums of $44.0 million and unfavorable volume and product mix impacts of $14.8 million.

Gross profit (loss) (in millions)	2020	2019
Three months ended March 31,	$4.8	$(12.8)
Gross profit for the three months ended March 31, 2020 increased compared to the same period in 2019 primarily due to favorable raw material prices of $47.2 million, favorable power prices of $15.1 million, and lower production costs due to decreased volume and sales mix of $9.4 million. The favorable impacts were offset by unfavorable LME and regional premiums of $44.0 million and unfavorable operating expenses of $5.0 million.

Selling, general and administrative expenses (in millions)	2020	2019
Three months ended March 31,	$8.9	$14.7

Selling, general and administrative expenses for the three months ended March 31, 2020 decreased by $5.8 million compared to the same period in 2019 primarily driven by a decrease in compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2020	2019
Three months ended March 31,	$3.8	$(5.7)

For the three months ended March 31, 2020, we recorded gains of $3.8 million on our forward and derivative contracts compared to losses of $(5.7) million for the three months ended March 31, 2019 primarily due to decreases in LME forward prices, offset by decreases in Nord Pool forward prices.

Income tax benefit (expense) (in millions)	2020	2019
Three months ended March 31,	$2.8	$2.9
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period change is primarily due to the change in earnings at our foreign entities that are not subject to a valuation allowance. See Note 7. Income Taxes to the consolidated financial statements included herein for additional information.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash and cash flow from operations. We also have access to our existing revolving credit facilities and have raised capital in the past through public equity and debt markets. We regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.
We believe that cash provided from operations and financing will be adequate to cover our operations and business needs over the next 12 months. As of March 31, 2020, we had cash and cash equivalents totaling approximately $147.6 million and unused availability under our revolving credit facilities of $55.5 million, resulting in a total liquidity position of approximately $203.1 million. As noted above, we have also taken preemptive action to preserve our liquidity and manage our cash flow, such as reducing our discretionary spending and optimizing working capital. We believe that we could also access the financial markets to sell long-term debt or equity securities. However, the COVID-19 pandemic could continue to create uncertainty and volatility in the financial markets which may impact our ability to access capital and/or the terms under which we can do so.
Adverse changes in the price of aluminum or our principal costs of production could also materially impact our ability to generate and raise cash. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity. Such measures might include cuts to discretionary spending and other variable costs as well as possible reductions of our production volumes. See Part II, Item 1A. Risk Factors of this Report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information.
Available Cash
Our available cash and cash equivalents balance at March 31, 2020 was $147.6 million compared to $38.9 million at December 31, 2019.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
	2020	2019
	(in millions)
Net cash provided by (used in) operating activities	$34.6	$(21.5)
Net cash provided by (used in) investing activities	(5.9)	(10.6)
Net cash provided by (used in) financing activities	81.0	15.4
Change in cash, cash equivalents and restricted cash	$109.7	$(16.7)

The increase in net cash provided by operating activities was primarily driven by a decrease in net loss and a favorable change in accounts receivable due to the timing of collection.

The decrease in net cash used in investing activities was primarily due to higher spending on capital projects during the three months ended March 31, 2019, driven by the Vlissingen furnace rebuild project, as compared to the three months ended March 31, 2020.

The increase in net cash provided by financing activities was primarily due to outstanding borrowings on our U.S. revolving credit facility and Iceland revolving credit facility at March 31, 2020 compared to March 31, 2019. Borrowings on our revolving credit facilities are available, if needed, for working capital requirements, general corporate or other purposes.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 2018, provides for borrowings of up to $175.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures on the earlier of May 2023 or six months before the stated maturity of our outstanding secured notes. Based on the current maturity date for our outstanding secured notes of June 1, 2021, the maturity date for the U.S. revolving credit facility would be December 1, 2020. Upon a refinancing of our outstanding secured notes, the maturity date of our U.S. revolving credit facility will extend to May 2023.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended. The Iceland revolving credit facility matures in November 2022.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; curtailment of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of March 31, 2020, our U.S. revolving credit facility had a borrowing base of $133.8 million, $45.0 million in borrowings and $38.3 million in letters of credit outstanding. Of the outstanding letters of credit, $20.6 million related to our domestic power commitments and the remainder secured certain debt and workers’ compensation commitments. As of March 31, 2020, our Iceland revolving credit facility had a borrowing base of $50.0 million and $45.0 million in borrowings.
As of March 31, 2020, our credit facilities had $55.5 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to the lower of $17.5 million or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2020, we were in compliance with all such covenants.
Senior Secured Notes
We have $250.0 million aggregate principal of 7.5% senior secured notes that will mature in June 2021 ("2021 Notes"), unless earlier refinanced in accordance with their terms. Interest on the 2021 Notes is payable semi-annually. The indenture governing the 2021 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Hawesville Term Loan
On April 29, 2019, we entered into a term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan"). Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021, and is to be repaid in twenty-four (24) equal monthly installments of principal that began on January 31, 2020. The Hawesville Term Loan bears interest, due monthly, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2020, the principal and accrued interest for the contingent obligation was $25.6 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2020 and management’s estimate of the LME forward market beyond the quoted market period, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended March 31, 2020 and 2019. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Other Items

We previously announced our intention to return our Hawesville smelter to full production and upgrade its existing reduction technology. We project that the total cash requirements for the restart project, including the technology upgrade, will be approximately $150.0 million from the commencement of the project in 2018 through its completion. The first phase of the project, which involved the restart of the three potlines that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. This restart of 150,000 tonnes of curtailed production cost approximately $75.0 million. The second phase is expected to cost an additional $75.0 million and involves the rebuilding of the pots associated with the 100,000 tonnes of production from the two potlines that had continued to operate past their expected life cycle and implementation of certain new technology across all production. The rebuild of the first of these potlines was approximately 50% completed as of March 31, 2020 and is expected to be fully completed in the second quarter of 2020. The rebuild of the fifth and final potline and the completion of the technology upgrades is expected to be completed over the next several years subject to market conditions. The Hawesville smelter is currently operating at approximately 80% production capacity.

In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018.  We expect that all losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles. As of March 31, 2020, we have received $18.5 million in insurance proceeds to offset against such losses.

In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2017, 2018, and 2019, and the quarter ended March 31, 2020. As of March 31, 2020 we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2020, we had $2.0 million in other current liabilities and $8.9 million in other liabilities related to this agreement.
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
Capital Resources
We intend to finance our future capital expenditures from available cash, cash flow from operations and if necessary, borrowing under our existing revolving credit facilities. For major investment projects we would likely seek financing from various capital and loan markets, and may potentially pursue the formation of strategic alliances. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Capital expenditures incurred for the three months ended March 31, 2020 were $3.7 million, excluding expenditures of $3.5 million associated with the restart project at Hawesville. We estimate our total capital spending in 2020, excluding the Hawesville restart project, will be approximately $10.0 million related to ongoing investment projects at our plants.

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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. However, the price of approximately thirty percent (30%) of Grundartangi's power requirement is linked to the market price for power in the Nord Pool power market.
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.
Electrical Power Price Sensitivity
With the movement toward market-based power supply agreements, we have increased our exposure to fluctuations in the price of power on the MISO and Nord Pool power markets as well as the price of natural gas. Power represents one of our largest operating costs, so changes in the price of market power could significantly impact the profitability and viability of our operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

The consumption shown in the table below reflects each operation at 100% capacity and does not reflect partial production curtailments.

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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona ("ISK"), the euro, the Chinese renminbi and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese renminbi.  We also have deposits denominated in ISK in Icelandic banks and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Further, Vlissingen's labor costs, maintenance costs and other local services are denominated in euros and our existing Nord Pool power price swaps described above are settled in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  We have entered into financial contracts to hedge the risk of fluctuations associated with the euro under our Nord Pool power price swaps (the "FX swaps").
Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. Certain of our alumina contracts and a substantial portion of Grundartangi’s electrical power requirements are indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of March 31, 2020 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at March 31, 2020. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$58.3	$30.9
Foreign exchange contracts (2)	—	—
Total	$58.3	$30.9

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$37.7	$45.8
Foreign exchange contracts (2)	1.6	6.5
Total	$39.3	$52.3

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, NYMEX Henry Hub natural gas price swaps, MISO Indiana Hub power price swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at March 31, 2020, refer to Note 10. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Public health pandemics, epidemics or similar public health threats, including the novel coronavirus disease (COVID-19), could have a material adverse effect on our business, outlook, financial condition, results of operations and liquidity.
Our business could be adversely affected by the recent COVID-19 pandemic or other health pandemics, epidemics or similar public health threats in the future.
Our operating results depend on the market for primary aluminum which can be volatile and subject to many factors beyond our control. While the ultimate impact of the COVID-19 pandemic on our business and the economy in general is still unknown, the virus has already disrupted the global economy and created significant volatility in the industries in which we operate. As a result, since the outbreak of COVID-19, we have seen a substantial decrease in the price of aluminum. For example, the average LME price for primary aluminum was $1,792 per tonne in 2019. The LME price for primary aluminum averaged $1,690/MT for the quarter ended March 31, 2020, and averaged $1,457/MT for April 2020. A continued deterioration in economic conditions could materially and adversely affect future demand and prices for aluminum which could have a material adverse effect on our financial condition and liquidity.
Our business also depends on the ability of our employees to travel to our aluminum smelting facilities and operate our plants. Since the outbreak of COVID-19, we have implemented several new policies and procedures to protect the health and safety of our workforce. We have restricted both personal and business travel, implemented continuous disinfecting of our workplaces, and set up employees whose jobs allow them to work remotely.  We have advised all of our employees in proper care and hygiene to prevent the spread of the virus.  While these measures serve to reduce the possibility of transmission of the virus within our workplaces, they do not assure that our employees will not contract the virus or bring it into the workplace.  Were such an event to be widespread enough, our operations could be disrupted to varying degrees up to and including a shutdown, which could have a material adverse effect on our business, outlook, financial condition, results of operations and liquidity.
The COVID-19 pandemic could also interfere with general commercial activity related to our supply chain and customer base, which could have an adverse effect on our financial condition and operational results. Our raw materials suppliers may not be available or may be delayed in shipments to us, impacting our ability to deliver to our customers, negatively impacting our operational results and financial condition. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.
The COVID-19 pandemic has also created substantial uncertainty and volatility in the financial markets which may impact our ability to access capital and the terms under which we can do so. As of March 31, 2020, we had an aggregate of approximately $382.1 million of outstanding debt, including $250.0 million aggregate principal amount of senior secured notes due June 2021 and $90.0 outstanding under our revolving credit facilities. Our U.S. revolving credit facility matures on the earlier of May 2023 or six months before the stated maturity of our outstanding senior secured notes, which based on our outstanding unsecured notes that mature on June 1, 2021, the maturity date under the facility would be December 1, 2020. Our ability to pay interest on and to repay or refinance our debt will depend upon our access to financial markets or other alternative sources of liquidity and future operating performance any of which may be negatively impacted by the effects the COVID-19 pandemic.
The severity, magnitude and duration of COVID-19 is uncertain, rapidly changing and hard to predict. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, such as the ultimate duration and scope of the outbreak, its impact on our customers and suppliers, how quickly normal economic conditions, operations, and the demand for our products can resume, and whether the pandemic leads to recessionary conditions in any of our key markets. While we expect the COVID-19 pandemic to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related impact to our business cannot be reasonably estimated at this time.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report.

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

During the quarter ended March 31, 2020, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $17 million for the quarter ended March 31, 2020.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2020 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	May 4, 2020	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2020	By:	/s/ ELISABETH INDRIANI
Elisabeth Indriani
Global Controller (Principal Accounting Officer)