Form 10-Q
period 2020-06-30
CENTURY ALUMINUM CO
filed 2020-08-06
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
(Nasdaq Global Select Market)
The registrant had 89,484,834 shares of common stock outstanding at August 5, 2020.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
NET SALES:
Related parties	$285.6	$305.0	$556.6	$616.4
Other customers	116.3	168.1	266.5	346.8
Total net sales	401.9	473.1	823.1	963.2
Cost of goods sold	414.9	477.2	831.3	980.1
Gross profit (loss)	(13.0)	(4.1)	(8.2)	(16.9)
Selling, general and administrative expenses	11.8	11.9	20.7	26.6
Other operating (income) expense - net	0.2	0.3	0.5	0.6
Operating income (loss)	(25.0)	(16.3)	(29.4)	(44.1)
Interest expense - term loan	(0.5)	(0.6)	(1.2)	(0.6)
Interest expense	(5.9)	(5.8)	(11.9)	(11.7)
Interest income	0.4	0.2	0.5	0.4
Net gain (loss) on forward and derivative contracts	3.7	6.1	7.5	0.4
Other income (expense) - net	1.3	(1.7)	3.0	(0.5)
Income (loss) before income taxes and equity in earnings of joint ventures	(26.0)	(18.1)	(31.5)	(56.1)
Income tax benefit (expense)	(0.9)	1.6	1.9	4.4
Income (loss) before equity in earnings of joint ventures	(26.9)	(16.5)	(29.6)	(51.7)
Loss on sale of BHH	—	(4.3)	—	(4.3)
Equity in earnings of joint ventures	—	0.1	—	0.7
Net income (loss)	$(26.9)	$(20.7)	$(29.6)	$(55.3)

Net income (loss) allocated to common stockholders	$(26.9)	$(20.7)	$(29.6)	$(55.3)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.30)	$(0.23)	$(0.33)	$(0.63)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	89.5	88.8	89.4	88.5
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Comprehensive income (loss):
Net income (loss)	$(26.9)	$(20.7)	$(29.6)	$(55.3)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	0.0	0.0	0.0	(0.1)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.8)	(1.3)	(1.6)	(2.5)
Amortization of net gain (loss) during the period	1.8	2.5	4.3	4.4
Other comprehensive income (loss) before income tax effect	1.0	1.2	2.7	1.8
Income tax effect	(0.3)	(0.2)	(0.6)	(0.5)
Other comprehensive income (loss)	0.7	1.0	2.1	1.3
Total comprehensive income (loss)	$(26.2)	$(19.7)	$(27.5)	$(54.0)
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$174.1	$38.9
Restricted cash	3.7	0.8
Accounts receivable - net	35.9	70.1
Due from affiliates	9.8	30.1
Inventories	275.0	320.6
Derivative assets	18.3	14.6
Prepaid and other current assets	14.6	12.2
Total current assets	531.4	487.3
Property, plant and equipment - net	919.0	949.2
Due from affiliates - less current portion	3.9	0.5
Other assets	69.7	62.7
TOTAL	$1,524.0	$1,499.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$87.7	$97.1
Due to affiliates	1.8	32.9
Accrued and other current liabilities	76.9	61.5
Accrued employee benefits costs	10.4	10.4
Hawesville term loan	20.0	20.0
U.S. revolving credit facility	45.0	4.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	249.6	233.7
Senior notes payable	249.5	249.2
Hawesville term loan - less current portion	10.0	20.0
Iceland revolving credit facility	45.0	—
Accrued pension benefits costs - less current portion	57.7	60.8
Accrued postretirement benefits costs - less current portion	99.3	100.7
Other liabilities	47.8	42.4
Leases - right of use liabilities	21.7	22.8
Deferred taxes	94.7	95.1
Total noncurrent liabilities	625.7	591.0
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	1.0	1.0
Additional paid-in capital	2,527.6	2,526.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(107.6)	(109.8)
Accumulated deficit	(1,686.0)	(1,656.4)
Total shareholders’ equity	648.7	675.0
TOTAL	$1,524.0	$1,499.7
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29.6)	$(55.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of BHH	—	4.3
Unrealized (gain) loss on derivative instruments	(3.6)	(0.8)
Lower of cost or NRV inventory adjustment	37.1	13.4
Depreciation and amortization	40.4	43.1
Other non-cash items - net	1.9	(5.1)
Change in operating assets and liabilities:
Accounts receivable - net	34.1	0.7
Due from affiliates	21.6	1.6
Inventories	8.4	(8.9)
Prepaid and other current assets	(1.1)	2.1
Accounts payable, trade	(10.0)	(23.1)
Due to affiliates	(31.0)	2.9
Accrued and other current liabilities	0.1	(1.6)
Other - net	3.3	1.1
Net cash provided by (used in) operating activities	71.6	(25.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9.6)	(23.3)
Proceeds from sales of property, plant & equipment	0.1	—
Proceeds from sale of joint venture	—	10.5
Net cash provided by (used in) investing activities	(9.5)	(12.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under term loan	—	40.0
Repayments on term loan	(10.0)	—
Borrowings under revolving credit facilities	122.4	288.2
Repayments under revolving credit facilities	(36.4)	(303.3)
Other short-term borrowings	—	3.4
Repayment on other short-term borrowings	—	(3.4)
Issuance of common stock	—	0.3
Net cash provided by (used in) financing activities	76.0	25.2
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	138.1	(13.2)
Cash, cash equivalents and restricted cash, beginning of period	39.7	39.7
Cash, cash equivalents and restricted cash, end of period	$177.8	$26.5

Supplemental Cash Flow Information:
Cash paid for:
Interest	$11.0	$10.6
Taxes	0.1	0.3
Non-cash investing activities:
Capital expenditures	0.6	2.1

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three months ended June 30, 2020
Balance, March 31, 2020	$0.0	$1.0	$2,526.6	$(86.3)	$(108.4)	$(1,659.1)	$673.8
Net income (loss)	—	—	—	—	—	(26.9)	(26.9)
Other comprehensive income (loss)	—	—	—	—	0.7	—	0.7
Share-based compensation	0.0	0.0	1.1	—	—	—	1.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, June 30, 2020	$0.0	$1.0	$2,527.6	$(86.3)	$(107.6)	$(1,686.0)	$648.7

Three Months Ended June 30, 2019
Balance, March 31, 2019	$0.0	$1.0	$2,523.3	$(86.3)	$(99.7)	$(1,610.1)	$728.1
Impact of ASU 2018-02*	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(20.7)	(20.7)
Other comprehensive income (loss)	—	—	—	—	1.0	—	1.0
Share-based compensation	—	0.0	1.0	—	—	—	1.0
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, June 30, 2019	$0.0	$1.0	$2,524.3	$(86.3)	$(98.7)	$(1,630.9)	$709.4

	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Six months ended June 30, 2020
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net income (loss)	—	—	—	—	—	(29.6)	(29.6)
Other comprehensive income (loss)	—	—	—	—	2.1	—	2.1
Share-based compensation	—	0.0	1.1	—	—	—	1.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, June 30, 2020	$0.0	$1.0	$2,527.6	$(86.3)	$(107.6)	$(1,686.0)	$648.7

Six months ended June 30, 2019
Balance, December 31, 2018	$0.0	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2
Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net income (loss)	—	—	—	—	—	(55.3)	(55.3)
Other comprehensive income (loss)	—	—	—	—	1.3	—	1.3
Share-based compensation	—	0.0	1.3	—	—	—	1.3
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, June 30, 2019	$0.0	$1.0	$2,524.3	$(86.3)	$(98.7)	$(1,630.9)	$709.4

* ASU 2018-02. See Note 7. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2020 and 2019
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
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
In March 2020, the Securities and Exchange Commission (“SEC”) issued a final rule that amends the disclosure requirements related issuers and guarantors of certain registered securities under SEC Regulation S-X Rule 3-10. The final rule allows registrants to provide alternative financial disclosures in either the registrant’s MD&A or financial statements, rather than the previous requirement under Rule 3-10, which required condensed consolidating financial information within the financial statements. It also simplifies the requirements in Rule 3-10 that currently must be met for a parent company to qualify for exceptions allowing it to provide alternative disclosures rather than full audited financial statements. The ruling also reduces the periods for which summarized financial information is required to be presented to the most recent (1) annual period and (2) year-to-date interim period. The final rule applies to annual reports on Form 10-K for fiscal years ending after January 4, 2021 and quarterly reports on Form 10-Q for quarterly periods ending after January 4, 2021 and registrants may voluntarily comply with the final rule before the effective date. The Company does not expect the future adoption, which is limited to disclosures only, to have a material effect on the Company’s consolidated financial statements.

2.Related Party Transactions
The significant related party transactions occurring during the six months ended June 30, 2020 and 2019 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of June 30, 2020, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. From time to time, Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements, certain forward financial contracts and loan agreements.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Sales to Glencore
For the three months ended June 30, 2020 and 2019, approximately 71.0% and 64.5%, respectively, of our consolidated net sales were made to Glencore, while for the six months ended June 30, 2020 and 2019, we derived 67.6% and 64.0%, respectively, of our consolidated net sales from sales to Glencore.
Glencore purchases aluminum produced at our U.S smelters at prices based on the London Metal Exchange (the "LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months and six months ended June 30, 2020, we recorded $0.9 million and $1.2 million of revenue related to alumina sales to Glencore, respectively. For the three months and six months ended June 30, 2019, we recorded $13.6 million and $21.7 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during the six months ended June 30, 2020 were priced based on published alumina and aluminum indices.
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
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales to Glencore	$285.6	$305.0	$556.6	$616.4
Purchases from Glencore	33.4	115.6	73.6	206.3
Purchases from BHH (1)	—	8.5	—	14.6
(1) We previously owned a 40% interest in Baise Haohai Carbon Co. Ltd. ("BHH") and purchased carbon anodes from them for use in our operations. Purchases represented herein were prior to the divestiture of our interest in BHH in May 2019.

3.Revenue

We disaggregate our revenue by geographical region as follows:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Net Sales	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	$247.9	$309.5	$522.0	$634.8
Iceland	154.0	163.6	301.1	328.4
Total	$401.9	$473.1	$823.1	$963.2
Trade accounts receivable - net as of June 30, 2020 decreased by $34.2 million from December 31, 2019 due to a decrease in sales resulting from lower regional premiums and realized LME prices, and timing of receivable collections.

4.Fair Value Measurements
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
The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:
•Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$162.2	$—	$—	$162.2
Trust assets (1)	0.8	—	—	0.8
Derivative instruments	—	28.5	6.1	34.6
TOTAL	$163.0	$28.5	$6.1	$197.6

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	14.2	1.5	15.7
TOTAL	$—	$14.2	$1.5	$15.7

(1) Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.
(2) Surety bonds were invested in U.S. treasury bills and represent collateral against our workers' compensation insurance policy.

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
(2) Surety bonds were invested in U.S. treasury bills and represent collateral against our workers' compensation insurance policy.
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
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:
Asset / Liability	Fair Value at June 30, 2020	Valuation Technique	Observable Inputs	Significant Unobservable Input	Value/Range of Unobservable Input
LME forward financial sales contracts	$6.1	Discounted cash flows	Quoted LME forward market prices	Discount rate (1)	10.00%
Contingent obligation	$—	Discounted cash flows	Quoted LME forward market prices	Management's estimates of the LME forward market price beyond the quoted periods (2)	$1,594/T-$2,179/T
Hawesville L4 power price swaps	$(1.5)	Discounted cash flows	Quoted Indy Hub forward market prices	Estimates of locational margin prices during contract term in megawatt hours (MWh) (3)	$0.52/MWh
(1) Represents risk adjusted discount rate.
(2) Represents the range of estimated forward LME prices of primary aluminum through the term of the agreement in December 2028.
(3) Represents historical average of locational margin prices in the past three years.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Level 3 Assets	Level 3 Liabilities
For the three months ended June 30, 2020	LME forward financial sales contracts	Hawesville L4 power price swaps
Balance as of April 1, 2020	$7.8	$(3.2)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	(1.7)	0.0
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	1.7
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance as of June 30, 2020	$6.1	$(1.5)

Change in unrealized gains (losses) (1)	$(1.7)	$1.7

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

For the three months ended June 30, 2019	Level 3 Assets		Level 3 Liabilities
	Nord Pool power price swaps	U.S. LME forward financial sales contracts	Hawesville L4 Power Price Swaps	Iceland LME forward financial sales contracts	MWP forward financial sales contracts	FX Swaps
Balance as of April 1, 2019	$3.7	$(1.8)	$—	$(0.3)	$(0.9)	$(0.6)
Total realized/unrealized gains (losses)
Included in Net Income (2)	—	8.7	—	—	—	—
Purchases, sales, settlements
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	(2.7)	—	—	—
Transfers out of Level 3	(3.7)	—	—	0.3	0.9	0.6
Balance as of June 30, 2019	$—	$6.9	$(2.7)	$—	$—	$—

Change in unrealized gains (losses) (2)	$—	$8.7	$(2.7)	$—	$—	$—
(1) Transfer into Level 3 resulting from derivative contracts entered into during the second quarter of 2019.
(2) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."

	Level 3 Assets	Level 3 Liabilities
For the six months ended June 30, 2020	LME forward financial sales contracts	Hawesville L4 power price swaps
Balance as of January 1, 2020	$10.6	$(2.9)
Total realized/unrealized gains (losses)
Included in net income (loss) (2)	5.0	(1.4)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	2.8
Transfers into Level 3	—	—
Transfers out of Level 3 (1)	(9.5)	—
Balance as of June 30, 2020	$6.1	$(1.5)

Change in unrealized gains (losses) (2)	$5.0	$1.4

(1) Transfer out of Level 3 due to period of time remaining in derivative contract.
(2) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

For the six months ended June 30, 2019	Level 3 Assets		Level 3 Liabilities
	Nord Pool power price swaps	US LME forward financial sales contracts	Hawesville L4 Power Price Swaps	Iceland LME forward financial sales contracts	FX Swaps
Balance as of January 1, 2019	$4.7	$0.3	$—	$(0.2)	$(0.3)
Total realized/unrealized gains (losses)
Included in Net Income (2)	(1.0)	6.8	—	(0.1)	(0.3)
Purchases, sales, settlements
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3 (1)	—	(0.2)	(2.7)	—	—
Transfers out of Level 3	(3.7)	—	—	0.3	0.6
Balance as of June 30, 2019	$—	$6.9	$(2.7)	$—	$—

Change in unrealized gains (losses) (2)	$(1.0)	$6.6	$(2.7)	$(0.1)	$(0.3)
(1) Transfer into Level 3 resulting from derivative contracts entered into during the first six months of 2019.
(2) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts".

5. Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive securities.
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended June 30,
	2020			2019
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(26.9)			$(20.7)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(26.9)	89.5	$(0.30)	$(20.7)	88.8	$(0.23)

	For the six months ended June 30,
	2020			2019
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(29.6)			$(55.3)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(29.6)	89.4	$(0.33)	$(55.3)	88.5	$(0.63)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2020	2019	2020	2019
Share-based compensation	0.6	0.7	0.7	0.6
(1) In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
6.Shareholders’ Equity
Common Stock
As of June 30, 2020 and December 31, 2019, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 96,671,355 shares were issued and 89,484,834 shares were outstanding at June 30, 2020; 96,372,182 shares were issued and 89,185,661 shares were outstanding at December 31, 2019.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of June 30, 2020 and December 31, 2019, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At June 30, 2020 and December 31, 2019, there were 66,039 and 67,323 shares of Series A Convertible Preferred Stock outstanding, respectively.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the six months ended June 30, 2020 and 2019.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2019	67,323	7,186,521	89,185,661
Conversion of convertible preferred stock	(1,284)	—	128,389
Issuance for share-based compensation plans	—	—	170,784
Ending balance as of June 30, 2020	66,039	7,186,521	89,484,834

Beginning balance as of December 31, 2018	71,967	7,186,521	88,103,440
Conversion of convertible preferred stock	(3,392)	—	339,166
Issuance for share-based compensation plans	—	—	451,161
Ending balance as of June 30, 2019	68,575	7,186,521	88,893,767
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of June 30, 2020.

7. Income Taxes
We recorded an income tax expense of $0.9 million and tax benefit of $1.6 million for the three months ended June 30, 2020 and 2019, respectively. The change is primarily due to improved operational results from foreign operations in the current quarter. For the six months ended June 30, 2020 and 2019, we recorded an income tax benefit of $1.9 million and $4.4 million, respectively, which is primarily the result of overall losses from our foreign operations.
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
As of June 30, 2020, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the coronavirus ("COVID-19") pandemic. The CARES Act is aimed at providing assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We continue to analyze the various aspects of the CARES Act to determine the impact specific provisions may have on us and our operations. As of June 30, 2020, Century does not expect to record material benefits from the CARES Act.

8. Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$81.8	$101.3
Work-in-process	32.2	44.1
Finished goods	26.1	34.3
Operating and other supplies	134.9	140.9
Total inventories	$275.0	$320.6
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

9.Debt

	June 30, 2020	December 31, 2019
Debt classified as current liabilities:
Hawesville Term Loan - current portion(1)	$20.0	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility(3)	45.0	4.0
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	45.0	—
7.5% senior secured notes due June 2021, net of debt discount of $0.5 million and $0.8 million, respectively, interest payable semiannually (5)	249.5	249.2
Hawesville Term Loan - less current portion(1), principal and interest payable monthly	10.0	20.0
Total	$377.3	$301.0

(1) See "Hawesville Term Loan" below. At June 30, 2020, the applicable interest rate was LIBOR of 0.4% plus margin of 5.375% and there is no interest payable outstanding. As of June 30, 2020, we have made $10.0 million of principal payments and $1.2 million of interest payments.
(2) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2020 was 0.39%.
(3) We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement. The interest rate at June 30, 2020 was 2.5%.
(4) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2020 was 3.8%.
(5) Due to the refinancing with the 2025 Notes noted below, the 2021 Notes is presented as non-current liability on the Consolidated Balance Sheets.

7.5% Notes due 2021
General. In June 2013, we issued $250.0 million of 7.5% Notes due June 2021 (the "2021 Notes") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The 2021 Notes accrued interest at a rate of 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year.
Fair Value.  Fair value for the 2021 Notes, based on the available trading data, was $250.5 million and $244.2 million, as of June 30, 2020 and December 31, 2019, respectively.  Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

As disclosed in Note 15. Subsequent Events, on July 1, 2020, we issued $250.0 million in aggregate principal amount of senior secured notes due 2025 (the "2025 Notes"). The 2025 Notes bear interest semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of (i) 10.00% per annum in cash and (ii) 2.00% per annum in the form of additional notes or in cash, at Century's option. In connection with the offering of the 2025 Notes, we also commenced a cash tender offer to purchase at par any and all of our outstanding 2021 Notes.

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries ("the Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (the "U.S. revolving credit facility"). The U.S. revolving credit facility provides for borrowings of up to $175.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. In connection with the offering of the 2025 Notes, on June 17, 2020, we entered into Amendment No.1 to our U.S. revolving credit facility extending the maturity date of the U.S. revolving credit facility to May 16, 2023. Amendment No.1 became effective on July 1, 2020, upon the closing of the offering of the 2025 Notes.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At June 30, 2020, there were $45.0 million in outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty. The U.S revolving credit facility contains a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S revolving credit facility is less than or equal to the lower of $17.5 million or 10% of the borrowing base but not less than $12.5 million. As of June 30, 2020, we were in compliance with all such covenants or maintained availability above such covenant triggers.

Status of our U.S. revolving credit facility:	June 30, 2020
Credit facility maximum amount	$175.0
Borrowing availability	106.2
Outstanding letters of credit issued	42.9
Outstanding borrowings	45.0
Borrowing availability, net of outstanding letters of credit and borrowings	18.3
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). At June 30, 2020, there were $45.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2022. Principal payments, if any, are due upon maturity of the Iceland revolving credit facility and may be prepaid without penalty.

Status of our Iceland revolving credit facility:	June 30, 2020
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	45.0
Borrowing availability, net of borrowings	5.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

10.Commitments and Contingencies
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of June 30, 2020, $2.0 million was recorded in other current liabilities and $9.1 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the six month periods ended June 30, 2020 and 2019. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 67% of our total workforce.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	June 30, 2020	December 31, 2019
Defined benefit plan liabilities	$(113.1)	$(115.9)
Unrealized gain (loss) on financial instruments	2.2	2.3
Other comprehensive loss before income tax effect	(110.9)	(113.6)
Income tax effect (1)	3.3	3.8
Accumulated other comprehensive loss	$(107.6)	$(109.8)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2020	December 31, 2019
Defined benefit plan liabilities	$3.7	$4.3
Unrealized loss on financial instruments	(0.4)	(0.4)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, April 1, 2020	$(110.3)	$1.9	$(108.4)
Net amount reclassified to net income (loss)	0.8	—	0.8
Balance, June 30, 2020	$(109.5)	$1.9	$(107.6)

Balance, April 1, 2019	$(101.7)	$2.0	$(99.7)
Net amount reclassified to net income	1.0	0.0	1.0
Balance, June 30, 2019	$(100.7)	$2.0	$(98.7)

Balance, December 31, 2019	$(111.7)	$1.9	$(109.8)
Net amount reclassified to net loss	2.2	0.0	2.2
Balance, June 30, 2020	$(109.5)	$1.9	$(107.6)

Balance, December 31, 2018	$(100.7)	$2.0	$(98.7)
Impact of ASU 2018-02 (1)	(1.3)	—	(1.3)
Net amount reclassified to net income (loss)	1.3	(0.1)	1.3
Balance, June 30, 2019	$(100.7)	$2.0	$(98.7)
(1) ASU 2018-02. See Note 7. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended June 30,		Six months ended June 30,
AOCL Components	Location	2020	2019	2020	2019
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.4	$0.3	$1.5	$0.9
	Selling, general and administrative expenses	0.2	(0.2)	0.4	(0.6)
	Other operating expense, net	0.5	1.2	0.9	1.5
	Income tax effect	(0.3)	(0.3)	(0.6)	(0.5)
	Net of tax	$0.8	$1.0	$2.2	$1.3

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0	$0.0	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$0.0	$0.0	$0.0	$(0.1)
12. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$1.1	$0.5	$2.4	$1.5
Interest cost	2.8	3.4	5.6	6.7
Expected return on plan assets	(5.2)	(4.3)	(10.3)	(9.1)
Amortization of prior service costs	0.0	0.5	0.0	0.5
Amortization of net loss	1.8	2.2	3.3	3.3
Net periodic benefit cost	$0.5	$2.3	$1.0	$2.9

	Other Postretirement Benefits ("OPEB")
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$0.1	$0.7	$0.2	$0.7
Interest cost	0.7	1.2	1.5	2.3
Amortization of prior service cost	(0.8)	(1.8)	(1.6)	(3.1)
Amortization of net loss	0.1	0.4	1.1	1.1
Net periodic benefit cost	$0.1	$0.5	$1.2	$1.0
13. Derivatives
As of June 30, 2020, we had an open position of 104,740 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 151,500 tonnes related to Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle through December 2021. We have also entered into LME and MWP financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers (“fixed for floating swaps”) to remain exposed to the LME and MWP aluminum prices. As of June 30, 2020, we had an open position related to such arrangements of 14,596 tonnes that will settle at various dates through October 2021.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

We have entered into financial contracts to fix the forward price for power related to the expected production of Line 4 at Hawesville for the period of January 2020 through December 2020 ("Hawesville L4 power price swaps"). As of June 30, 2020, we had an open position of 395,280 MWh. The Hawesville L4 power price swaps are expected to settle monthly through December 2020.
We have entered into financial contracts to hedge a portion of our exposure at our U.S operations to the MISO Indiana Hub (“MISO Indiana Hub power price swaps”) and the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”). The natural gas volume is measured per million British Thermal Units ("mmBTU"). As of June 30, 2020, we had an open position of 1,170,000 mmBTU related to the NYMEX Henry Hub natural gas price swaps and an open position of 735,660 MWh related to the MISO Indiana Hub power price swaps. Both the NYMEX Henry Hub natural gas price swaps and MISO Indiana power price swaps are expected to settle monthly through September 2020.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of June 30, 2020, we had an open position of 1,340,992 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2021. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of June 30, 2020, we had an open position related to the FX swaps of €35.6 million that will settle monthly through December 2021.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of June 30, 2020 and December 31, 2019, respectively:

	Asset Fair Value
	June 30, 2020	December 31, 2019
Commodity contracts (1)	$34.6	$19.7
Foreign exchange contracts (2)	—	—
Total	$34.6	$19.7

	Liability Fair Value
	June 30, 2020	December 31, 2019
Commodity contracts (1)	$15.3	$3.6
Foreign exchange contracts (2)	0.4	0.6
Total	$15.7	$4.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, NYMEX Henry Hub natural gas price swaps, MISO Indiana Hub power price swaps, and Nord Pool power price swaps. At June 30, 2020 and December 31, 2019, $1.5 million and $0.2 million of Due from affiliates and $3.9 million and $0.5 million of Due from affiliates - less current portion, respectively, is related to commodity contract assets with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Commodity contracts(3)	$2.9	$6.1	$11.8	$0.6
Foreign exchange contracts	0.8	0.0	(4.3)	(0.2)
Total	$3.7	$6.1	$7.5	$0.4
(3) For the three months ended June 30, 2020 and 2019, $(7.9) million and $1.8 million of the net (loss) gain, respectively, was with Glencore. For the six months ended June 30, 2020 and 2019, $4.7 million and $0.8 million of net (loss) gain, respectively, was with Glencore.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)
14.Condensed Consolidating Financial Information
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
The following summarized condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, condensed consolidating balance sheets as of June 30, 2020 and December 31, 2019 and the condensed consolidating statements of cash flows for the six months ended June 30, 2020 and 2019 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$156.2	$129.4	$—	$285.6
Other customers	—	91.5	24.8	—	116.3
Total net sales	—	247.7	154.2	—	401.9
Cost of goods sold	—	266.3	148.6	—	414.9
Gross profit (loss)	—	(18.6)	5.6	—	(13.0)
Selling, general and administrative expenses	11.5	—	0.3	—	11.8
Other operating (income) expense - net	—	—	0.2	—	0.2
Operating income (loss)	(11.5)	(18.6)	5.1	—	(25.0)
Interest expense - term loan	(0.5)	—	—	—	(0.5)
Interest expense	(5.4)	(0.4)	(0.1)	—	(5.9)
Intercompany interest	8.1	2.7	(10.8)	—	—
Interest income	0.3	—	0.1	—	0.4
Net gain (loss) on forward and derivative contracts	(1.9)	0.3	5.3	—	3.7
Other income (expense) - net	(0.2)	0.8	0.7	—	1.3
Income (loss) before income taxes and equity in earnings of joint ventures	(11.1)	(15.2)	0.3	—	(26.0)
Income tax benefit (expense)	0.5	—	(1.4)	—	(0.9)
Income (loss) before equity in earnings of joint ventures	(10.6)	(15.2)	(1.1)	—	(26.9)
Equity in earnings (loss) of joint ventures	(16.3)	1.9	—	14.4	0.0
Net income (loss)	(26.9)	(13.3)	(1.1)	14.4	(26.9)
Other comprehensive income before income tax effect	1.0	0.4	0.5	(0.9)	1.0
Income tax effect	(0.3)	—	—	—	(0.3)
Other comprehensive income	0.7	0.4	0.5	(0.9)	0.7
Total comprehensive income (loss)	$(26.2)	$(12.9)	$(0.6)	$13.5	$(26.2)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$147.4	$157.6	$—	$305.0
Other customers	—	162.2	5.9	—	168.1
Total net sales	—	309.6	163.5	—	473.1
Cost of goods sold	—	306.0	171.2	—	477.2
Gross profit (loss)	—	3.6	(7.7)	—	(4.1)
Selling, general and administrative expenses	11.5	—	0.4	—	11.9
Other operating (income) expense - net	—	—	0.3	—	0.3
Operating income (loss)	(11.5)	3.6	(8.4)	—	(16.3)
Interest expense - term loan	(0.6)	—	—	—	(0.6)
Interest expense	(5.3)	(0.4)	(0.1)	—	(5.8)
Intercompany interest	8.7	2.5	(11.2)	—	—
Interest income	0.1	—	0.1	—	0.2
Net gain (loss) on forward and derivative contracts	4.8	0.3	1.0	—	6.1
Other income (expense) - net	—	(1.3)	(0.4)	—	(1.7)
Income (loss) before income taxes and equity in earnings of joint ventures	(3.8)	4.7	(19.0)	—	(18.1)
Income tax (expense) benefit	(0.1)	—	1.7	—	1.6
Income (loss) before equity in earnings of joint ventures	(3.9)	4.7	(17.3)	—	(16.5)
Loss on Sale of BHH	—	—	(4.3)		(4.3)
Equity in earnings (loss) of joint ventures	(16.8)	(0.6)	0.1	17.4	0.1
Net income (loss)	(20.7)	4.1	(21.5)	17.4	(20.7)
Other comprehensive income (loss) before income tax effect	1.2	0.3	1.2	(1.5)	1.2
Income tax effect	(0.2)	—	—	—	(0.2)
Other comprehensive income	1.0	0.3	1.2	(1.5)	1.0
Total comprehensive income (loss)	$(19.7)	$4.4	$(20.3)	$15.9	$(19.7)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$304.1	$252.5	$—	$556.6
Other customers	—	217.8	48.7	—	266.5
Total net sales	—	521.9	301.2	—	823.1
Cost of goods sold	—	547.3	284.0	—	831.3
Gross profit (loss)	—	(25.4)	17.2	—	(8.2)
Selling, general and administrative expenses	19.9	—	0.8	—	20.7
Other operating (income) expense - net	—	—	0.5	—	0.5
Operating income (loss)	(19.9)	(25.4)	15.9	—	(29.4)
Interest expense - term loan	(1.2)	—	—	—	(1.2)
Interest expense	(10.5)	(0.8)	(0.6)	—	(11.9)
Intercompany interest	16.5	5.4	(21.9)	—	—
Interest income	0.3	—	0.2	—	0.5
Net gain (loss) on forward and derivative contracts	30.7	0.7	(23.9)	—	7.5
Other income (expense) - net	0.2	0.6	2.2	—	3.0
Income (loss) before income taxes and equity in earnings of joint ventures	16.1	(19.5)	(28.1)	—	(31.5)
Income tax benefit (expense)	1.0	—	0.9	—	1.9
Income (loss) before equity in earnings of joint ventures	17.1	(19.5)	(27.2)	—	(29.6)
Equity in earnings (loss) of joint ventures	(46.7)	2.4	—	44.3	0.0
Net income (loss)	(29.6)	(17.1)	(27.2)	44.3	(29.6)
Other comprehensive income before income tax effect	2.7	1.5	0.9	(2.4)	2.7
Income tax effect	(0.6)	—	—	—	(0.6)
Other comprehensive income	2.1	1.5	0.9	(2.4)	2.1
Total comprehensive income (loss)	$(27.5)	$(15.6)	$(26.3)	$41.9	$(27.5)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$299.9	$316.5	$—	$616.4
Other customers	—	334.9	11.9	—	346.8
Total net sales	—	634.8	328.4	—	963.2
Cost of goods sold	—	633.2	346.9	—	980.1
Gross profit (loss)	—	1.6	(18.5)	—	(16.9)
Selling, general and administrative expenses	25.6	—	1.0	—	26.6
Other operating (income) expense - net	—	—	0.6	—	0.6
Operating income (loss)	(25.6)	1.6	(20.1)	—	(44.1)
Interest expense - term loan	(0.6)	—	—	—	(0.6)
Interest expense	(10.8)	(0.8)	(0.1)	—	(11.7)
Intercompany interest	17.4	5.0	(22.4)	—	—
Interest income	0.1	—	0.3	—	0.4
Net gain (loss) on forward and derivative contracts	0.1	0.7	(0.4)	—	0.4
Other income (expense) - net	0.9	(1.9)	0.5	—	(0.5)
Income (loss) before income taxes and equity in earnings of joint ventures	(18.5)	4.6	(42.2)	—	(56.1)
Income tax benefit (expense)	0.9	—	3.5	—	4.4
Income (loss) before equity in earnings of joint ventures	(17.6)	4.6	(38.7)	—	(51.7)
Loss on sale of BHH	—	—	(4.3)	—	(4.3)
Equity in earnings (loss) of joint ventures	(37.7)	(0.3)	0.7	38.0	0.7
Net income (loss)	(55.3)	4.3	(42.3)	38.0	(55.3)
Other comprehensive income before income tax effect	1.8	0.9	1.5	(2.4)	1.8
Income tax effect	(0.5)	—	—	—	(0.5)
Other comprehensive income	1.3	0.9	1.5	(2.4)	1.3
Total comprehensive income (loss)	$(54.0)	$5.2	$(40.8)	$35.6	$(54.0)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheets
As of June 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$103.7	$0.2	$70.2	$—	$174.1
Restricted cash	—	1.8	1.9	—	3.7
Accounts receivable - net	3.6	31.4	0.9	—	35.9
Due from affiliates	1.9	7.5	0.4	—	9.8
Inventories	—	168.7	106.3	—	275.0
Derivative Assets	18.3	—	—	—	18.3
Prepaid and other current assets	4.5	1.0	9.1	—	14.6
Total current assets	132.0	210.6	188.8	—	531.4
Property, plant and equipment - net	15.7	327.7	575.6	—	919.0
Investment in subsidiaries	568.3	65.1	—	(633.4)	—
Due from affiliates - less current portion	736.2	599.6	5.3	(1,337.2)	3.9
Other assets	48.1	3.7	17.9	—	69.7
TOTAL	$1,500.3	$1,206.7	$787.6	$(1,970.6)	$1,524.0

Accounts payable, trade	$2.5	$62.2	$23.0	$—	$87.7
Due to affiliates	—	1.8	—	—	1.8
Accrued and other current liabilities	26.2	22.6	28.1	—	76.9
Accrued employee benefits costs	1.9	7.7	0.8	—	10.4
Term loan - current	20.0	—	—	—	20.0
U.S revolving credit facility	45.0	—	—	—	45.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	95.6	102.1	51.9	—	249.6
Senior notes payable	249.5	—	—	—	249.5
Term loan - less current portion	10.0	—	—	—	10.0
Iceland revolving credit facility	—	—	45.0	—	45.0
Accrued pension benefits costs - less current portion	24.4	26.0	7.3	—	57.7
Accrued postretirement benefits costs - less current portion	1.0	96.5	1.8	—	99.3
Due to affiliates - long term	459.5	320.0	557.7	(1,337.2)	—
Other liabilities	6.3	23.9	17.6	—	47.8
Leases - right of use liabilities	5.3	0.0	16.4	—	21.7
Deferred taxes	—	0.3	94.4	—	94.7
Total noncurrent liabilities	756.0	466.7	740.2	(1,337.2)	625.7
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	—	—	1.0
Other shareholders' equity	647.7	637.9	(4.5)	(633.4)	647.7
Total shareholders' equity	648.7	637.9	(4.5)	(633.4)	648.7
TOTAL	$1,500.3	$1,206.7	$787.6	$(1,970.6)	$1,524.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheets
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(21.6)	$66.8	$26.4	$—	$71.6
Purchase of property, plant and equipment	(0.5)	(8.3)	(0.8)	—	(9.6)
Proceeds from sale of property, plant, and equipment	—	—	0.1	—	0.1
Intercompany transactions	38.4	(56.3)	(0.2)	18.1	—
Net cash provided by (used in) investing activities	37.9	(64.6)	(0.9)	18.1	(9.5)
Repayments on term loan	(10.0)	—	—	—	(10.0)
Borrowings under revolving credit facilities	77.4	—	45.0	—	122.4
Repayments under revolving credit facilities	(36.4)	—	—	—	(36.4)
Intercompany transactions	56.1	(1.1)	(36.9)	(18.1)	—
Net cash provided by (used in) financing activities	87.1	(1.1)	8.1	(18.1)	76.0
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	103.4	1.1	33.6	—	138.1
Cash, cash equivalents and restricted cash, beginning of period	0.3	0.9	38.5	—	39.7
Cash, cash equivalents and restricted cash, end of period	$103.7	$2.0	$72.1	$—	$177.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(35.6)	$(1.1)	$11.1	$—	$(25.6)
Purchase of property, plant and equipment	(0.6)	(12.2)	(10.5)	—	(23.3)
Proceeds from sale of joint venture	—	—	10.5	—	10.5
Intercompany transactions	(22.2)	(33.6)	0.2	55.6	—
Net cash provided by (used in) investing activities	(22.8)	(45.8)	0.2	55.6	(12.8)
Borrowing under term loan	40.0	—	—	—	40.0
Borrowings under revolving credit facilities	288.2	—	—	—	288.2
Repayments under revolving credit facilities	(303.3)	—	—	—	(303.3)
Other short term borrowings	3.4	—	—	—	3.4
Repayment on other short term borrowings	(3.4)	—	—	—	(3.4)
Issuance of common stock	0.3	—	—	—	0.3
Intercompany transactions	33.7	46.8	(24.9)	(55.6)	—
Net cash provided by (used in) financing activities	58.9	46.8	(24.9)	(55.6)	25.2
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.5	(0.1)	(13.6)	—	(13.2)
Cash, cash equivalents and restricted cash, beginning of period	0.1	0.8	38.8	—	39.7
Cash, cash equivalents and restricted cash, end of period	$0.6	$0.7	$25.2	$—	$26.5

15. Subsequent Events

On July 1, 2020, we completed our offering of $250 million aggregate principal amount of the 2025 Notes. The 2025 Notes bear interest semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of (i) 10.00% per annum in cash and (ii) 2.00% per annum in the form of additional notes or in cash, at our option.
Concurrently with the closing of the issuance of the 2025 Notes, on July 1, 2020, (i) the maturity date of our U.S. revolving credit facility was extended to May 16, 2023; (ii) we purchased at par $243,690,000 in aggregate principal amount of the 2021 Notes pursuant to a tender offer commenced in connection with the offering; and (iii) we notified the holders of all outstanding 2021 Notes that were not purchased in the tender offer of our election to redeem all such remaining 2021 Notes on July 31, 2020, and deposited with the trustee under the indenture governing the 2021 Notes an amount sufficient to fund the full redemption of the remaining 2021 Notes and discharge our obligations with respect thereto. We applied the net proceeds from the offering of the 2025 Notes described above, together with cash on hand, toward payment of the total consideration amount

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)
to holders whose 2021 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2021 Notes, which were redeemed on July 31, 2020.
Based on the characteristics of the 2021 Notes and the 2025 Notes that were issued, the tender and redemption of the 2021 Notes would be accounted for as an extinguishment of the debt. Accordingly, we expect to record a loss on early extinguishment of debt in the third quarter of 2020, consisting of the write-off of deferred financing costs and the debt discount associated with the 2021 Notes, as well as the tender fees paid as part of the tender offer.

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
Forward-looking statements in this quarterly report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), for example, may include statements regarding:

•The future financial and operating performance of the Company and its subsidiaries, including financial and operating estimates or projections from the restart of curtailed capacity, as a result of future aluminum or raw material costs or otherwise;
•Our assessment of the aluminum market and aluminum prices (including premiums);
•Our assessment of alumina pricing and costs associated with our other key raw materials, including power;
•Our ability to successfully manage market risk and to control or reduce costs;
•Our plans and expectations with respect to future operations, including any plans and expectations to curtail or restart production;
•Our plans and ability to bring our Hawesville smelter back to full production and expectations as to the costs and benefits associated with this project, including expected incremental production or earnings and cash flow as well as benefits from investments in new technology and other production improvements;
•Our ability to successfully obtain long-term competitive power arrangements for our operations, including at Mt. Holly, and the potential benefits we may receive or potential detriments we may incur if we are or are not successful in such efforts;
•Our assessment of global and local financial and economic conditions;
•The impact of Section 232 relief, including tariffs or other trade remedies, the extent to which any such remedies may be changed, including through exclusions or exemptions, and the duration of any trade remedy;
•The impact of any new or changed law, regulation, including, without limitation, sanctions or other similar remedies or restrictions;
•Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets and liabilities;
•Our ability to access existing or future financing arrangements and the terms of any such future financing arrangements;
•Our ability to repay or refinance debt in the future;
•Our ability to recover losses from our insurance;
•Estimates of our pension and other postretirement liabilities, legal and environmental liabilities and other contingent liabilities;
•Our assessment of any future tax audits or insurance claims and their respective outcomes;
•Negotiations with labor unions;
•The impact of the continuously evolving COVID-19 pandemic, including any possible impact on our business, operations, financial condition, results of operation, global supply chains or workforce;
•Our assessment of any information technology-related risks, including the risk from cyberattack or data security breaches; and
•Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.

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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flow from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 75% of our cost of goods sold; and
•our production volume.
Recent Developments
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe and, in March 2020, was recognized as a pandemic by the World Health Organization. As of the date of this filing, COVID-19 continues to spread in the United States and within other major economies across the world.
While the ultimate impact of the COVID-19 pandemic is still unknown, the pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restriction on travel and the imposition of stay-at-home or remote-work conditions and has otherwise caused consumers and businesses to reduce their activities and their spending. These restrictions and reductions in activities associated with the virus have in turn caused a slowdown of the global economy and resulted in lower prices for our products. For example, the average LME price for primary aluminum has fallen from an average of $1,792 per tonne in 2019 to $1,494 per tonne for the three months ended June 30, 2020 and $1,592 per tonne for the six months ended June 30, 2020. While we have recently seen some improvement in the LME price for aluminum, averaging $1,639 per tonne for July 2020, because we sell our product on a one- to three-month lag to current prices, the impact of the decline in prices on our financial results will continue to be reflected in future periods. Decreases in the prices of our products have been partially offset by decreases in the prices of our key cost inputs; however, decreases in aluminum prices also negatively impact our liquidity by lowering our borrowing availability under our U.S. revolving credit facility (due to a lower market value of our inventory and accounts receivable).
In response to the pandemic, we have taken a number of actions to protect the health and well-being of our employees and to prevent the spread of COVID-19 within our operations. Our plants have not experienced any disruption in operations as a result of the pandemic, and we continue to sell all of our metal essentially as it is cast. We have not experienced material customer cancellations and do not currently expect a build-up of inventory in future periods; however, changes in product mix have had and will continue to have an impact on the average product premium received for our products as compared to prior periods.
In addition to the efforts noted above, we have also taken actions to mitigate the financial impact of the pandemic. Such actions include reducing discretionary spending, optimizing working capital and deferring non-essential capital projects. To preserve liquidity, in March 2020, we drew down a total of $90.0 million under our U.S. and Iceland revolving credit facilities, the proceeds of which, are available, if needed, for working capital, general corporate or other purposes. We have also effectively extended the maturities of our principal debt obligations. On July 1, 2020, we issued $250.0 million in aggregate principal amount of senior secured notes due 2025 (the "2025 Notes"), and used the proceeds, together with cash on hand, to purchase all 2021 Notes tendered in a tender offer and to redeem all 2021 Notes that were not tendered. In connection with the offering of the 2025 Notes, we also entered into Amendment No.1 to our U.S. revolving credit facility extending the maturity date to May 16, 2023.
The ultimate extent of the effects of the COVID-19 pandemic on our business, results of operations and financial performance is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time. Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A. Risk Factors of our quarterly reports on Form 10-Q for additional information.

Results of Operations
The following discussion for the three and six months ended June 30, 2020 reflects restart activity at Hawesville and no change in production capacities at our other operating facilities.
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
NET SALES:
Related parties	$285.6	$305.0	$556.6	$616.4
Other customers	116.3	168.1	266.5	346.8
Total net sales	401.9	473.1	823.1	963.2
Gross profit (loss)	(13.0)	(4.1)	(8.2)	(16.9)
Net income (loss)	(26.9)	(20.7)	(29.6)	(55.3)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.30)	$(0.23)	$(0.33)	$(0.63)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2020
2nd Quarter	130,645	$246.6	79,664	$145.9	210,309	$392.5
1st Quarter	129,114	$273.8	73,791	$141.0	202,905	$414.8
Total	259,759	$520.4	153,455	$286.9	413,214	$807.3

2019
2nd Quarter	125,154	$295.0	78,226	$157.7	203,380	$452.7
1st Quarter	130,043	$313.3	76,408	$159.3	206,451	$472.6
Total	255,197	$608.3	154,634	$317.0	409,831	$925.3
        (1) Excludes scrap aluminum and alumina sales.

Net sales (in millions)	2020	2019
Three months ended June 30,	$401.9	$473.1
Six months ended June 30,	$823.1	$963.2

Net sales decreased by $71.2 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $66.3 million.

Net sales decreased by $140.1 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $110.3 million.

Gross profit (loss) (in millions)	2020	2019
Three months ended June 30,	$(13.0)	$(4.1)
Six months ended June 30,	$(8.2)	$(16.9)
Gross loss increased by $8.9 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to unfavorable LME and regional premium price realizations of $66.3 million, partially offset by favorable raw material and power price realizations of $44.4 million and $16.8 million, respectively.

Gross loss for the six months ended June 30, 2020 decreased by $8.7 million compared to the same period in 2019 primarily due to favorable raw material and power price realizations of $91.6 million and $31.9 million, respectively. The favorable impacts were partially offset by unfavorable LME and regional premium price realizations of $110.3 million.

Selling, general and administrative expenses (in millions)	2020	2019
Three months ended June 30,	$11.8	$11.9
Six months ended June 30,	$20.7	$26.6

Selling, general and administrative expenses were flat for the three months ended June 30, 2020 compared to the same period in 2019.

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased by $5.9 million compared to the same period in 2019 primarily driven by a decrease in compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2020	2019
Three months ended June 30,	$3.7	$6.1
Six months ended June 30,	$7.5	$0.4

For the three months ended June 30, 2020, net gain on forward and derivative contracts decreased by $2.4 million compared to that for the three months ended June 30, 2019. The period to period change is primarily due to increases in LME and MWP prices from March 31, 2020 to June 30, 2020, as compared to those from March 31, 2019 to June 30, 2019.

For the six months ended June 30, 2020, net gain on our forward and derivative contracts increased by $7.1 million compared to that for the six months ended June 30, 2019. The increase in gain relates to the impact of decreases in LME, offset by decrease in Nord Pool prices during the first six months of 2020.

Income tax benefit (expense) (in millions)	2020	2019
Three months ended June 30,	$(0.9)	$1.6
Six months ended June 30,	$1.9	$4.4
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of June 30, 2020, we had cash and cash equivalents of approximately $174.1 million and unused availability under our revolving credit facilities of $23.3 million, resulting in a total liquidity position of approximately $197.4 million.
Adverse changes in the price of aluminum or our principal costs of production could materially impact our ability to generate and raise cash. Furthermore, the COVID-19 pandemic could continue to impact the economy which may impact the price of our products as well as our ability to access capital and/or the terms under which we can do so. As noted above, we have taken preemptive action to preserve our liquidity and manage our cash flow. Such actions include reducing discretionary spending, optimizing working capital and deferring non-essential capital projects. To preserve liquidity, in March 2020, we drew down a total of $90.0 million under our U.S. and Iceland revolving credit facilities, the proceeds of which, are available, if needed, for working capital, general corporate or other purposes. We have also effectively extended the maturities of our principal debt obligations. On July 1, 2020, we issued $250.0 million in aggregate principal amount of our 2025 Notes and used the proceeds, together with cash on hand, to purchase all 2021 Notes tendered in a tender offer and to redeem all 2021 Notes that were not tendered. In connection with the offering of the 2025 Notes, we also entered into Amendment No.1 to our U.S. revolving credit facility extending the maturity date to May 16, 2023. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A. Risk Factors of our quarterly report on Form 10-Q for the three months ended March 31, 2020 for additional information.

Available Cash
Our available cash and cash equivalents balance at June 30, 2020 was $174.1 million compared to $38.9 million at December 31, 2019.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Six months ended June 30,
	2020	2019
	(in millions)
Net cash provided by (used in) operating activities	$71.6	$(25.6)
Net cash provided by (used in) investing activities	(9.5)	(12.8)
Net cash provided by (used in) financing activities	76.0	25.2
Change in cash, cash equivalents and restricted cash	$138.1	$(13.2)

The increase in net cash provided by operating activities was primarily driven by a decrease in net loss and improvements in working capital. The improvements in working capital were primarily attributable to lower raw material prices, timing of raw material receipts and the timing of trade receivable collection.

The decrease in net cash used in investing activities was primarily due to higher spending on capital projects during the six months ended June 30, 2019, driven by the Vlissingen furnace rebuild project, as compared to the six months ended June 30, 2020.

The increase in net cash provided by financing activities was primarily due to outstanding borrowings on our U.S. revolving credit facility and Iceland revolving credit facility at June 30, 2020 compared to June 30, 2019, partially offset by payments on our Hawesville Term Loan. Borrowings on our revolving credit facilities are available, if needed, for working capital requirements, general corporate or other purposes.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 2018, provides for borrowings of up to $175.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures on May 16, 2023.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended. The Iceland revolving credit facility matures in November 2022.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailment of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of June 30, 2020, our U.S. revolving credit facility had a borrowing base of $106.2 million, $45.0 million in borrowings and $42.9 million in letters of credit outstanding. Of the outstanding letters of credit, $20.0 million related to our domestic power commitments and the remainder secured certain debt and workers’ compensation commitments. As of June 30, 2020, our Iceland revolving credit facility had a borrowing base of $50.0 million and $45.0 million in borrowings.
As of June 30, 2020, our credit facilities had $23.3 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to the lower of $17.5 million or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2020, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Senior Secured Notes
We have $250.0 million aggregate principal of senior secured notes that will mature in June 2025 (the "2025 Notes"), unless earlier refinanced in accordance with their terms. Interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of (i) 10.00% per annum in cash and (ii) 2.00% per annum in the form of additional notes or in cash, at Century's Option. The indenture governing the 2025 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
In connection with the issuance of the 2025 Notes, we commenced a cash tender offer for any and all of our previously outstanding 2021 Notes, notified the holders of all outstanding 2021 Notes that were not purchased in the tender offer of our election to redeem all such remaining 2021 Notes on July 31, 2020, and deposited with the trustee under the indenture governing the 2021 Notes an amount sufficient to fund the full redemption of the remaining 2021 Notes. As a result, the Company’s and the guarantors’ obligations under the indenture governing the 2021 Notes have been fully discharged. We applied the net proceeds from the offering of the 2025 Notes described above, together with cash on hand, toward payment of the total consideration amount to holders whose 2021 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2021 Notes.

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
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of June 30, 2020, the principal and accrued interest for the contingent obligation was $26.0 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2020 and management’s estimate of the LME forward market beyond the quoted market period, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended June 30, 2020 and 2019. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Other Items

In March 2018, we announced our intention to return our Hawesville smelter, which since 2015 had been operating at approximately 40% capacity, to full production and upgrade its existing reduction technology. The first phase of the project, which involved the restart of the three potlines and approximately 150,000 tonnes of production capacity that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. The second phase of the project involves the rebuilding of the pots associated with the 100,000 tonnes of production from the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. These two potlines were taken out of production in February and September 2019, respectively. The rebuild of the first of these potlines was completed in the second quarter of 2020. With the restart of this potline, the Hawesville smelter is currently operating at approximately 80% production capacity with total project costs to date of approximately $107.4 million. The rebuild of the fifth and final potline and the completion of the technology upgrades is expected to be completed over the next several years subject to market conditions.
In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018.  We expect that all losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles. As of June 30, 2020, we have received $19.1 million in insurance proceeds to offset against such losses.

In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At June 30, 2020, we had $2.0 million in other current liabilities and $9.1 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the six months ended June 30, 2020 were $5.4 million, excluding expenditures of $4.7 million associated with the restart project at Hawesville. We estimate our total capital spending in 2020, excluding the Hawesville restart project, will be approximately $10.0 million related to ongoing investment projects at our plants.

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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona ("ISK"), the Euro, the Chinese renminbi and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in Euros and Chinese renminbi.  We also have deposits denominated in ISK in Icelandic banks and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Further, Vlissingen's labor costs, maintenance costs and other local services are denominated in Euros and our existing Nord Pool power price swaps described above are settled in Euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi and Vlissingen’s operating margins.
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of June 30, 2020 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at June 30, 2020. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$34.6	$14.5
Foreign exchange contracts (2)	—	—
Total	$34.6	$14.5

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$15.3	$23.9
Foreign exchange contracts (2)	0.4	4.5
Total	$15.7	$28.4

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, NYMEX Henry Hub natural gas price swaps, MISO Indiana Hub power price swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at June 30, 2020, refer to Note 10. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the changes disclosed in the subsequent quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. You should carefully consider those risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

During the quarter ended June 30, 2020, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $72 million for the quarter ended June 30, 2020.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2020 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
4.1	Indenture, dated as of July 1, 2020, by and among Century Aluminum Company, the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee and noteholder collateral agent.	8-K	001-34474	July 2, 2020
4.2	Form of 12.0% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-34474	July 2, 2020
10.1
Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement, dated as of June 17, 2020, by and among the Company, certain subsidiaries of the Company, the lenders party thereto and Wells Fargo Capital Finance, LLC, as the agent for the lenders.

		8-K	001-34474	June 18, 2020
10.2
Second Lien Pledge and Security Agreement, dated as of July 1, 2020, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent.
		8-K	001-34474	July 2, 2020
10.3
Collateral Agency Agreement, dated as of July 1, 2020, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as trustee and collateral agent
		8-K	001-34474	July 2, 2020
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 6, 2020	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2020	By:	/s/ ELISABETH INDRIANI
Elisabeth Indriani
Global Controller (Principal Accounting Officer)