Form 10-Q
period 2020-09-30
CENTURY ALUMINUM CO
filed 2020-11-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
(Nasdaq Global Select Market)
The registrant had 89,484,834 shares of common stock outstanding at October 29, 2020.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
NET SALES:
Related parties	$235.8	$282.3	$792.4	$898.7
Other customers	157.1	155.7	423.6	502.5
Total net sales	392.9	438.0	1,216.0	1,401.2
Cost of goods sold	420.0	451.7	1,251.3	1,431.8
Gross profit (loss)	(27.1)	(13.7)	(35.3)	(30.6)
Selling, general and administrative expenses	11.0	11.6	31.7	38.2
Other operating (income) expense - net	(0.2)	(0.1)	0.3	0.4
Operating income (loss)	(37.9)	(25.2)	(67.3)	(69.2)
Interest expense - Hawesville term loan	(0.4)	(0.8)	(1.6)	(1.3)
Interest expense	(9.1)	(5.6)	(21.0)	(17.3)
Interest income	0.1	0.2	0.6	0.6
Net gain (loss) on forward and derivative contracts	(9.4)	10.3	(1.9)	10.7
Loss on early extinguishment of debt	(1.2)	—	(1.2)	—
Other income (expense) - net	0.0	(0.9)	3.0	(1.6)
Income (loss) before income taxes and equity in earnings of joint ventures	(57.9)	(22.0)	(89.4)	(78.1)
Income tax benefit (expense)	(0.3)	1.3	1.6	5.7
Income (loss) before equity in earnings of joint ventures	(58.2)	(20.7)	(87.8)	(72.4)
Loss on sale of BHH	—	—	—	(4.3)
Equity in earnings of joint ventures	—	—	0.0	0.7
Net income (loss)	$(58.2)	$(20.7)	$(87.8)	$(76.0)

Net income (loss) allocated to common stockholders	$(58.2)	$(20.7)	$(87.8)	$(76.0)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.65)	$(0.23)	$(0.98)	$(0.86)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	89.5	88.9	89.4	88.6
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Comprehensive income (loss):
Net income (loss)	$(58.2)	$(20.7)	$(87.8)	$(76.0)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.1)	(0.0)	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.7)	(1.2)	(2.3)	(3.8)
Amortization of net gain (loss) during the period	2.1	2.2	6.5	6.7
Other comprehensive income (loss) before income tax effect	1.3	1.0	4.1	2.8
Income tax effect	(0.2)	(0.3)	(0.8)	(0.8)
Other comprehensive income (loss)	1.1	0.7	3.3	2.0
Total comprehensive income (loss)	$(57.1)	$(20.0)	$(84.5)	$(74.0)
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$81.4	$38.9
Restricted cash	3.7	0.8
Accounts receivable - net	50.6	70.1
Due from affiliates	15.0	30.1
Inventories	267.5	320.6
Derivative assets	10.6	14.6
Prepaid and other current assets	14.5	12.2
Total current assets	443.3	487.3
Property, plant and equipment - net	899.7	949.2
Due from affiliates - less current portion	1.3	0.5
Other assets	61.1	62.7
TOTAL	$1,405.4	$1,499.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$85.6	$97.1
Due to affiliates	2.9	32.9
Accrued and other current liabilities	69.5	61.5
Accrued employee benefits costs	10.4	10.4
Hawesville term loan	20.0	20.0
U.S. revolving credit facility	5.0	4.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	201.2	233.7
Senior notes payable	242.8	249.2
Hawesville term loan - less current portion	5.0	20.0
Iceland revolving credit facility	45.0	—
Accrued pension benefits costs - less current portion	56.0	60.8
Accrued postretirement benefits costs - less current portion	98.8	100.7
Other liabilities	46.2	42.4
Leases - right of use liabilities	23.4	22.8
Deferred taxes	94.6	95.1
Total noncurrent liabilities	611.8	591.0
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	1.0	1.0
Additional paid-in capital	2,528.4	2,526.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(106.5)	(109.8)
Accumulated deficit	(1,744.2)	(1,656.4)
Total shareholders’ equity	592.4	675.0
TOTAL	$1,405.4	$1,499.7
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(87.8)	$(76.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of BHH	—	4.3
Unrealized (gain) loss on derivative instruments	2.3	(10.9)
Lower of cost or NRV inventory adjustment	40.8	15.8
Depreciation and amortization	61.7	63.0
Loss on early extinguishment of debt	1.0	—
Other non-cash items - net	1.5	(5.9)
Change in operating assets and liabilities:
Accounts receivable - net	19.5	10.7
Due from affiliates	14.9	(0.2)
Inventories	12.3	5.7
Prepaid and other current assets	(1.0)	3.8
Accounts payable, trade	(12.0)	(11.3)
Due to affiliates	(29.9)	(10.3)
Accrued and other current liabilities	6.7	8.4
Ravenswood retiree medical settlement	(2.0)	(2.0)
Other - net	5.3	0.5
Net cash provided by (used in) operating activities	33.3	(4.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11.5)	(39.9)
Proceeds from sales of property, plant & equipment	0.1	—
Proceeds from sale of joint venture	—	10.5
Net cash provided by (used in) investing activities	(11.4)	(29.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(250.0)	—
Proceeds from issuance of debt	243.8	—
Borrowing under Hawesville term loan	—	40.0
Repayments on Hawesville term loan	(15.0)	—
Borrowings under revolving credit facilities	173.6	314.6
Repayments under revolving credit facilities	(127.6)	(337.5)
Debt issuance costs	(1.1)	—
Debt retirement costs	(0.2)	—
Other short-term borrowings	—	3.4
Repayment on other short-term borrowings	—	(3.4)
Issuance of common stock	—	0.3
Net cash provided by (used in) financing activities	23.5	17.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	45.4	(16.4)
Cash, cash equivalents and restricted cash, beginning of period	39.7	39.7
Cash, cash equivalents and restricted cash, end of period	$85.1	$23.3

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2020	2019
Supplemental Cash Flow Information:
Cash paid for:
Interest	$14.1	$11.6
Taxes	0.1	0.3
Non-cash investing activities:
Capital expenditures	0.4	3.9
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three months ended September 30, 2020
Balance, June 30, 2020	$0.0	$1.0	$2,527.6	$(86.3)	$(107.6)	$(1,686.0)	$648.7
Net income (loss)	—	—	—	—	—	(58.2)	(58.2)
Other comprehensive income (loss)	—	—	—	—	1.1	—	1.1
Share-based compensation	—	—	0.8	—	—	—	0.8
Conversion of preferred stock to common stock	—	—	—	—	—	—	—
Balance, September 30, 2020	$0.0	$1.0	$2,528.4	$(86.3)	$(106.5)	$(1,744.2)	$592.4

Three months ended September 30, 2019
Balance, June 30, 2019	$0.0	$1.0	$2,524.3	$(86.3)	$(98.7)	$(1,630.9)	$709.4
Net income (loss)	—	—	—	—	—	(20.7)	(20.7)
Other comprehensive income (loss)	—	—	—	—	0.7	—	0.7
Share-based compensation	—	—	0.5	—	—	—	0.5
Conversion of preferred stock to common stock	—	—	—	—	—	—	—
Balance, September 30, 2019	$0.0	$1.0	$2,524.8	$(86.3)	$(98.0)	$(1,651.6)	$689.9

	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Nine months ended September 30, 2020
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net income (loss)	—	—	—	—	—	(87.8)	(87.8)
Other comprehensive income (loss)	—	—	—	—	3.3	—	3.3
Share-based compensation	—	0.0	1.9	—	—	—	1.9
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, September 30, 2020	$0.0	$1.0	$2,528.4	$(86.3)	$(106.5)	$(1,744.2)	$592.4

Nine months ended September 30, 2019
Balance, December 31, 2018	$—	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2

Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net income (loss)	—	—	—	—	—	(76.0)	(76.0)
Other comprehensive income (loss)	—	—	—	—	2.0	—	2.0
Share-based compensation	—	0.0	1.8	—	—	—	1.8
Conversion of preferred stock to common stock	0.0	0.0	(0.0)	—	—	—	0.0
Balance, September 30, 2019	$0.0	$1.0	$2,524.8	$(86.3)	$(98.0)	$(1,651.6)	$689.9

* ASU 2018-02. See Note 7. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2020 and 2019
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
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

2.Related Party Transactions
The significant related party transactions occurring during the nine months ended September 30, 2020 and 2019 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of September 30, 2020, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. From time to time, Century and Glencore enter into various transactions for the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements, certain forward financial contracts and loan agreements.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Sales to Glencore
For the three months ended September 30, 2020 and 2019, approximately 60.0% and 64.5%, respectively, of our consolidated net sales were made to Glencore, while for the nine months ended September 30, 2020 and 2019, we derived 65.2% and 64.1%, respectively, of our consolidated net sales from sales to Glencore.
Glencore purchases aluminum produced at our U.S smelters at prices based on the London Metal Exchange (the "LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months and nine months ended September 30, 2020, we recorded $16.4 million and $17.6 million of revenue related to alumina sales to Glencore, respectively. For the three months and nine months ended September 30, 2019, we recorded $4.5 million and $26.2 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina requirements from Glencore. Alumina purchases from Glencore during the nine months ended September 30, 2020 were priced based on published alumina and aluminum indices.
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
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales to Glencore	$235.8	$282.3	$792.4	$898.7
Purchases from Glencore	63.7	43.6	137.3	249.8
Purchases from BHH (1)	—	2.2	—	16.8
(1) We previously owned a 40% interest in Baise Haohai Carbon Co. Ltd. ("BHH") and purchased carbon anodes from them for use in our operations. Purchases represented herein were prior to the divestiture of our interest in BHH in May 2019.

3.Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$242.0	$277.1	$764.0	$911.9
Iceland	150.9	160.9	452.0	489.3
Total	$392.9	$438.0	$1,216.0	$1,401.2

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
•Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$71.2	$—	$—	$71.2
Trust assets (1)	0.2	—	—	0.2
Derivative instruments	—	11.4	6.6	18.0
TOTAL	$71.4	$11.4	$6.6	$89.4

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	4.9	0.8	5.7
TOTAL	$—	$4.9	$0.8	$5.7

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
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:
Asset / Liability	Fair Value at September 30, 2020	Valuation Technique	Observable Inputs	Significant Unobservable Input	Value/Range of Unobservable Input
LME forward financial sales contracts	$6.6	Discounted cash flows	Quoted LME forward market prices	Discount rate (1)	10.00%
Contingent obligation	$—	Discounted cash flows	Quoted LME forward market prices	Management's estimates of the LME forward market price beyond the quoted periods (2)	$1,754/T-$2,312/T
Hawesville L4 power price swaps	$(0.8)	Discounted cash flows	Quoted Indy Hub forward market prices	Estimates of locational margin prices during contract term in megawatt hours (MWh) (3)	$0.45/MWh
(1) Represents risk adjusted discount rate.
(2) Represents the range of estimated forward LME prices of primary aluminum through the term of the agreement in December 2028.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
(3) Represents historical average of locational margin prices from January 2017-September 2020
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Level 3 Assets	Level 3 Liabilities
For the three months ended September 30, 2020	LME forward financial sales contracts	Hawesville L4 power price swaps
Balance as of July 1, 2020	$6.1	$(1.5)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	(4.2)	(0.2)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	0.9
Transfers into Level 3 (2)	4.7	—
Transfers out of Level 3	—	—
Balance as of September 30, 2020	$6.6	$(0.8)

Change in unrealized gains (losses) (1)	$(4.2)	$0.7
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the third quarter of 2020.

For the three months ended September 30, 2019	Level 3 Assets	Level 3 Liabilities
	U.S. LME forward financial sales contracts	Hawesville L4 Power Price Swaps
Balance as of July 1, 2019	$6.9	$(2.7)
Total realized/unrealized gains (losses)
Included in Net Income (1)	8.8	1.2
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance as of September 30, 2019	$15.7	$(1.5)

Change in unrealized gains (losses) (1)	$8.8	$1.2
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Level 3 Assets	Level 3 Liabilities
For the nine months ended September 30, 2020	LME forward financial sales contracts	Hawesville L4 power price swaps
Balance as of January 1, 2020	$10.6	$(2.9)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	0.8	(1.6)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	3.7
Transfers into Level 3 (2)	4.7	—
Transfers out of Level 3 (3)	(9.5)	—
Balance as of September 30, 2020	$6.6	$(0.8)

Change in unrealized gains (losses) (1)	$0.8	$2.1
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the third quarter of 2020.
(3) Transfer out of Level 3 due to period of time remaining in derivative contract.

For the nine months ended September 30, 2019	Level 3 Assets		Level 3 Liabilities
	Nord Pool power price swaps	US LME forward financial sales contracts	Hawesville L4 Power Price Swaps	Iceland LME forward financial sales contracts	FX Swaps
Balance as of January 1, 2019	$4.7	$0.3	$—	$(0.2)	$(0.3)
Total realized/unrealized gains (losses)
Included in Net Income (1)	(1.0)	15.6	1.2	(0.1)	(0.3)
Purchases, sales, settlements
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	(0.2)	(2.7)	—	—
Transfers out of Level 3	(3.7)	—	—	0.3	0.6
Balance as of September 30, 2019	$—	$15.7	$(1.5)	$—	$—

Change in unrealized gains (losses) (1)	$(1.0)	$15.4	$(1.5)	$(0.1)	$(0.3)
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfer into Level 3 resulting from derivative contracts entered into during the first nine months of 2019.

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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended September 30,
	2020			2019
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(58.2)			$(20.7)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(58.2)	89.5	$(0.65)	$(20.7)	88.9	$(0.23)

	For the nine months ended September 30,
	2020			2019
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(87.8)			$(76.0)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(87.8)	89.4	$(0.98)	$(76.0)	88.6	$(0.86)

	Three months ended September 30,		Nine months ended September 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2020	2019	2020	2019
Share-based compensation	1.7	0.7	1.2	0.6
(1) In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
6.Shareholders’ Equity
Common Stock
As of September 30, 2020 and December 31, 2019, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 96,671,355 shares were issued and 89,484,834 shares were outstanding at September 30, 2020; 96,372,182 shares were issued and 89,185,661 shares were outstanding at December 31, 2019.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of September 30, 2020 and December 31, 2019, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At September 30, 2020 and December 31, 2019, there were 66,039 and 67,323 shares of Series A Convertible Preferred Stock outstanding, respectively.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the nine months ended September 30, 2020 and 2019.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2019	67,323	7,186,521	89,185,661
Conversion of convertible preferred stock	(1,284)	—	128,389
Issuance for share-based compensation plans	—	—	170,784
Ending balance as of September 30, 2020	66,039	7,186,521	89,484,834

Beginning balance as of December 31, 2018	71,967	7,186,521	88,103,440
Conversion of convertible preferred stock	(3,392)	—	339,166
Issuance for share-based compensation plans	—	—	451,161
Ending balance as of September 30, 2019	68,575	7,186,521	88,893,767
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
Shares of common stock repurchased are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in the consolidated balance sheets. From time to time, treasury shares may be reissued as contributions to our employee benefit plans and for the conversion of convertible preferred stock. When shares are reissued, we use an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
paid-in capital.
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of September 30, 2020.

7.    Income Taxes
We recorded an income tax expense of $0.3 million and income tax benefit of $1.3 million for the three months ended September 30, 2020 and 2019, respectively. The change is primarily due to improved operational results from foreign operations in the current quarter. For the nine months ended September 30, 2020 and 2019, we recorded an income tax benefit of $1.6 million and $5.7 million, respectively, which is primarily the result of overall losses from our foreign operations.
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
As of September 30, 2020, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the coronavirus ("COVID-19") pandemic. The CARES Act is aimed at providing assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We continue to analyze the various aspects of the CARES Act to determine the impact specific provisions may have on us and our operations. As of September 30, 2020, Century does not expect to record material benefits from the CARES Act.

8.    Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$75.2	$101.3
Work-in-process	41.3	44.1
Finished goods	18.4	34.3
Operating and other supplies	132.6	140.9
Total inventories	$267.5	$320.6

Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

9.Debt

	September 30, 2020	December 31, 2019
Debt classified as current liabilities:
Hawesville Term Loan - current portion(1)	$20.0	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility(3)	5.0	4.0
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	45.0	—
7.5% senior secured notes due June 2021, net of debt discount of $0.8 million at December 31, 2019	—	249.2
12.0% senior secured notes due June 2025, net of debt discount of $2.4 million and financing fees of $4.8 million at September 30, 2020, interest payable semiannually	242.8	—
Hawesville Term Loan - less current portion(1), principal and interest payable monthly	5.0	20.0
Total	$325.6	$301.0
(1) See "Hawesville Term Loan" below. At September 30, 2020, the applicable interest rate was LIBOR of 0.3% plus margin of 5.375% and there is no interest payable outstanding. As of September 30, 2020, we have made $15.0 million of principal payments and $1.6 million of interest payments.
(2) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2020 was 0.34%.
(3) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2020 was 4.0%.
(4) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2020 was 3.2%.

12.0% Notes due 2025

General. On July 1, 2020, we issued $250.0 million in aggregate principal amount of 12.0% senior secured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at a discount and we received proceeds of $243.8 million, prior to payment of certain financing fees and related expenses.
Interest Rate. The 2025 Notes bear interest semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of (i) 10.00% per annum in cash and (ii) 2.00% per annum in the form of additional notes or in cash, at our option.
Maturity. The 2025 Notes mature on July 1, 2025.
Seniority. The 2025 Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral.
Guaranty. Our obligations under the 2025 Notes are guaranteed by all of our existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”), except for foreign owned holding companies, any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries and certain immaterial subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantor Subsidiaries, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor Subsidiaries but effectively senior to unsecured debt to the extent of the value of collateral.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Collateral. Our obligations under the 2025 Notes and the Guarantor Subsidiaries' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):
(i) all of our and the Guarantor Subsidiaries' property, plant and equipment (other than certain excluded property);
(ii) all equity interests in subsidiaries directly owned by Century or any Guarantor Subsidiaries; and
(iii) proceeds of the foregoing.

Under certain circumstances, the indenture and the security documents governing the 2025 Notes will permit us and the guarantors to incur additional debt that also may be secured by liens on the collateral that are equal to or have priority over the liens securing the 2025 Notes. The collateral agent for the 2025 Notes will agree with the collateral agent for the other debt holders and us under such circumstances to enter into an intercreditor agreement that will cause the liens securing the 2025 Notes to be contractually subordinated to the liens securing such additional debt.
Redemption Rights. Prior to July 1, 2021, we may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and if redeemed during the twelve-month period beginning on July 1 of the years indicated below, at the following redemption prices plus accrued and unpaid interest:

Year	Percentage
2021	105.0%
2022	102.5%
2023	101.25%
2024	100.0%

Upon a change of control (as defined in the indenture governing the 2025 Notes), we will be required to make an offer to purchase the 2025 Notes at a purchase price equal to 101% of the outstanding principal amount of the 2025 Notes on the date of the purchase, plus accrued and unpaid interest to the date of purchase.
Covenants. The indenture governing the 2025 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
7.5% Notes Tender Offer and Redemption
In June 2020, we commenced a tender offer to the holders of the outstanding 7.5% senior secured notes due June 2021 (the "2021 Notes") and notified all such holders of our election to redeem all 2021 Notes not purchased in the tender offer on July 31, 2020. We received tenders for approximately $243.7 million in aggregate principal amount of the 2021 Notes and the remaining 2021 Notes were redeemed on July 31, 2020 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. As a result, the Company’s and the guarantors’ obligations under the indenture governing the 2021 Notes have been fully discharged. We applied the net proceeds from the offering of the 2025 Notes described above, together with cash on hand, toward payment of the total consideration amount to holders whose 2021 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2021 Notes.
Based on the characteristics of the 2021 Notes and the 2025 Notes that were issued, the tender and redemption of the 2021 Notes are accounted for as an extinguishment of the debt. Accordingly, we have recorded a $1.2 million loss on early extinguishment of debt, consisting of the write-off of deferred financing costs and the debt discount associated with the 2021 Notes, as well as the tender fees paid as part of the tender offer.
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
U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries ("the Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (as amended from time to time, the "U.S. revolving credit facility"). The U.S. revolving credit facility provides for borrowings of up to $175.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures on May 16, 2023.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At September 30, 2020, there were $5.0 million in outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	September 30, 2020
Credit facility maximum amount	$175.0
Borrowing availability	124.6
Outstanding letters of credit issued	36.6
Outstanding borrowings	5.0
Borrowing availability, net of outstanding letters of credit and borrowings	83.0
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). At September 30, 2020, there were $45.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2022. Principal payments, if any, are due upon maturity of the Iceland revolving credit facility and may be prepaid without penalty.

Status of our Iceland revolving credit facility:	September 30, 2020
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	45.0
Borrowing availability, net of borrowings	5.0

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
Legal Contingencies
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery was completed in the third quarter of 2019. Trial was bifurcated and moved from March 2020 to February 2021 for Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") issues and to a later undetermined date in 2021 for questions of fact. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of reasonably possible losses related to this matter.
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
On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of September 30, 2020, $2.0 million was recorded in other current liabilities and $7.3 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the nine month periods ended September 30, 2020, and 2019. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2022. Each of these agreements provide for automatic extension on a year-to-year basis unless a one year notice is given.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2022. Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Mt. Holly
Mt. Holly has a power supply arrangement pursuant to which 25% of the Mt. Holly load is served from the South Carolina Public Service Authority’s ("Santee Cooper") generation at a cost-based industrial rate and 75% of the Mt. Holly load is sourced from a supplier that is outside Santee Cooper’s service territory at market prices that are tied to natural gas prices. The agreement with Santee Cooper has a term through December 31, 2020. The agreement with the other power supplier has a term through December 31, 2020 and may be terminated by Mt. Holly on 60 days’ notice.
On October 20, 2020, we issued a notice to employees at our Mt. Holly, South Carolina aluminum smelter of our intent to curtail the Mt. Holly plant operations by no later than December 31, 2020, when our current power contracts at Mt. Holly expire, if we are unable to secure a competitively priced power arrangement to deliver energy to the plant. The announcement was made pursuant to the federal Worker Adjustment and Retraining Notification Act.
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
Approximately 86% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2024.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	September 30, 2020	December 31, 2019
Defined benefit plan liabilities	$(111.7)	$(115.9)
Unrealized gain (loss) on financial instruments	2.2	2.3
Other comprehensive loss before income tax effect	(109.5)	(113.6)
Income tax effect (1)	3.0	3.8
Accumulated other comprehensive loss	$(106.5)	$(109.8)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2020	December 31, 2019
Defined benefit plan liabilities	$3.4	$4.3
Unrealized loss on financial instruments	(0.4)	(0.4)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, July 1, 2020	$(109.5)	$1.9	$(107.6)
Net amount reclassified to net income (loss)	1.2	(0.1)	1.1
Balance, September 30, 2020	$(108.3)	$1.8	$(106.5)

Balance, July 1, 2019	$(100.7)	$2.0	$(98.7)
Net amount reclassified to net income	0.7	0.0	0.7
Balance, September 30, 2019	$(100.0)	$2.0	$(98.0)

Balance, December 31, 2019	$(111.7)	$1.9	$(109.8)
Net amount reclassified to net loss	3.4	(0.1)	3.3
Balance, September 30, 2020	$(108.3)	$1.8	$(106.5)

Balance, December 31, 2018	$(100.7)	$2.0	$(98.7)
Impact of ASU 2018-02 (1)	(1.3)	—	(1.3)
Net amount reclassified to net income (loss)	2.1	(0.1)	2.0
Balance, September 30, 2019	$(100.0)	$2.0	$(98.0)
(1) ASU 2018-02. See Note 7. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2020	2019	2020	2019
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.8	$0.8	$2.3	$1.7
	Selling, general and administrative expenses	0.1	(0.3)	0.5	(0.9)
	Other operating expense, net	0.5	0.5	1.4	2.1
	Income tax effect	(0.2)	(0.3)	(0.8)	(0.8)
	Net of tax	$1.2	$0.7	$3.4	$2.1

Unrealized loss on financial instruments	Cost of goods sold	$(0.1)	$0.0	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$(0.1)	$0.0	$(0.1)	$(0.1)

12. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$1.3	$1.0	$3.7	$2.5
Interest cost	2.9	3.3	8.5	10.0
Expected return on plan assets	(5.3)	(4.5)	(15.6)	(13.7)
Amortization of prior service costs	0.1	0.0	0.1	0.6
Amortization of net loss	1.6	1.6	4.9	4.9
Net periodic benefit cost	$0.6	$1.4	$1.6	$4.3

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$0.0	$0.0	$0.2	$0.8
Interest cost	0.8	1.1	2.3	3.4
Amortization of prior service cost	(0.8)	(1.2)	(2.4)	(4.3)
Amortization of net loss	0.5	0.6	1.6	1.7
Net periodic benefit cost	$0.5	$0.5	$1.7	$1.6

13. Derivatives
As of September 30, 2020, we had an open position of 124,378 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 126,000 tonnes related to Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle through December 2021. We have also entered into LME and MWP financial

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

contracts with various counterparties to offset fixed price sales arrangements with certain of our customers (“fixed for floating swaps”) to remain exposed to the LME and MWP aluminum prices. As of September 30, 2020, we had an open position related to such arrangements of 13,144 tonnes that will settle at various dates through October 2021.
We have entered into financial contracts to fix the forward price for power related to the expected production of Line 4 at Hawesville for the period of January 2020 through December 2020 ("Hawesville L4 power price swaps"). As of September 30, 2020, we had an open position of 198,810 MWh. The Hawesville L4 power price swaps are expected to settle monthly through December 2020.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of September 30, 2020, we had an open position of 1,373,790 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2021. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of September 30, 2020, we had an open position related to the FX swaps of €34.6 million that will settle monthly through December 2021.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of September 30, 2020 and December 31, 2019, respectively:

	Asset Fair Value
	September 30, 2020	December 31, 2019
Commodity contracts (1)	$17.0	$19.7
Foreign exchange contracts (2)	1.0	—
Total	$18.0	$19.7

	Liability Fair Value
	September 30, 2020	December 31, 2019
Commodity contracts (1)	$5.7	$3.6
Foreign exchange contracts (2)	—	0.6
Total	$5.7	$4.2
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, and Nord Pool power price swaps. At September 30, 2020 and December 31, 2019, $0.1 million and $0.2 million of Due from affiliates and $1.3 million and $0.5 million of Due from affiliates - less current portion, respectively, is related to commodity contract assets with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Commodity contracts(3)	$(11.0)	$10.6	$0.8	$11.2
Foreign exchange contracts	1.6	(0.3)	(2.7)	(0.5)
Total	$(9.4)	$10.3	$(1.9)	$10.7
(3) For the three months ended September 30, 2020 and 2019, $(4.6) million and $1.9 million of the net (loss) gain, respectively, was with Glencore. For the nine months ended September 30, 2020 and 2019, $0.1 million and $2.7 million of net (loss) gain, respectively, was with Glencore.

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
The following summarized condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, condensed consolidating balance sheets as of September 30, 2020 and December 31, 2019 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2020 and 2019 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$116.4	$119.4	$—	$235.8
Other customers	—	125.7	31.4	—	157.1
Total net sales	—	242.1	150.8	—	392.9
Cost of goods sold	—	273.3	146.7	—	420.0
Gross profit (loss)	—	(31.2)	4.1	—	(27.1)
Selling, general and administrative expenses	10.6	—	0.4	—	11.0
Other operating (income) expense - net	—	—	(0.2)	—	(0.2)
Operating income (loss)	(10.6)	(31.2)	3.9	—	(37.9)
Interest expense - Hawesville term loan	(0.4)	—	—	—	(0.4)
Interest expense	(8.3)	(0.4)	(0.4)	—	(9.1)
Intercompany interest	8.1	2.8	(10.9)	—	—
Interest income	—	—	0.1	—	0.1
Net gain (loss) on forward and derivative contracts	(10.0)	0.4	0.2	—	(9.4)
Loss on early extinguishment of debt	(1.2)	—	—	—	(1.2)
Other income (expense) - net	(0.1)	0.2	(0.1)	—	0.0
Income (loss) before income taxes and equity in earnings of joint ventures	(22.5)	(28.2)	(7.2)	—	(57.9)
Income tax benefit (expense)	0.0	—	(0.3)	—	(0.3)
Income (loss) before equity in earnings of joint ventures	(22.5)	(28.2)	(7.5)	—	(58.2)
Equity in earnings (loss) of joint ventures	(35.7)	0.8	—	34.9	—
Net income (loss)	(58.2)	(27.4)	(7.5)	34.9	(58.2)
Other comprehensive income before income tax effect	1.3	0.8	0.4	(1.2)	1.3
Income tax effect	(0.2)	—	—	—	(0.2)
Other comprehensive income	1.1	0.8	0.4	(1.2)	1.1
Total comprehensive income (loss)	$(57.1)	$(26.6)	$(7.1)	$33.7	$(57.1)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$132.9	$149.4	$—	$282.3
Other customers	—	144.2	11.5	—	155.7
Total net sales	—	277.1	160.9	—	438.0
Cost of goods sold	—	288.3	163.4	—	451.7
Gross profit (loss)	—	(11.2)	(2.5)	—	(13.7)
Selling, general and administrative expenses	11.3	—	0.3	—	11.6
Other operating (income) expense - net	—	—	(0.1)	—	(0.1)
Operating income (loss)	(11.3)	(11.2)	(2.7)	—	(25.2)
Interest expense - Hawesville term loan	(0.8)	—	—	—	(0.8)
Interest expense	(5.1)	(0.4)	(0.1)	—	(5.6)
Intercompany interest	8.8	2.6	(11.4)	—	—
Interest income	0.1	—	0.1	—	0.2
Net gain (loss) on forward and derivative contracts	10.2	0.3	(0.2)	—	10.3
Other income (expense) - net	0.1	(0.1)	(0.9)	—	(0.9)
Income (loss) before income taxes and equity in earnings of joint ventures	2.0	(8.8)	(15.2)	—	(22.0)
Income tax (expense) benefit	0.7	—	0.6	—	1.3
Income (loss) before equity in earnings of joint ventures	2.7	(8.8)	(14.6)	—	(20.7)
Equity in earnings (loss) of joint ventures	(23.4)	3.4	(0.1)	20.1	—
Net income (loss)	(20.7)	(5.4)	(14.7)	20.1	(20.7)
Other comprehensive income (loss) before income tax effect	1.0	0.8	0.5	(1.3)	1.0
Income tax effect	(0.3)	—	—	—	(0.3)
Other comprehensive income	0.7	0.8	0.5	(1.3)	0.7
Total comprehensive income (loss)	$(20.0)	$(4.6)	$(14.2)	$18.8	$(20.0)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$420.5	$371.9	$—	$792.4
Other customers	—	343.5	80.1	—	423.6
Total net sales	—	764.0	452.0	—	1,216.0
Cost of goods sold	—	820.6	430.7	—	1,251.3
Gross profit (loss)	—	(56.6)	21.3	—	(35.3)
Selling, general and administrative expenses	30.5	—	1.2	—	31.7
Other operating (income) expense - net	—	—	0.3	—	0.3
Operating income (loss)	(30.5)	(56.6)	19.8	—	(67.3)
Interest expense - Hawesville term loan	(1.6)	—	—	—	(1.6)
Interest expense	(18.8)	(1.2)	(1.0)	—	(21.0)
Intercompany interest	24.6	8.2	(32.8)	—	—
Interest income	0.3	—	0.3	—	0.6
Net gain (loss) on forward and derivative contracts	20.7	1.1	(23.7)	—	(1.9)
Loss on early extinguishment of debt	(1.2)	—	—	—	(1.2)
Other income (expense) - net	—	0.9	2.1	—	3.0
Income (loss) before income taxes and equity in earnings of joint ventures	(6.5)	(47.6)	(35.3)	—	(89.4)
Income tax benefit (expense)	1.0	—	0.6	—	1.6
Income (loss) before equity in earnings of joint ventures	(5.5)	(47.6)	(34.7)	—	(87.8)
Equity in earnings (loss) of joint ventures	(82.3)	3.1	—	79.2	0.0
Net income (loss)	(87.8)	(44.5)	(34.7)	79.2	(87.8)
Other comprehensive income before income tax effect	4.1	2.3	1.3	(3.6)	4.1
Income tax effect	(0.8)	—	—	—	(0.8)
Other comprehensive income	3.3	2.3	1.3	(3.6)	3.3
Total comprehensive income (loss)	$(84.5)	$(42.2)	$(33.4)	$75.6	$(84.5)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$432.8	$465.9	$—	$898.7
Other customers	—	479.1	23.4	—	502.5
Total net sales	—	911.9	489.3	—	1,401.2
Cost of goods sold	—	921.5	510.3	—	1,431.8
Gross profit (loss)	—	(9.6)	(21.0)	—	(30.6)
Selling, general and administrative expenses	36.9	—	1.3	—	38.2
Other operating (income) expense - net	—	—	0.4	—	0.4
Operating income (loss)	(36.9)	(9.6)	(22.7)	—	(69.2)
Interest expense - Hawesville term loan	(1.3)	—	—	—	(1.3)
Interest expense	(15.9)	(1.2)	(0.2)	—	(17.3)
Intercompany interest	26.2	7.6	(33.8)	—	—
Interest income	0.2	—	0.4	—	0.6
Net gain (loss) on forward and derivative contracts	10.3	1.0	(0.6)	—	10.7
Other income (expense) - net	0.9	(2.0)	(0.5)	—	(1.6)
Income (loss) before income taxes and equity in earnings of joint ventures	(16.5)	(4.2)	(57.4)	—	(78.1)
Income tax benefit (expense)	1.6	—	4.1	—	5.7
Income (loss) before equity in earnings of joint ventures	(14.9)	(4.2)	(53.3)	—	(72.4)
Loss on sale of BHH	—	—	(4.3)	—	(4.3)
Equity in earnings (loss) of joint ventures	(61.1)	3.1	0.7	58.0	0.7
Net income (loss)	(76.0)	(1.1)	(56.9)	58.0	(76.0)
Other comprehensive income before income tax effect	2.8	1.6	2.0	(3.6)	2.8
Income tax effect	(0.8)	—	—	—	(0.8)
Other comprehensive income	2.0	1.6	2.0	(3.6)	2.0
Total comprehensive income (loss)	$(74.0)	$0.5	$(54.9)	$54.4	$(74.0)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Balance Sheets
As of September 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$3.1	$0.2	$78.1	$—	$81.4
Restricted cash	—	1.8	1.9	—	3.7
Accounts receivable - net	1.7	46.8	2.1	—	50.6
Due from affiliates	—	4.5	10.5	—	15.0
Inventories	—	178.3	89.2	—	267.5
Derivative Assets	9.8	—	0.8	—	10.6
Prepaid and other current assets	4.1	1.9	8.5	—	14.5
Total current assets	18.7	233.5	191.1	—	443.3
Property, plant and equipment - net	14.8	319.8	565.1	—	899.7
Investment in subsidiaries	533.8	65.9	—	(599.7)	—
Due from affiliates - less current portion	768.7	584.5	3.4	(1,355.3)	1.3
Other assets	38.0	4.2	18.9	—	61.1
TOTAL	$1,374.0	$1,207.9	$778.5	$(1,955.0)	$1,405.4

Accounts payable, trade	$3.2	$59.4	$23.0	$—	$85.6
Due to affiliates	1.6	1.3	—	—	2.9
Accrued and other current liabilities	23.8	22.3	23.4	—	69.5
Accrued employee benefits costs	1.9	7.7	0.8	—	10.4
Hawesville term loan - current	20.0	—	—	—	20.0
U.S revolving credit facility	5.0	—	—	—	5.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	55.5	98.5	47.2	—	201.2
Senior notes payable	242.8	—	—	—	242.8
Hawesville term loan - less current portion	5.0	—	—	—	5.0
Iceland revolving credit facility	—	—	45.0	—	45.0
Accrued pension benefits costs - less current portion	23.9	25.4	6.7	—	56.0
Accrued postretirement benefits costs - less current portion	1.0	96.0	1.8	—	98.8
Due to affiliates - long term	439.8	352.1	563.4	(1,355.3)	—
Other liabilities	7.5	24.4	14.3	—	46.2
Leases - right of use liabilities	6.1	0.0	17.3	—	23.4
Deferred taxes	—	0.4	94.2	—	94.6
Total noncurrent liabilities	726.1	498.3	742.7	(1,355.3)	611.8
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	—	—	—	1.0
Other shareholders' equity	591.4	611.1	(11.4)	(599.7)	591.4
Total shareholders' equity	592.4	611.1	(11.4)	(599.7)	592.4
TOTAL	$1,374.0	$1,207.9	$778.5	$(1,955.0)	$1,405.4

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(26.1)	$21.3	$38.1	$—	$33.3
Purchase of property, plant and equipment	(0.8)	(9.3)	(1.4)	—	(11.5)
Proceeds from sale of property, plant, and equipment	—	—	0.1	—	0.1
Intercompany transactions	14.9	(38.3)	1.8	21.6	—
Net cash provided by (used in) investing activities	14.1	(47.6)	0.5	21.6	(11.4)
Repayment of debt	(250.0)	—	—	—	(250.0)
Proceeds from issuance of debt	243.8	—	—	—	243.8
Repayments on Hawesville term loan	(15.0)	—	—	—	(15.0)
Borrowings under revolving credit facilities	128.6	—	45.0	—	173.6
Repayments under revolving credit facilities	(127.6)	—	—	—	(127.6)
Debt issuance costs	(1.1)	—	—	—	(1.1)
Debt retirement costs	(0.2)	—	—	—	(0.2)
Intercompany transactions	36.3	27.4	(42.1)	(21.6)	—
Net cash provided by (used in) financing activities	14.8	27.4	2.9	(21.6)	23.5
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.8	1.1	41.5	—	45.4
Cash, cash equivalents and restricted cash, beginning of period	0.3	0.9	38.5	—	39.7
Cash, cash equivalents and restricted cash, end of period	$3.1	$2.0	$80.0	$—	$85.1

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(57.1)	$45.0	$7.7	$—	$(4.4)
Purchase of property, plant and equipment	(0.6)	(26.4)	(12.9)	—	(39.9)
Proceeds from sale of joint venture	—	—	10.5	—	10.5
Intercompany transactions	(9.3)	(52.6)	2.0	59.9	—
Net cash provided by (used in) investing activities	(9.9)	(79.0)	(0.4)	59.9	(29.4)
Borrowing under Hawesville term loan	40.0	—	—	—	40.0
Borrowings under revolving credit facilities	295.1	—	19.5	—	314.6
Repayments under revolving credit facilities	(318.0)	—	(19.5)	—	(337.5)
Other short term borrowings	3.4	—	—	—	3.4
Repayment on other short term borrowings	(3.4)	—	—	—	(3.4)
Issuance of common stock	0.3	—	—	—	0.3
Intercompany transactions	51.0	34.0	(25.1)	(59.9)	—
Net cash provided by (used in) financing activities	68.4	34.0	(25.1)	(59.9)	17.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.4	—	(17.8)	—	(16.4)
Cash, cash equivalents and restricted cash, beginning of period	0.1	0.8	38.8	—	39.7
Cash, cash equivalents and restricted cash, end of period	$1.5	$0.8	$21.0	$—	$23.3

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions)
(Unaudited)

15. Subsequent Events
A new five-year labor agreement for our Grundartangi aluminum smelter was ratified by the employees on October 22, 2020. The agreement is retroactive to January 1, 2020 and continues through December 31, 2024.
On October 20, 2020, we issued a notice to employees at our Mt. Holly, South Carolina aluminum smelter of our intent to curtail the Mt. Holly plant operations by no later than December 31, 2020 when our current power contracts at Mt. Holly expire, if we are unable to secure a competitively priced power arrangement to deliver energy to the plant. The announcement was made pursuant to the Worker Adjustment and Retraining Notification Act.

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

•Our assessment of global and local financial and economic conditions;
•Our assessment of the aluminum market and aluminum prices (including premiums);
•Our assessment of alumina pricing and costs associated with our other key raw materials, including power;
•The impact of the continuously evolving COVID-19 pandemic, including any possible impact on our business, operations, financial condition, results of operation, global supply chains or workforce;
•The future financial and operating performance of the Company and its subsidiaries;
•Our ability to successfully manage market risk and to control or reduce costs;
•Our plans and expectations with respect to future operations, including any plans and expectations to curtail or restart production;
•Our plans with regards to future operations and potential curtailment of our Mt. Holly smelter, including our expectations as to the cost and impact of any curtailment and any future impairment or restructuring charges associated therewith;
•Our plans and ability to bring our Hawesville smelter back to full production and expectations as to the costs and benefits associated with this project, including expected incremental production or earnings and cash flow as well as benefits from investments in new technology and other production improvements;
•Our ability to successfully obtain long-term competitive power arrangements for our operations;
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
Recent Developments
On October 20, 2020, we issued a notice to employees at our Mt. Holly, South Carolina aluminum smelter of our intent to curtail the Mt. Holly plant operations by no later than December 31, 2020, when our current power contracts at Mt. Holly expire, if we are unable to secure a competitively priced power arrangement to deliver energy to the plant. The announcement was made pursuant to the federal Worker Adjustment and Retraining Notification Act. If a decision is made to curtail the Mt. Holly facility, we would be subject to various costs and it could cause us to write down the book value of the Mt. Holly facility.
COVID-19 Update
In response to the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and to prevent the spread of COVID-19 within our operations. As a result, our plants have not experienced any disruption in operations as a result of the pandemic, and we continue to sell all of our metal essentially as it is cast.
The impact of the COVID-19 pandemic on the broader economy, however, resulted in decreased prices for our product. For example, the LME price for primary aluminum averaged $1,494 per tonne for the three months ended June 30, 2020 and $1,592 per tonne for the six months ended June 30, 2020, as compared to an average of $1,792 for 2019. We have recently continued to see some improvement in the global economy resulting in an increase in the price for our product. For example, the LME price for primary aluminum averaged $1,706 for the three months ended September 30, 2020 and $1,803 per tonne for October 2020. However, because we sell our product on a one- to three-month lag to current prices, our results reflect the LME price on this one to three month lag basis. Customer demand for value-added aluminum products and, in turn, the product premium we receive for such products, also have generally returned to first quarter levels after having been negatively impacted by the COVID-19 pandemic. We have taken actions to mitigate the financial impact of the COVID-19 pandemic, including reducing discretionary spending, optimizing working capital and deferring non-essential capital projects. Decreases in the prices of our products have also been partially offset by decreases in the prices of our key cost inputs.
The potential future impact of the COVID-19 pandemic on our business, results of operations and financial performance is difficult to predict and will depend on future developments, and such effects could exist for an extended period of time. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A. Risk Factors of our quarterly reports on Form 10-Q for additional information on the potential risks associated with the COVID-19 pandemic.
Results of Operations
The following discussion for the three and nine months ended September 30, 2020 reflects restart activity at Hawesville and no change in production capacities at our other operating facilities.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
NET SALES:
Related parties	$235.8	$282.3	$792.4	$898.7
Other customers	157.1	155.7	423.6	502.5
Total net sales	392.9	438.0	1,216.0	1,401.2
Gross profit (loss)	(27.1)	(13.7)	(35.3)	(30.6)
Net income (loss)	(58.2)	(20.7)	(87.8)	(76.0)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.65)	$(0.23)	$(0.98)	$(0.86)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2020
3rd Quarter	118,835	$221.8	84,187	$138.4	203,022	$360.2
2nd Quarter	130,645	$246.6	79,664	$145.9	210,309	$392.5
1st Quarter	129,114	$273.8	73,791	$141.0	202,905	$414.8
Total	378,594	$742.2	237,642	$425.3	616,236	$1,167.5

2019
3rd Quarter	119,916	$272.0	78,627	$152.1	198,543	$424.1
2nd Quarter	125,154	$295.0	78,226	$157.7	203,380	$452.7
1st Quarter	130,043	$313.3	76,408	$159.3	206,451	$472.6
Total	375,113	880.3	233,261	469.1	608,374	1,349.4
    (1) Excludes scrap aluminum and alumina sales.

Net sales (in millions)	2020	2019
Three months ended September 30,	$392.9	$438.0
Nine months ended September 30,	$1,216.0	$1,401.2
Net sales (excluding alumina sales) decreased by $63.9 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $65.1 million.

Net sales decreased by $185.2 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $175.4 million.

Gross profit (loss) (in millions)	2020	2019
Three months ended September 30,	$(27.1)	$(13.7)
Nine months ended September 30,	$(35.3)	$(30.6)
Gross loss increased by $13.4 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to unfavorable LME and regional premium price realizations of $65.1 million and unfavorable operating expenses of $8.9 million, partially offset by favorable raw material price realizations of $64.4 million.

Gross loss for the nine months ended September 30, 2020 increased by $4.7 million compared to the same period in 2019 primarily due to unfavorable LME and regional premium price realizations of $175.4 million and unfavorable operating expenses of $20.6 million, partially offset by favorable raw material and power price realizations of $192.7 million.

Selling, general and administrative expenses (in millions)	2020	2019
Three months ended September 30,	$11.0	$11.6
Nine months ended September 30,	$31.7	$38.2

Selling, general and administrative expenses decreased by $0.6 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily driven by a decrease in compensation costs.

Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased by $6.5 million compared to the same period in 2019 primarily driven by a decrease in compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2020	2019
Three months ended September 30,	$(9.4)	$10.3
Nine months ended September 30,	$(1.9)	$10.7

For the three months ended September 30, 2020, net gain on forward and derivative contracts decreased by $19.7 million compared to that for the three months ended September 30, 2019. The period to period change is primarily due to increases in LME and MWP prices from June 30, 2020 to September 30, 2020, as compared to those from June 30, 2019 to September 30, 2019.

For the nine months ended September 30, 2020, net gain on our forward and derivative contracts decreased by $12.6 million compared to that for the nine months ended September 30, 2019. The decrease in gain relates to the impact of increases in LME and MWP prices.

Income tax benefit (expense) (in millions)	2020	2019
Three months ended September 30,	$(0.3)	$1.3
Nine months ended September 30,	$1.6	$5.7
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of September 30, 2020, we had cash and cash equivalents of approximately $81.4 million and unused availability under our revolving credit facilities of $88.0 million, resulting in a total liquidity position of approximately $169.4 million.

Adverse changes in the price of aluminum or our principal costs of production could materially impact our ability to generate and raise cash. Furthermore, the COVID-19 pandemic could continue to impact the economy which may impact the price of our products as well as our ability to access capital and/or the terms under which we can do so. As noted above, we have taken preemptive action to preserve our liquidity and manage our cash flow. Such actions include reducing discretionary spending, optimizing working capital and deferring non-essential capital projects. To preserve liquidity in light of the uncertainty in the global markets due to COVID-19, in March 2020, we drew down a total of $90.0 million under our U.S. and Iceland revolving credit facilities. In the third quarter, we repaid $40.0 million on our U.S. revolving credit facility. As of September 30, 2020, the remaining outstanding borrowings on the U.S. and Iceland revolving credit facilities were $50.0 million. We also effectively extended the maturities of our principal debt obligations. On July 1, 2020, we issued $250.0 million in aggregate principal amount of our 2025 Notes and used the proceeds, together with cash on hand, to purchase all 2021 Notes tendered in a tender offer and to redeem all 2021 Notes that were not tendered. In connection with the offering of the 2025 Notes, we also entered into Amendment No.1 to our U.S. revolving credit facility extending the maturity date to May 16, 2023. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A. Risk Factors of our quarterly report on Form 10-Q for the three months ended March 31, 2020 for additional information.
Available Cash
Our available cash and cash equivalents balance at September 30, 2020 was $81.4 million compared to $38.9 million at December 31, 2019.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine months ended September 30,
	2020	2019
	(in millions)
Net cash provided by (used in) operating activities	$33.3	$(4.4)
Net cash provided by (used in) investing activities	(11.4)	(29.4)
Net cash provided by (used in) financing activities	23.5	17.4
Change in cash, cash equivalents and restricted cash	$45.4	$(16.4)

The increase in net cash provided by operating activities was primarily driven by improvements in working capital. The improvements in working capital were primarily attributable to lower raw material prices, timing of raw material receipts and the timing of trade receivable collection.

The decrease in net cash used in investing activities was primarily due to higher spending on capital projects during the nine months ended September 30, 2019, driven by a higher level of capital investments in the Hawesville restart project during that period, as compared to the nine months ended September 30, 2020.

The increase in net cash provided by financing activities was primarily due to outstanding borrowings on our U.S. revolving credit facility and Iceland revolving credit facility at September 30, 2020 compared to September 30, 2019, partially offset by payments on our Hawesville Term Loan. Borrowings on our revolving credit facilities are available, if needed, for working capital requirements, general corporate or other purposes.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailment of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of September 30, 2020, our U.S. revolving credit facility had a borrowing base of $124.6 million, $5.0 million in borrowings and $36.6 million in letters of credit outstanding. Of the outstanding letters of credit, $15.7 million related to our domestic power commitments and the remainder secured certain debt and workers’ compensation commitments. As of September 30, 2020, our Iceland revolving credit facility had a borrowing base of $50.0 million and $45.0 million in borrowings.
As of September 30, 2020, our credit facilities had $88.0 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to the lower of $17.5 million or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility also contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2020, we were in compliance with all such covenants or maintained availability above such covenant triggers.
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
We applied the net proceeds from the offering of the 2025 Notes described above, together with cash on hand, toward payment of the total consideration amount to holders whose 2021 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2021 Notes. As a result, the Company's and the guarantors' obligations under the indenture governing the 2021 Notes have been fully discharged.
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
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2020, the principal and accrued interest for the contingent obligation was $26.3 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2020 and management’s estimate of the LME forward market beyond the quoted market period, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change, thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended September 30, 2020 and 2019. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018.  We expect that all losses arising from the Sebree equipment failure will be covered under our insurance policies, less $7.0 million in deductibles. As of September 30, 2020, we have received $19.1 million in insurance proceeds to offset against such losses.

In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Under the terms of the settlement agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At September 30, 2020, we had $2.0 million in other current liabilities and $7.3 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the nine months ended September 30, 2020 were $7.2 million, excluding expenditures of $4.7 million associated with the restart project at Hawesville. We estimate our total capital spending in 2020, excluding the Hawesville restart project, will be approximately $10.0 million related to ongoing investment projects at our plants.

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
We are also exposed to price risk for alumina which is one of the largest components of our cost of goods sold. Certain of the alumina we purchase is priced based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we are not able to directly pass on increased production costs to our customers. From time to time, we may manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of September 30, 2020 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at September 30, 2020. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$17.0	$7.6
Foreign exchange contracts (2)	1.0	—
Total	$18.0	$7.6

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$5.7	$19.7
Foreign exchange contracts (2)	—	3.1
Total	$5.7	$22.8
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, Hawesville L4 power price swaps, fixed for floating swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at September 30, 2020, refer to Note 10. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
If we are unable to enter into a long term, market-based, power arrangement for Mt. Holly, we may choose, or be forced, to further curtail operations at the Mt. Holly plant.

Mt. Holly purchases power pursuant to a power purchase agreement (the "Santee Cooper Agreement") with the South Carolina Public Service Authority ("Santee Cooper"). The term of the Santee Cooper Agreement expires on December 31, 2020. Under the Santee Cooper Agreement, Mt. Holly is required to purchase 25% of its power requirements from Santee Cooper's generation at a standard cost-based industrial rate, which is substantially higher than the market-based rate Mt. Holly pays for the remaining 75% of its power. Mt. Holly's inability to access the open market for 100% of its power requirements significantly impacts its ability to be competitive in the aluminum industry. As a result of such uncompetitive power prices, in 2015 Mt. Holly curtailed approximately 50% of its production capacity. We continue to seek the ability to access the open market for 100% of our power requirements at Mt. Holly and to pursue every reasonable alternative available to us to achieve this objective. There can be no assurance, however, that we will be successful in these efforts before the Santee Cooper Agreement expires on December 31, 2020. If we are unable to secure a long term power arrangement for 100% of Mt. Holly's power requirements on competitive terms before December 31, 2020, we may choose, or be forced, to further curtail operations at the plant. On October 20, 2020, we issued a notice to Mt. Holly employees of our intent to curtail 100% of the Mt. Holly smelter operations by no later than December 31, 2020 if a competitively priced power arrangement has not been secured.

Closure of the Mt. Holly facility would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity and could cause us to write down the book value of the Mt. Holly facility. In addition, the ongoing uncertainty regarding the future operation of Mt. Holly may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not Mt. Holly is ultimately closed. We may need to take actions to terminate certain customer and supply contracts or curtail additional production in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5. Other Information
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), effective August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires issuers that file periodic reports with the SEC to disclose in their annual and quarterly reports whether, during the reporting period, they or any of their
“affiliates” (as defined in Rule 12b-2 under the Exchange Act) have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-
U.S. affiliates in compliance with applicable laws. Issuers must also file a notice with the SEC if any disclosable activity under ITRA has been included in an annual or quarterly report.

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

During the quarter ended September 30, 2020, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $131 million for the quarter ended September 30, 2020.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2020 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	November 5, 2020	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2020	By:	/s/ ELISABETH INDRIANI
Elisabeth Indriani
Global Controller (Principal Accounting Officer)