Form 10-K
period 2020-12-31
CENTURY ALUMINUM CO
filed 2021-03-04
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2020, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $360,000,000.  As of February 18, 2021, 90,055,797 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2021 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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
•The impact of the ongoing COVID-19 pandemic and governmental guidance and regulations aimed at addressing the pandemic, including any possible impact on our business, operations, financial condition, results of operation, global supply chains or workforce;
•The future financial and operating performance of the Company and its subsidiaries;
•Our ability to successfully manage market risk and to control or reduce costs;
•Our plans and expectations with respect to future operations, including any plans and expectations to curtail or restart production, including the expected impact of any such actions on our future financial and operating performance;
•Our plans with regards to future operations of our Mt. Holly smelter, including our expectations as to finalization of a new power contract and restart of curtailed production at Mt. Holly and expectations as to the costs and benefits associated with such restart project;
•Our plans with regards to future operations of our Hawesville smelter, including our expectations as to the restart of curtailed production at Hawesville and bringing the smelter back to full production and expectations as to the costs and benefits associated with this restart project;
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
•Negotiations with labor unions;
•Our assessment of any information technology-related risks, including risk from cyberattack or data security breaches; and
•Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.

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
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and product premiums. Our primary aluminum reduction facilities produce standard-grade and value-added primary aluminum products.  Our current annual production capacity is approximately 1,016,000 tonnes per year ("tpy"). We produced approximately 794,000 tonnes of primary aluminum in 2020.
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
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf, and is our most modern facility. Grundartangi is currently in the process of a multi-year expansion project that has brought the annual primary aluminum production capacity to current capacity of approximately 317,000 tonnes and is expected to ultimately increase annual production capacity at Grundartangi to approximately 325,000 tonnes.  Grundartangi produces standard-grade aluminum ingot and a primary foundry alloy product, which is a value-added product that is sold at a premium to standard-grade aluminum.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes of primary aluminum.

Approximately 60% of Hawesville's capacity was curtailed in the fourth quarter of 2015 as a result of significant declines in the LME price for aluminum. We are currently in the process of a multi-year project at Hawesville to restart this previously curtailed capacity, rebuild the two potlines that we continued to operate past their expected life cycle, and implement new technology across all production. In early 2019, we completed the first phase of this project, which involved restarting production on the three potlines that had been curtailed since 2015. The second phase of the project involves rebuilding the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. These two potlines were taken out of production in February and September 2019, respectively. The rebuild of the first of these potlines was completed in the second quarter of 2020. With the restart of this potline, the Hawesville smelter is currently operating at approximately 80% production capacity. The rebuild of the fifth and final potline and the completion of the technology upgrades are expected to be completed over the next several years subject to market conditions.
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
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 229,000 tonnes of primary aluminum. The Mt. Holly facility is currently operating at approximately 50% of its production capacity while CASC finalizes a new, three-year power agreement with South Carolina Public Service Authority (also known as Santee Cooper), which is expected to be effective April 1, 2021. The new contract with Santee Cooper is expected to provide sufficient energy to allow the smelter to increase its production to 75% of Mt. Holly's full production capacity. See "Key Production Costs — Electrical Power Supply Agreements" below for further discussion of our power arrangements at Mt. Holly.
Mt. Holly produces standard-grade aluminum that is cast into tee bars as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade aluminum.
Primary Aluminum Production Capacity
Our primary aluminum smelters and their respective primary aluminum capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2020 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	317,000	313,000
Hawesville, Kentucky, USA	100%	1970	250,000	170,000
Sebree, Kentucky, USA	100%	1973	220,000	204,000
Mt. Holly, South Carolina, USA	100%	1980	229,000	107,000
			1,016,000	794,000

(1)The tonnes per year (tpy) figures in this column reflect an estimate of the facility's total production capacity based on plant design, historical operating results and operating efficiencies and does not necessarily represent each facility’s maximum production capability.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2016.

Century Aluminum's Primary Aluminum Shipments
Tonnes (in thousands)
1,200
1,000
800
600
400
200
0
2016
2017
2018
2019
2020
Iceland
United States
Total

Carbon Products Facilities

Vlissingen

In addition to our primary aluminum assets, we own a carbon anode production facility located in Vlissingen, the Netherlands, which is owned and operated by our wholly-owned subsidiary, Century Aluminum Vlissingen B.V. Vlissingen has an annual carbon anode production capacity of approximately 163,000 tonnes. We acquired Vlissingen in 2012 and restarted the facility in late 2013 with an initial carbon anode production capacity of 75,000 tonnes. Since the acquisition, we have completed a variety of expansion projects and efficiency programs in order to more than double the plant's production capacity. With these expansion projects and efficiency programs in place, we expect Vlissingen will be able to supply approximately 93% to 98% of Grundartangi’s carbon anodes requirements at current production levels. Each of our smelters in the United States produces anodes at on-site facilities.
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
Customer Base
We have historically derived substantially all of our consolidated net sales of primary aluminum from a small number of customers. For the year ended December 31, 2020, we derived approximately 64% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore") and approximately 12% of our consolidated sales from Southwire Company ("Southwire"). We currently have agreements in place to sell a substantial portion of our 2021 production to these customers. We expect that the rest of our 2021 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Both Glencore and Southwire purchase aluminum produced at our U.S. smelters at prices based on the LME price for primary aluminum plus the Midwest premium plus any additional market-based product premiums. Glencore also purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums. Glencore beneficially owns 42.9% of our outstanding common stock (46.8% on a fully diluted basis).
Key Production Costs
Alumina, electrical power, calcined petroleum coke and liquid pitch (the key raw materials for carbon anodes), and labor are the principal components of our cost of production.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2020.  For a description of certain risks related to our raw materials, supplies, power and labor, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements

While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (2)
Concord Resources Ltd.	Approximately 180,000 tpy	Through December 2022	LME-linked
Concord Resources Ltd.	Approximately 600,000 tpy	Through December 2024	Fixed, LME-linked, and API-linked components
Glencore(1)	Variable	Through December 2021	LME-linked

(1) Under the terms of this agreement, Glencore provides alumina supply for all of Century's requirements net of other contractual commitments.
(2) "API" refers to a published alumina price index

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2023 - 2036	Variable rate linked to (i) the LME price for primary aluminum or (ii) the Nord Pool power market
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority ("Santee Cooper")	Through March 31, 2021	Variable rate based in part on a cost of service charge and in part on natural gas prices
Helguvik	OR	Approximately 25 years from the dates of each phase of power delivery	Variable rate based on the LME price for primary aluminum
Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with HS, Landsvirkjun and OR. Historically, all of the power supplied to Grundartangi has been delivered at prices indexed to the price of primary aluminum. Since November 2019, the price of approximately 30% of Grundartangi’s power requirements has been linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe. As of December 31, 2020, we had entered into financial contracts to fix the forward price of approximately 80% and 50% of Grundartangi's Nord Pool based power requirements for the years ending December 31, 2021 and December 31, 2022, respectively. We may enter into further similar financial contracts in the future.
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
Mt. Holly. CASC is currently party to both a power agreement with a third-party supplier (providing 75% of Mt. Holly's power) and Santee Cooper (providing 25% of Mt. Holly's power) to supply the Mt. Holly smelter with all its power needs. Both of these power agreements were set to expire on December 31, 2020 but were extended through March 31, 2021 as we finalize a new, three-year power arrangement with Santee Cooper that is expected to be effective April 1, 2021. It is expected under the new power contract with Santee Cooper, 100% of Mt. Holly's electrical power requirements will be supplied from

Santee Cooper's generation at cost of service based rates. The new contract with Santee Cooper is expected to provide sufficient energy to allow the smelter to increase its production to 75% of Mt. Holly's full production capacity. If we are unable to finalize this proposed new power contract with Santee Cooper and obtain all necessary government approvals, we may choose, or be forced, to further curtail operations at the plant. See Item 1A. Risk Factors.
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
Employees and Human Capital Resources
We believe our employees are key to achieving our business goals and growth strategy. As of December 31, 2020, we had 2,078 employees. Of these, 1,392 were domiciled in the United States, 72 in the Netherlands and 614 in Iceland.
Health, Safety and Wellness. Nothing is more important than the health and safety of our employees and the members of the communities in which we do business. We continuously assess the risks our employees face at our operations and we work to mitigate those risks through frequent training and other preventative safety and health programs. We strive for zero injuries and accidents, to foster systems and processes aimed to continuously improve our health and safety performance and to integrate risk management relating to health and safety into all aspects of our operations. We emphasize the importance of safety goals by including safety performance as one of the metrics for determining payouts under our annual incentive awards to our executives. The safety focus of the Company is evident in our approach to the COVID-19 pandemic. During this time, we have taken, and continue to take, measures to protect the health and safety of our employees during the pandemic, including requirements regarding wearing masks, social distancing, cleaning sanitation procedures, and temperature checks. We have also developed and implemented protocols across our operations to address actual and suspected COVID-19 cases and potential exposure of our employees.
Compensation and Benefits. The Company's non-union employees are all eligible to participate in the Company paid health, vision, dental, life, prescription and long-term disability insurance plans. The Company also provides employees with paid supplemental life and accident insurance plan. The Company offers employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. The Company also offers employees a 401(k) retirement plan with a Company match. As part of our Century Well-being program, and in an effort to encourage employees to participate, Century provides financial incentives to its employees who choose to participate. We also have recently taken steps to strengthen our Century Well-being program and to build a program that is specifically designed for Century employees and the unique health issues they may encounter. At the end of 2020 and beginning of 2021, we have begun efforts to roll out new health benefits at no cost to our employees centered around diabetes management, mental health and substance abuse and counseling, and musculoskeletal conditions.
Diversity and Inclusion. The Company is committed to promoting equal employment opportunity in all of our operations. It is the Company’s policy, specifically noted in the Company’s Code of Ethics, that we do not tolerate discrimination in any form on the basis of race, color, religion, sex, sexual orientation, age, national origin, disability, veteran status or genetic information as defined in the Genetic Information Nondiscrimination Act of 2008, whether or not such discrimination violates law, and to comply fully with all laws prohibiting discrimination and promoting opportunity and advancement in employment. This policy extends to all aspects of employment opportunity including recruitment, hiring, compensation, benefits, promotion, transfer, layoff, recall, reduction in force, termination, retirement, placement, training and all other privileges, terms and conditions of employment.
Talent Development. Recently, we have made significant progress in enhancing our internal performance management and talent management systems in an effort to continue to recognize and promote outstanding employees. We have worked to streamline the process for our employees and ensure that we provide employees with the opportunity to provide input as part of the review process.
Labor Agreements

The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 67% of our total workforce.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2024
Hawesville	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”)	Through April 1, 2021
Sebree	USW	Through October 28, 2023
Vlissingen	Federation for the Metal and Electrical Industry (“FME”)	Through December 1, 2020
Approximately 86% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. The current agreement is effective through December 31, 2024.
100% of Vlissingen’s workforce is represented by FME as Vlissingen is a member of the FME, a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement expired on December 1, 2020 and since such time we have been operating under the terms of the expired agreement while we engage in negotiations regarding the terms of a new labor agreement.
Approximately 58% of our U.S. based workforce is represented by the USW. CAKY's Hawesville employees represented by the USW are under a collective bargaining agreement that expires on April 1, 2021. Century Sebree's employees represented by USW are under a collective bargaining agreement that expires on October 28, 2023.
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

Strong Internal Growth Opportunities. Over the past several years, we have undertaken various expansion programs at all of our operating facilities and continue to pursue additional internal growth opportunities. We are currently in the process of a multi-year project at Hawesville to restart previously curtailed capacity, rebuild two potlines that we had continued to operate past their expected life cycle, and implement new technology across all production. Through December 31, 2020, we have rebuilt or restarted 200,000 tonnes of production (Hawesville's current production capacity) and can restart another 50,000 tonnes of production capacity in the future. At Sebree, in 2019, we expanded the smelter’s overall output by adding 20,000 tonnes of additional secondary (scrap reprocessing) capacity. At Mt. Holly, the new power contract with Santee Cooper is expected to provide sufficient energy to allow the smelter to increase its production to 75% of Mt. Holly's full production capacity.

At our Grundartangi, Iceland smelter, we are in the process of a multi-year project that has brought Grundartangi's annual primary aluminum production capacity to current capacity of approximately 317,000 tonnes of primary aluminum and is expected to ultimately increase annual production capacity to approximately 325,000 tonnes. At Vlissingen, we have completed a variety of expansion projects and efficiency programs in order to more than double the plant's production capacity. With these expansion projects and efficiency programs in place, we expect Vlissingen to be able to supply approximately 93% to 98% of Grundartangi’s carbon anode requirements at current production levels.

We continue to pursue additional internal growth opportunities to maximize efficiencies and improve overall performance.
Duty Free Access to our Major Customer Markets. Our facilities benefit from international and national trade laws and regulations. For example, the European Union imposes import tariffs on primary aluminum from producers outside the European Economic Area (the "EEA"), which includes Iceland, and the U.S. currently imposes a 10% tariff on certain primary aluminum imports into the United States. Our U.S. and Icelandic businesses currently access these respective markets duty-free which provides us with an advantage over our competitors who sell into these markets under these tariff regimes.
Close Proximity to our Major Customers. Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest premium and providing a competitive advantage in freight costs over our competitors. The proximity to our customers also allows us to deliver a portion of our Kentucky production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers. In Iceland, our proximity to European markets provides a competitive advantage for Grundartangi, allowing us to capture the European Duty Paid Premium and other logistical benefits compared to our competitors outside the EEA.
Access to Market Power. Our Kentucky operations benefit from market-based power contracts that provide electricity to these operations at competitive prices. Since November 2019, the price of approximately 30% of Grundartangi’s power requirements has been linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain areas of Europe. Approximately 70% of the power requirements for our Grundartangi plant is indexed to the price of primary aluminum, which reduces our exposure to power price fluctuations and provides a natural hedge against movements in the aluminum price.

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

Sustainability. Our Natur-Al™ aluminum produced at our Grundartangi, Iceland smelter has one of the lowest carbon footprints in the industry due to Grundartangi’s access to clean hydroelectric and geothermal power sources. Our Grundartangi smelter has also been certified against the Aluminium Stewardship Initiative (ASI) Performance Standard for responsible production, sourcing and stewardship of aluminum. In addition to providing additional value to our customers, our low carbon footprint in Iceland mitigates our exposure to current or future carbon regulations.
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

Government Regulations
Our facilities and operations are subject to various laws and regulations in the countries in which we operate, including, but not limited to, environmental laws and regulations.  We have spent, and expect to continue to spend, significant amounts for compliance with those various laws and regulations, including environmental laws and regulations.  In addition, some of our past manufacturing activities or those of our predecessors have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that compliance with existing laws and regulations has not had a material adverse effect upon our capital expenditures, earnings and our competitive position. Furthermore, we believe, based on currently available information, that our current liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our contingencies can be found in Note 15. Commitments and Contingencies to the consolidated financial statements included herein.
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

Item 1A. Risk Factors

The following describes certain of the risks and uncertainties we face that could materially and adversely affect our business, financial condition and results of operation, and cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements.  These risk factors should be considered together with the other risks and uncertainties described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein.  This list of material risk factors is not all-inclusive or necessarily in order of importance.

Risk Related to our Industry and Business

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

The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors, political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. A deterioration in global economic conditions or a worldwide financial downturn also has the potential to adversely affect future demand and prices for aluminum. Geopolitical uncertainty of any kind, including the United Kingdom’s exit from the European Union (commonly referred to as Brexit), major public health issues (such as an outbreak of a pandemic or epidemic like the novel coronavirus COVID-19) or other unexpected events have the potential to negatively impact business confidence, potentially resulting in reduced global or regional demand for aluminum and increased price volatility.  Such events may also impact prices by causing disruptions in our operations, supply chain, or workforce.

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

Excess capacity and overproduction of aluminum products may materially disrupt world aluminum markets causing price deterioration which, in turn, could adversely impact our sales, margins and profitability.

Global aluminum prices have been significantly depressed in recent years primarily due to large amounts of excess capacity and overproduction in China and other regions. Significant portions of global aluminum production would not be possible without financial and other support and incentives from governments and state-owned entities. This oversupply has caused global aluminum prices to be adversely impacted. Overproduction and the export of heavily subsidized aluminum products may result in depressed prices and, in turn, have a material adverse impact on our operating results, sales, margins and profitability.

Increases in energy costs adversely affect our business, financial position, results of operations and liquidity.

Electrical power represents one of the largest components of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.

In the U.S., our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts, and our Mt. Holly plant currently receives 75% of its electricity requirements under a market-based electricity contract that is set to expire March 31, 2021. Since November 2019, the price of approximately 30% of Grundartangi’s power requirements has been linked to the market price for power in the Nord Pool power market, which exposes us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of primary aluminum. For example, extreme weather events in mid-February 2021 across the United States resulted in increases to power prices for our Kentucky plants, which could have an adverse effect on our results in the first quarter of 2021. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of primary aluminum. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and energy prices not tied to corresponding increases in the LME price could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Disruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including, but not limited to, unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts, natural disasters, weather events or other catastrophic events.  Our market-based power supply arrangements further increase the risk that disruptions in the supply of electrical power to our domestic operations could occur. Under these arrangements, we have greater exposure to transmission line outages, problems with grid stability and limitations on energy import capability. An alternative supply of power in the event of a disruption may not be feasible.

Power disruptions have had a material negative impact on our results of operations in the past. An equipment failure at our Sebree smelter in May 2018, for example, caused us to lose power to one of the three potlines at Sebree and forced us to temporarily stop production from that potline. We operate our smelters at close to peak amperage.  Accordingly, even partial failures of high voltage equipment could affect our production. Disruptions in the supply of electrical power that do not result in production curtailment could cause us to experience pot instability that could decrease levels of productivity and incur losses.

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

The global markets in which we operate have been impacted by the recent COVID-19 pandemic. Our business could be adversely affected by the COVID-19 pandemic or other health pandemics, epidemics or similar public health threats in the future.

Our operating results depend on the market for primary aluminum which can be volatile and subject to many factors beyond our control. The COVID-19 pandemic has disrupted the global economy and created significant volatility in the primary aluminum industry. Such adverse impacts to the global market include the drop in the LME price for primary aluminum to $1,457 in April 2020 from $1,772 at the start of 2020. However, we have seen some measurable improvement in the global market for aluminum along with an increase in the price for our product and a return to more stability in the market in which we operate in recent months. The LME price for primary aluminum averaged $1,702 per tonne for 2020 as compared to an average of $1,792 for 2019, due in part to the impacts that COVID-19 had on the LME price during 2020. Because we sell our product on a one- to three-month lag to current prices, our results reflect the LME price on this one to three month lag basis. Future deterioration in economic conditions and global markets arising from the COVID-19 pandemic could materially and adversely affect future demand and prices for aluminum which could have a material adverse effect on our financial condition and liquidity.

Our business also depends on the ability of our employees to travel to our aluminum smelting facilities and operate our facilities. Since the outbreak of COVID-19, we have implemented several new policies and procedures to protect the health and safety of our workforce. We restricted both personal and business travel for a period of time during the pandemic, implemented continuous disinfecting of our workplaces, and set up employees whose jobs allow them to work remotely. We have advised all of our employees in proper care and hygiene to prevent the spread of the virus. While these measures serve to reduce the possibility of transmission of the virus within our workplaces, they do not assure that our employees will not contract the virus or bring it into the workplace. Were such an event to be widespread enough, our operations could be disrupted to varying degrees up to and including a shutdown, which could have a material adverse effect on our business, outlook, financial condition, results of operations and liquidity.

The COVID-19 pandemic could also interfere with general commercial activity related to our supply chain and customer base, which could have an adverse effect on our financial condition and operational results. Raw material suppliers, including those we currently use, may not be available or may be delayed in shipments to us, impacting our ability to deliver our products to our customers thereby negatively impacting our operational results and financial condition. Further, if our customers’ businesses are similarly affected, they might delay, reduce or even eliminate purchases from us, which could adversely affect our results of operations.

The COVID-19 pandemic has also created substantial uncertainty and volatility in the financial markets which may impact our ability to access capital and the terms under which we can do so. Our ability to pay interest on and to repay or refinance our debt will depend upon our access to financial markets or other alternative sources of liquidity and future operating performance, any of which may be negatively impacted by the effects of the COVID-19 pandemic.

The ultimate severity, magnitude and duration of COVID-19 is uncertain, rapidly changing and hard to predict. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, such as the ultimate duration and scope of the outbreak, the availability and distribution of vaccines domestically and globally, the spread and rise of any different variants of the COVID-19 virus, the pandemic’s impact on our customers and suppliers, how quickly normal economic conditions, operations, and the demand for our products can resume, and whether the pandemic leads to recessionary conditions in any of our key markets or in global markets generally. The potential future impact of the COVID-19 pandemic on our business, results of operations and financial performance is difficult to predict and will depend on future developments, and such effects could exist for an extended period of time. While we expect the COVID-19 pandemic to continue to impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related impact to our business cannot be reasonably estimated at this time.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.

Curtailment of aluminum production at our facilities could have a material adverse effect on our business, financial position, results of operations and liquidity.

The continued operation of our smelters depends on the market for primary aluminum and our underlying costs of production. There can be no assurance that future deterioration in the price of aluminum or increases in our costs of production, including power, will not result in additional production curtailments at our smelters.

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

If we are unable to enter into a new power arrangement for Mt. Holly and/or obtain necessary government approvals, we may choose, or be forced, to further curtail operations at the Mt. Holly plant.

CASC is currently party to both a power agreement with a third-party supplier (providing 75% of Mt. Holly's power) and Santee Cooper (providing 25% of Mt. Holly's power) to supply the Mt. Holly smelter with all its power needs. Both of these power agreements were set to expire on December 31, 2020 but were extended through March 31, 2021 as we finalize a new three-year power agreement with Santee Cooper that is expected to be effective April 1, 2021. It is expected that under the new power contract with Santee Cooper, 100% of Mt. Holly's electrical power requirements will be supplied from Santee Cooper's generation at cost of service-based rates. The new power with Santee Cooper is expected to provide sufficient energy to allow the smelter to increase its current production to 75% of Mt. Holly's full production capacity. There can be no assurance, however, that we will be successful in finalizing this proposed agreement with Santee Cooper or obtaining all governmental approvals needed in connection therewith. We issued a Working Adjustment and Retraining Notification Act (WARN) Notice to employees at Mt. Holly in October 2020, which has since been extended through March 31, 2021, of our intent to curtail plant operations if the smelter cannot secure a new power arrangement with Santee Cooper to delivery energy to the plant. If we are unable to secure and finalize this new power agreement with Santee Cooper and obtain all necessary governmental approvals for Mt. Holly, we may choose, or be forced, to further curtail operations at the plant.

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

The restart of curtailed capacity at our Mt. Holly smelter upon the finalization of the new power agreement with Santee Cooper is subject to certain risks and uncertainties.

Upon finalization of the proposed new, three-year agreement with Santee Cooper for power at our Mt. Holly smelter and receipt of all necessary governmental approvals, we plan to restart capacity at Mt. Holly that had been previously curtailed. The new power contract with Santee Cooper is expected to provide sufficient energy to allow the smelter to increase its current production to 75% of Mt. Holly's full production capacity. The decision to move forward with this restart is based on certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, raw materials and premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the Mt. Holly restart project uneconomic and we may decide at any time not to continue to fund this investment.

There can be no assurance that we will be able to restart capacity at Mt. Holly within our projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of the project, delay the project or render the project not feasible. Our ability to finance the project could also be impacted by our cash position and results of operations. Any delay in the completion of the project, unexpected or increased costs or inability to fund the project could have a material adverse effect on our business, financial position, results of operations and liquidity.

The restart of production at our Hawesville smelter is subject to certain risks and uncertainties.

We are currently in the process of a multi-year project at our Hawesville, Kentucky aluminum smelter to restart previously curtailed capacity, rebuild two potlines that we had continued to operate past their expected life cycle, and implement new technology across all production. In early 2019, we completed the first phase of this project, which involved restarting production on the three potlines that had been curtailed since 2015 and upgrading the cell technology on these potlines. The second phase of the project involves the rebuilding of the pots from the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. These two potlines were taken out of production in February and September 2019, respectively. The rebuild of the first of these potlines was completed in the second quarter of 2020. With the restart of this potline, the Hawesville smelter is currently operating at approximately 80% production capacity. The rebuild of the fifth and final potline at Hawesville is expected to be completed over the next several years, subject to market conditions. The decision to continue with the Hawesville restart project is based on certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, raw materials and premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the Hawesville restart project uneconomic and we may decide at any time to discontinue the unfinished portions of the project.

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

Increases in our raw material costs and disruptions in our supply could adversely affect our business.

Our business depends upon the adequate supply of alumina, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes and cathodes and other raw materials. For some of these production inputs, such as alumina, coke and pitch, we do not have any internal production and rely on a limited number of suppliers for all of our requirements. Many of our supply agreements are short term or expire in the next few years. There is no assurance that we will be able to renew such agreements on commercially favorable terms, if at all. Certain of our principal raw materials are commodities for which, at times, availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, weather conditions and other transportation delays, major force majeure events, pandemics, tariffs, sanctions and currency exchange rates. Because we rely on a limited number of suppliers, if our suppliers cannot meet their contracted volume commitments or other contractual requirements, it may be difficult for us to source our raw materials from alternative suppliers at commercially reasonable prices or within the time periods required by our operations. If we are unable to source from alternative suppliers, we could be forced to curtail production or use raw materials that do not meet our requirements, which could cause inefficiencies in our operations, increase costs or impact our production capabilities, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are also exposed to price risk for each of these commodities. For example, the pricing under certain of our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. During 2018, for example, external events in the alumina markets, including the partial curtailment of the Alunorte alumina refinery in Brazil due to environmental concerns following severe weather and U.S. sanctions impacting UC Rusal’s ability to supply alumina to the market, caused significant price volatility. As a result of these events, the alumina index price reached a high of $710 per tonne in April 2018 compared to an average price of $271 per tonne for 2020 and $332 per tonne for 2019. From time to time, we manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the LME price of aluminum.

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

From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken expansion projects at our Sebree, Hawesville, Grundartangi and Vlissingen facilities and are set to begin another project at Mt. Holly upon finalization of the new power agreement. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, regulatory and labor-related factors. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our failure to maintain satisfactory labor relations could adversely affect our business.

The bargaining unit employees at our Grundartangi, Hawesville, Sebree and Vlissingen facilities are represented by labor unions, representing approximately 67% of our total workforce as of December 31, 2020. Our Grundartangi labor agreement is effective through December 31, 2024. Our Vlissingen labor agreement expired on December 1, 2020. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations regarding the terms of a new agreement. Our Hawesville and Sebree labor agreements are scheduled to expire April 1, 2021 and October 28, 2023, respectively.

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

We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2020, we derived approximately 76% of our consolidated net sales from two major customers and we currently have agreements in place to sell a substantial portion of our 2021 production to these same customers. We expect that the rest of our 2021 customer base will remain fairly concentrated among a small number of customers under short-term contracts.

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

Unpredictable events may interrupt our operations, which may adversely affect our business.

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

Our market-based power supply arrangements further increase the risk that unpredictable events could lead to changes in the price and/or availability of market power which could significantly impact the profitability and viability of our operations. For example, extreme weather events in mid-February 2021 across the United States resulted in increases to power prices for our Kentucky plants after the occurrence of such events, which could have an adverse effect on our results in the first quarter of 2021. Power generation curtailments, transmission line outages, or limitations on energy import capability that arise from such unpredictable events could also increase power prices, disrupt production or force a curtailment of all or part of the production at our facilities. In addition, unpredictable events that lead to power cost increases may adversely affect our financial condition, results of operations and liquidity.

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

We engage in hedging transactions which involve risks that could have a material adverse effect on our business, financial position and liquidity.

As a global producer of primary aluminum, our business is subject to risk of fluctuations in the market prices of primary aluminum, power and foreign currencies, among other things. Therefore, from time to time, we may seek to manage our exposure to these risks through entering into different types of hedging arrangements designed to reduce such risk exposure. However, there can be no assurance that our hedging activities will successfully reduce our risk exposure to these factors. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position. Further, we may be required to use a significant amount of liquidity to satisfy collateral margin calls required by our hedging counterparties. Utilizing liquidity to satisfy collateral margin calls may have an impact on the liquidity we have available for our operations and lead to adverse impacts on our financial position

Risks Related to Indebtedness and Financing

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

As of December 31, 2020, we had an aggregate of approximately $315.9 million of outstanding debt (including $250.0 million aggregate principal amount of senior secured notes due July 1, 2025). Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Our industrial revenue bonds ("IRBs") and borrowings on our U.S. and Iceland revolving credit facilities as well as the term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan") are currently at variable interest rates, and future borrowings required to fund working capital at our businesses, capital expenditures, acquisitions, or other strategic opportunities may be at variable rates, which exposes us to interest rate risk. An increase in interest rates would increase our debt service obligations under our existing debt instruments and potentially any future debt instruments, further limiting cash flow available for other uses. Any increase in interest rates could adversely affect our borrowing costs, financial condition and results of operations.

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

Risks Related to Cybersecurity

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

Risks Related to Legal, Regulatory and Compliance Matters

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

For example, electricity represents our single largest operating cost and the availability of electricity at competitive prices is critical to the profitability of our operations.  Some of the power we purchase in the United States is generated at coal-based power plants, which have been, and are likely to continue to be, significantly impacted by these regulations, including the Paris Agreement, which the United States re-entered on February 19, 2021.  Any resulting increase in our operating costs could have a material adverse effect on our business, financial position, results of operations and liquidity.  Even small increases in power prices could have a disproportionate impact on our business if such price increases are not supported by then current aluminum prices.

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

We are subject to various foreign, federal and state laws that regulate the protection of the health and safety of our workers. Changes in existing laws, possible future laws and regulations or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures or impose restrictions on our operations. For example, we are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”). On January 9, 2017, OSHA published a new standard for workplace exposure to beryllium, contained in alumina. The new standard would, among other things, lower the permissible exposure limits and establish new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and recordkeeping, among others. Companies are required to comply with various elements of the new standard between March 2018 and March 2020; however, we filed a petition with the U.S. Court of Appeals for the Eighth Circuit to review the final rule and entered into negotiations with OSHA regarding certain changes to the rule and its application to us. In September 2020, we reached an agreement with OSHA resolving this litigation and addressing all issues related to compliance with the beryllium standard. Failure to comply with applicable laws and regulations that regulate the protection of the health and safety of our workers, including the beryllium standard, may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on our business and results of operations.

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

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $1,572.9 million which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

Risks Related to Acquisitions

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

Risks Related to Stock Ownership in the Company
Glencore may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.

Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred Stock. In addition, one of our five directors is a Glencore employee. During the year ended December 31, 2020, we derived approximately 64% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2021. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. Because of the interests described above, Glencore may have substantial influence over our business, and, to the extent of their ownership of our common stock, on the outcome of any matters submitted to our stockholders for approval.

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
Item 2. Properties
Our principal executive office is located at 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606. We own and operate aluminum smelters in the United States and Iceland. We also own a carbon anode production facility located in the Netherlands. We lease certain of our facilities under long-term operating leases, however we do not believe that this fact materially affects the continued use of these properties. We believe all of our facilities are suitable and adequate for our current operations.  Our significant properties are listed below. Additional information about the location and productive capacity of our facilities is available in the "Overview" section of Item 1. Business.

Facility	Ownership
Hawesville	100% Owned
Sebree	100% Owned
Mt. Holly	100% Owned
Grundartangi	Facility 100% owned; long-term ground lease
Helguvik	Facility 100% owned; long-term ground lease
Vlissingen	Facility 100% owned; long-term ground lease
Chicago Corporate Office	Long-term office lease

Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2020, refer to Note 15. Commitments and Contingencies to the consolidated financial statements included herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of February 18, 2021, there were 94 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2020 or 2019.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Aluminum Total Return Index.  These comparisons assume the investment of $100 on December 31, 2015 and the reinvestment of dividends.

500
400
300
200
100
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Century Aluminum
Dow Jones Index
S&P 500 Index

Comparison of Cumulative Total Return to Stockholders from December 31, 2015 through December 31, 2020

As of December 31,	2015	2016	2017	2018	2019	2020
Century Aluminum Company	$100	$194	$444	$165	$170	$250
Dow Jones U.S. Aluminum Total Return Index (1)	100	111	212	105	85	97
S&P 500 Index	100	112	136	130	171	203
(1) The Dow Jones U.S. Aluminum Total Return Index replaces the Morningstar Aluminum Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019.

Issuer Purchases of Equity Securities during the three months ended December 31, 2020

There were no issuer purchases of equity securities during the three months ended December 31, 2020. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data and notes thereto.

	Year Ended December 31,
	2020 (6)	2019 (5)	2018	2017 (4)	2016 (1) (4)
	(dollars in millions, except per share amounts)
Net sales	$1,605.1	$1,836.6	$1,893.2	$1,589.1	$1,319.1
Gross profit (loss)	(36.5)	(23.9)	(22.9)	131.3	(6.1)
Operating income (loss)	(80.5)	(72.1)	(59.0)	97.2	(227.9)
Net income (loss)	(123.3)	(80.8)	(66.2)	48.6	(252.4)
Earnings (loss) per share:
Basic and Diluted	$(1.38)	$(0.91)	$(0.76)	$0.51	$(2.90)

Total assets	$1,399.6	$1,499.7	$1,537.5	$1,581.6	$1,540.3
Total debt (2)	315.9	301.0	279.7	256.0	255.5
Long-term debt obligations (3)	288.1	269.2	248.6	248.2	247.7

Other information
Primary aluminum shipments, in tonnes:
Direct	811,176	811,244	749,850	743,198	687,700
Toll	—	—	—	—	46,125
Average price per tonne:
Direct shipments	$1,918	$2,184	$2,505	$2,126	$1,825
Toll shipments	—	—	—	—	1,172
LME	1,702	1,792	2,110	1,968	1,604
Midwest premium	267	396	420	199	169
European Duty Paid premium	126	142	164	148	132

(1)In 2016, the Helguvik project in Iceland was determined to be impaired and charges of $152.2 million were recorded.
(2)Total debt includes all long-term debt obligations and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, current portion of the Hawesville Term Loan, borrowings under our revolving credit facilities and the IRBs.
(3)Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of the long-term debt.
(4)As adjusted due to the adoption of ASU 2017- 07 "Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost."
(5)In 2019, we recognized a loss of $4.3 million related to the sale of our 40% interest in Baise Haohai Carbon Co., Ltd. ("BHH"). This is reflected in 2019 net income (loss).
(6)In 2020, we recognized a $1.2 million loss on the early extinguishment of our 7.5% senior secured notes due June 2021. This is reflected in 2020 net income (loss).

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
The COVID-19 pandemic has disrupted the global economy and created significant volatility in the primary aluminum industry. Such adverse impacts to the global market include the drop in the LME price for primary aluminum to $1,457 in April 2020 from $1,772 at the start of 2020. However, we have seen some measurable improvement in the global market for primary aluminum along with an increase in the price for our product and a return to more stability in the market in which we operate in recent months. The LME price for primary aluminum averaged $1,702 per tonne for 2020 as compared to an average of $1,792 for 2019, due in part to the impacts that COVID-19 had on the LME price during 2020. Because we sell our product on a one- to three-month lag to current prices, our results reflect the LME price on this one to three month lag basis. Customer demand for value-added aluminum products and, in turn, the product premium we receive for such products, also have generally returned to first quarter 2020 levels after having been negatively impacted by the COVID-19 pandemic. Decreases in the prices of our products have also been partially offset by decreases in the prices of our key cost inputs.
We have taken actions to mitigate the financial impact of the COVID-19 pandemic, including reducing discretionary spending, optimizing working capital and deferring non-essential capital projects. The potential future impact of the COVID-19 pandemic on our business, results of operations and financial performance is difficult to predict and will depend on future developments, and such effects could exist for an extended period of time. See Item 1A. Risk Factors for additional information on the potential risks associated with the COVID-19 pandemic.
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

The historic volatility of the price of aluminum is reflected in the chart below:

Historical LME, Midwest Transaction and European Duty Paid Price
U.S. Dollars per tonne
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
2016
2017
2018
2019
2020
European Duty Paid (LME price, plus European duty-paid premium)
Midwest Transaction (LME price, plus Midwest premium)
LME price for primary aluminum

The average LME price for primary aluminum was $1,702 per tonne in 2020, compared to $1,792 per tonne in 2019, and $2,110 in 2018. The average MWP price was $267 per tonne in 2020 compared to $396 per tonne in 2019 and $420 per tonne in 2018. The average European Duty Paid premium was $126 per tonne in 2020 compared to $142 per tonne in 2019 and $164 per tonne in 2018. We did see a decline in LME, MWP, and European Duty Paid premium prices beginning in the first half of 2020, with the LME price for primary aluminum falling from $1,772 per tonne, MWP price of $320 per tonne, and European Duty Paid premium price of $140 per tonne as of January 2, 2020 to $1,433, $176, and $98, respectively by May 15, 2020. There were improvements in the global markets through the second half of 2020 resulting in an increase in LME, MWP and European Duty Paid premium prices by the end of 2020, with the LME price for primary aluminum at $1,978 per tonne, MWP price at $323 per tonne and European Duty Paid premium at $150 per tonne as of December 31, 2020.

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
Alumina and electrical power represent the two largest components of our cost of goods sold. As a result, the availability of these cost components at competitive prices is critical to the profitability of our operations. The pricing under our alumina supply contracts is variable. A major portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance and other factors outside of our control.  Various external events in the alumina markets during 2018 caused significant increases in the price of alumina resulting in the ratio of alumina prices to aluminum prices to well exceed historical levels, which persisted throughout 2018 and much of 2019. By the end of 2019, the relationship between alumina and aluminum prices returned to historical levels following the resolution of these supply dislocations and remained stable during 2020. The average market alumina index price as a percentage of market LME price per tonne for 2020 was 16% compared to 19% for 2019 and 22% for 2018.

Electrical power is our other largest operating cost. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements. In the U.S., market-based energy prices are driven in large part by coal, natural gas, wind, and other fuel sources, as well as weather influenced electric loads. Extreme weather events, such as that experienced in mid-February 2021 throughout the United States, can result in power outages and/or significant increases in demand, which can result in significant increased power costs incurred in our operations.
Our Mt. Holly aluminum smelter is currently party to both a power agreement with a third party supplier (providing 75% of Mt. Holly's power) and with Santee Cooper (supplying 25% of Mt. Holly's power) to supply the Mt. Holly smelter with all its power needs. Both of these power agreements were set to expire on December 31, 2020 but were extended through March 31, 2021 as we finalize a new, three-year power arrangement with Santee Cooper that is expected to be effective April 1, 2021. It is expected that under the new power contract with Santee Cooper, 100% of Mt. Holly's electrical power requirements will be supplied from Santee Cooper's generation at cost of service based rates. The new contract with Santee Cooper is expected to provide sufficient energy to allow the smelter to increase its current production to 75% of Mt. Holly's full production capacity. If we are unable to finalize this proposed new power contract with Santee Cooper and obtain all necessary government approvals, we may choose, or be forced, to further curtail operations at the plant. See Item 1A. Risk Factors.
In Iceland, approximately 70% of the power requirements for our Grundartangi plant is indexed to the price of primary aluminum, which provides a natural hedge of one of our largest production costs. Since November 2019, the price of the remaining 30% of Grundartangi’s power requirements has been linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe.
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
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2020	495,433	$985.3	315,743	$570.8	811,176	$1,556.1
2019	495,096	1,143.8	316,148	628.3	811,244	1,772.1
2018	428,389	1,126.4	321,461	752.3	749,850	1,878.7
(1) Excludes scrap aluminum and alumina sales
Results of Operations
The following discussion for the year ended December 31, 2020 reflects restart activity at Hawesville and no change in production capacities at our other operating facilities.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net sales: Net sales (excluding alumina sales) decreased by $220.2 million for the twelve months ended December 31, 2020, compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $188.6 million and unfavorable volume and product mix of $31.6 million.

Gross profit (loss): Gross loss increased by $12.6 million for the twelve months ended December 31, 2020, compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $188.6 million. The increases to gross loss were offset by favorable raw material price realizations of $178.6 million.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased $3.9 million in 2020 compared to 2019, primarily due to decreases in compensation cost in the current year, partially offset by increases in professional fees.

Net (gain) loss on forward and derivative contracts: In 2020, we recognized losses of $17.3 million primarily related to LME, MWP and Nord Pool fixed forward financial sales contracts. The losses were primarily driven by fluctuations in forward prices. In 2019, we had recognized gains of $12.0 million primarily related to LME and MWP fixed forward financial sales contracts. The gains were primarily driven by decreases in the LME and MWP prices during 2019.
Income tax expense (benefit): We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. We recognized a $3.1 million income tax benefit in 2020 as compared to income tax benefit of $8.4 million in 2019. The decrease in income tax benefit year over year primarily relates to an increase in earnings of certain of our foreign entities.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net sales: Net sales for the twelve months ended December 31, 2019 decreased $56.6 million compared to the same period in 2018, driven by lower price realizations of $249.5 million primarily resulting from decreases in the LME price offset by $136.2 million in favorable volume and product mix year over year.
Gross profit: Gross profit for the twelve months ended December 31, 2019 decreased $1.0 million compared to the same period in 2018, driven primarily by lower price realizations of $249.5 million due to decreases in the LME. The decrease to gross profit is offset by favorable price realizations of alumina and other raw materials of $170.7 million, power price realizations of $47.2 million, volume and product mix of $24.2 million, and operating expenses of $5.6 million.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased $7.2 million in 2019 compared to 2018, primarily due to increases in compensation cost in the current year (favorable stock compensation expense in 2018, reflecting our lower stock price).

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
Income tax expense (benefit): We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. We recognized an $8.4 million income tax benefit in 2019 as compared to income tax benefit of $0.2 million in 2018. The increase in income tax benefit year over year primarily relates to a decrease in earnings of certain of our foreign entities.

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

We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of December 31, 2020, we had cash and cash equivalents of approximately $81.6 million and unused availability under our revolving credit facilities of $100.6 million, resulting in a total liquidity position of approximately $182.2 million.

Adverse changes in the price of aluminum or our principal costs of production could materially impact our ability to generate and raise cash. Furthermore, the COVID-19 pandemic could continue to impact the economy which may impact the price of our products as well as our ability to access capital and/or the terms under which we can do so. In 2020, we took preemptive action to preserve our liquidity and manage our cash flow. Such actions include reducing discretionary spending, optimizing working capital and deferring non-essential capital projects. To preserve liquidity in light of the uncertainty in the global markets due to COVID-19, in March 2020, we drew down a total of $90.0 million under our U.S. and Iceland revolving credit facilities. We have since repaid $45.0 million on our U.S. revolving credit facility. As of December 31, 2020, the remaining outstanding borrowings on the Iceland revolving credit facility were $45.0 million. We also effectively extended the maturities of our principal debt obligations. On July 1, 2020, we issued $250.0 million in aggregate principal amount of our senior secured notes that will mature in 2025 (the "2025 Notes") and used the proceeds, together with cash on hand, to purchase all of our 7.5% senior secured notes that were set to mature in 2021 (the "2021 Notes"). In connection with the offering of the 2025 Notes, we also entered into Amendment No.1 to our U.S. revolving credit facility extending the maturity date to May 16, 2023. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity. See Item 1A. Risk Factors for additional information.

Available Cash
Our available cash and cash equivalents balance at December 31, 2020 was $81.6 million compared to $38.9 million at December 31, 2019.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the consolidated statement of cash flows for the twelve months ended December 31, 2020, 2019 and 2018 are summarized below:

	Twelve months ended December 31,
	2020	2019	2018
	(dollars in millions)
Net cash provided by (used in) operating activities	$42.9	$17.7	$(69.1)
Net cash (used in) investing activities	(11.8)	(38.8)	(82.9)
Net cash provided by financing activities	13.5	21.1	23.7
Change in cash, cash equivalents and restricted cash	$44.6	$—	$(128.3)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net cash provided by operating activities for 2020 was $42.9 million, compared to $17.7 million for 2019. The increase in net cash provided by operating activities was primarily driven by improvements in working capital. The improvements in working capital were primarily attributable to timing of raw material receipts and the timing of trade receivable collections, offset by increasing raw material prices.

The decrease in net cash used in investing activities during 2020 was due to lower capital expenditures related to Hawesville restart activities and deferral of capital projects in response to COVID-19.

Net cash provided by financing activities decreased by $7.6 million during 2020 primarily due to payments made on our term loan with Glencore Ltd. ("the Hawesville Term Loan"), offset by net borrowings on our U.S. revolving credit facility and Iceland revolving credit facility. Borrowings on our revolving credit facilities are available, if needed, for working capital requirements, general corporate or other purposes.
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

The decrease in net cash used in investing activities was due to lower capital expenditures related to Hawesville restart activities and the receipt of $20.8 million from the sale of our interest in Baise Haohai Carbon Co., Ltd. ("BHH"), a former joint venture with Guangxi Qiangqiang Carbon Co., Ltd. ("GQQ") during 2019.

Net cash provided by financing activities decreased by $2.6 million during 2019 due to lower net borrowings under our U.S. revolving credit facility, offset by proceeds from the Hawesville Term Loan. Borrowings on our U.S. revolving credit facility are short term in nature to fund working capital requirements and are repaid on a continuous basis. Borrowings on our Hawesville Term Loan are required to be paid ratably over 24 months beginning in January 2020 and are used to partially finance the second phase of the Hawesville restart project.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 2018, provides for borrowings of up to $175.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures in May 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility matures in November 2022.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of December 31, 2020, our U.S. revolving credit facility had a borrowing base of $129.9 million, no outstanding borrowings, and $34.3 million in letters of credit outstanding. Of the outstanding letters of credit, $16.2 million related to our power commitments and the remainder are primarily for the purpose of securing secured certain debt and workers’ compensation commitments. As of December 31, 2020, our Iceland revolving credit facility had a borrowing base of $50.0 million and $45.0 million in outstanding borrowings.
As of December 31, 2020, our credit facilities had $100.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $17.5 million, or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S. revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2020, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Senior Secured Notes
We have $250.0 million aggregate principal of senior secured notes that will mature on July 1, 2025 (the "2025 Notes"), unless earlier refinanced in accordance with their terms. Interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of (i) 10.00% per annum in cash and (ii) 2.00% per annum in the form of additional notes or in cash, at Century's option. The indenture governing the 2025 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.

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
Hawesville Term Loan
On April 29, 2019, we entered into a term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021, and is being repaid in 24 equal monthly installments of principal that began on January 31, 2020. The Hawesville Term Loan bears interest, due monthly, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral. As of December 31, 2020, the outstanding balance of the Hawesville Term Loan was $20.0 million.
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between Century Aluminum Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2020, the principal and accrued interest for the contingent obligation was $26.6 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2020 and management’s estimate of the LME forward market beyond the quoted market period, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility.  Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions during the years ended December 31, 2020, 2019 and 2018. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Section 232 Aluminum Tariff
On March 23, 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security by incentivizing the restart of primary aluminum production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense.  In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff, with the exception of imports from Australia, Argentina, Canada, and Mexico or imports that receive a product exclusion from the Department of Commerce.
Other Items
In December 2020, we announced a preliminary agreement with Santee Cooper on a new three year power agreement that is expected to be effective on April 1, 2021. This new power contract is expected to provide sufficient energy to allow the smelter to increase its production to 75% of Mt. Holly's full production capacity. We anticipate spending approximately $50.0 million in 2021 to bring Mt. Holly's annualized production capacity to 170,000 tonnes. For certain risks related to the anticipated restart, see Item 1A. Risk Factors.
In March 2018, we announced our intention to return our Hawesville smelter, which since 2015 had been operating at approximately 40% capacity, to full production and upgrade its existing reduction technology. The first phase of the project, which involved the restart of the three potlines and approximately 150,000 tonnes of production capacity that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. The second phase of the project involves the rebuilding of the pots from the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. These two potlines were taken out of production in February and September 2019, respectively. The rebuild of the first of these potlines was completed in the second quarter of 2020. With the restart of this potline, the Hawesville smelter is currently operating at approximately 80% production capacity, with total project costs to date of approximately $108.3 million. The rebuild of the fifth and final potline and the completion of the technology upgrades is expected to be completed over the next several years, subject to market conditions.
In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018. As of December 31, 2020, we received $19.9 million of insurance proceeds. In January 2021, the claims process was concluded and a final payment of $1.4 million of insurance proceeds was received on January 21, 2021.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2020, 2019, and 2018. As of December 31, 2020, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At December 31, 2020, we had $2.0 million in other current liabilities and $7.5 million in other liabilities related to this agreement.
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
Capital Resources
We intend to finance our future capital expenditures from available cash, cash flow from operations and if necessary, borrowings under our existing revolving credit facilities. For major investment projects, we would likely seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Capital expenditures incurred for the year ended December 31, 2020 were $8.7 million, excluding expenditures of $5.6 million associated with the restart at Hawesville. We estimate our total capital spending excluding the Mt. Holly restart project in 2021 will be approximately $25.0 million, related to our ongoing investment and sustainability projects at our plants.

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

Weighted Average Discount Rate Assumption for:	2020	2019
Pension plans	2.58%	3.26%
OPEB plans	2.34%	3.07%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2020:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(26.7)	$30.4
OPEB plans	(5.6)	5.9
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
Medical cost inflation is initially estimated to be 6.1% and 6.7% for pre and post-65 participants, respectively, declining to 4.5% over ten years and thereafter.  A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2020:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on accumulated postretirement benefit obligation	11.1	(9.4)
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.25% for 2020.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  We have a valuation allowance of $499.4 million recorded for all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2020.
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
Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future sales volumes, future selling prices and estimated raw material and conversion costs, alternative uses for the asset, and estimated proceeds from the disposal of the asset.
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

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(dollars in millions)
Long-term debt (1)	$323	$20	$45	$—	$—	$250	$8
Estimated interest payments (2)	138	32	31	30	30	15	—
Operating lease obligations (3)	44	3	3	3	3	3	29
Purchase obligations (4)	1,557	543	318	256	220	72	148
Other long-term liabilities (5)	22	6	4	6	3	3	—
Total	$2,084	604	401	295	256	343	185

(1)Long-term debt includes principal repayments on our 2025 Notes, Hawesville Term Loan, Iceland Revolving Credit facility, and the IRB.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates. For our contingent obligation, based on the LME forward market prices for primary aluminum at December 31, 2020, we believe that we will not have any payment obligations through the term of the agreement, which expires in 2028.
(2)Estimated interest payments on our long-term debt assume that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2020 rate for that debt continues until the respective due date.  We assume that no interest payments on the contingent obligation will be paid through the term of agreement, see above.
(3)Operating leases include long-term leases for land, office space, automobiles, and mobile equipment.
(4)Purchase obligations include long-term alumina and power contracts, excluding market-based power and raw material requirements contracts.  Purchase obligations not executed or legally binding as of December 31, 2020 have been excluded from this table.  For contracts with LME-based pricing provisions, including our long-term Icelandic power contracts, we assumed an LME price using the LME forward curve as of December 31, 2020.
(5)Other long-term liabilities include asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for spent potliner used in the reduction cells of our domestic smelters.

Material Commitments
We also have outstanding commitments related to pension, supplemental executive retirement benefit ("SERB") plans, OPEB and workers' compensation obligations. As of December 31, 2020, estimated future payments related to these obligations through the year 2030 amount to approximately $186.1 million, $16.5 million, $61.7 million and $9.8 million, respectively.
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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have market-based electrical power agreements pursuant to which EDF and Kenergy purchase electrical power on the open market and pass it through at MISO energy pricing, plus transmission and other costs incurred by them. Through March 31, 2021, 75% of Mt. Holly's electrical power requirements are supplied at rates based on natural gas prices. See Item 1. Business - Key Production Costs - Electrical Power Supply Agreements for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. Since November 2019, the price of approximately 30% of Grundartangi's power requirements has been linked to the market price for power in the Nord Pool power market. From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of year end 2020 and 2019 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2020 and 2019. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Fair Value with 10% Adverse Price Change
	2020	2019	2020	2019
Commodity contracts (1)	$12.8	$19.7	$4.0	$(2.7)
Foreign exchange contracts (2)	2.4	—	(2.5)	—
Total	$15.2	$19.7	$1.5	$(2.7)

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2020	2019	2020	2019
Commodity contracts (1)	$16.7	$3.6	$59.1	$7.1
Foreign exchange contracts (2)	—	0.6	—	1.2
Total	$16.7	$4.2	$59.1	$8.3

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, NYMEX Henry Hub natural gas price swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Long Lived Assets — Refer to Note 1 to the financial statements.
Critical Audit Matter Description
The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that the carrying amount of an asset group including property plant and equipment may not be recoverable. The recorded property, plant, and equipment balance was $880 million as of December 31, 2020. The carrying amount of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Such cash flow models rely on estimates of future selling prices, costs of materials and conversion costs. Changes in those assumptions could have an impact on the conclusions regarding the recoverability of the carrying value of the asset group. The sum of undiscounted cash flows exceeded the carrying value of the long lived asset groups and no impairment charges were recorded.
We identified the Company’s evaluation of property, plant, and equipment for potential impairment as a critical audit matter because of current and prior period operating losses for certain asset groups with temporarily idled capacity and the underlying judgments for selling prices and costs made by management to forecast future cash flows. An increased extent of effort and auditor judgment was required when performing audit procedures for each of the Company’s asset groups where certain production capacity is idled and a history of operating losses is observed.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted selling prices, cost of materials, and conversion costs used by management to test the carrying value of the asset groups for recoverability included the following, among others:
a.We tested the operating effectiveness of controls over management’s analysis to test the recoverability of asset groups

b.We evaluated key assumptions used within the analysis against information obtained from interactions and communications with management
c.We inspected Company budgets and forecasts, including those communicated to the Board of Directors, for consistency with assumptions used in the long lived asset analysis
d.We evaluated the reasonableness of management’s forecasted cash flow model assumptions by comparing:
–Selling prices to publicly available forward pricing for primary aluminum
–Alumina and other raw material costs against available market pricing data and current contractual rates
–Conversion costs against historical costs incurred and understanding of conversion costs used in the cash flow model

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 4, 2021

We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 4, 2021, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that;
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 4, 2021

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2020	2019	2018
NET SALES:
Related parties	$1,025.5	$1,191.6	$1,204.5
Other customers	579.6	645.0	688.7
Total net sales	1,605.1	1,836.6	1,893.2
Cost of goods sold	1,641.6	1,860.5	1,916.1
Gross profit (loss)	(36.5)	(23.9)	(22.9)
Selling, general and administrative expenses	43.5	47.4	40.2
Helguvik (gains) losses	—	—	(4.5)
Other operating expense - net	0.5	0.8	0.4
Operating income (loss)	(80.5)	(72.1)	(59.0)
Interest expense – Hawesville term loan	(1.9)	(2.1)	—
Interest expense	(29.7)	(23.0)	(22.4)
Interest income	0.8	0.8	1.5
Net gain (loss) on forward and derivative contracts	(17.3)	12.0	6.3
Loss on early extinguishment of debt	(1.2)	—	—
Other income (expense) - net	3.5	(1.1)	3.0
Income (loss) before income taxes and equity in earnings of joint ventures	(126.3)	(85.5)	(70.6)
Income tax benefit (expense)	3.1	8.4	0.2
Income (loss) before equity in earnings of joint ventures	(123.2)	(77.1)	(70.4)
Loss on sale of BHH	—	(4.3)	—
Equity in earnings of joint ventures	(0.1)	0.6	4.2
Net income (loss)	$(123.3)	$(80.8)	$(66.2)

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$(1.38)	$(0.91)	$(0.76)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
	Year Ended December 31,
	2020	2019	2018
Comprehensive income (loss):
Net income (loss)	$(123.3)	$(80.8)	$(66.2)
Other comprehensive income (loss) before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.2)	(0.2)	(0.2)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(13.4)	(12.7)	(6.8)
Prior service benefit (cost) arising during the period	—	—	(0.6)
Amortization of prior service benefit (cost) during the period	(3.0)	(4.8)	(7.1)
Amortization of net gain (loss) during the period	8.7	8.9	9.2
Other comprehensive income (loss) before income tax effect	(7.9)	(8.8)	(5.5)
Income tax effect	(1.0)	(1.0)	(1.5)
Other comprehensive income (loss)	(8.9)	(9.8)	(7.0)
Total comprehensive income (loss)	$(132.2)	$(90.6)	$(73.2)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$81.6	$38.9
Restricted cash	2.7	0.8
Accounts receivable - net	51.0	70.1
Due from affiliates	10.3	30.1
Inventories	291.1	320.6
Derivative assets	6.4	14.6
Prepaid and other current assets	12.9	12.2
Total current assets	456.0	487.3
Property, plant and equipment - net	880.4	949.2
Other assets	61.5	62.7
Due from affiliates - less current portion	1.7	0.5
TOTAL	$1,399.6	$1,499.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$106.1	$97.1
Interest payable	15.0	—
Due to affiliates	21.7	32.9
Accrued and other current liabilities	59.4	61.5
Accrued employee benefits costs	10.3	10.4
Hawesville term loan	20.0	20.0
U.S. revolving credit facility	—	4.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	240.3	233.7
Senior notes payable	243.1	249.2
Hawesville term loan - less current portion	—	20.0
Iceland revolving credit facility	45.0	—
Accrued pension benefits costs - less current portion	65.2	60.8
Accrued postretirement benefits costs - less current portion	101.5	100.7
Other liabilities	44.8	42.4
Leases - right of use liabilities	24.3	22.8
Due to affiliates - less current portion	0.1	—
Deferred taxes	89.2	95.1
Total noncurrent liabilities	613.2	591.0
COMMITMENTS AND CONTINGENCIES (NOTE 15)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,530.0	2,526.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(118.8)	(109.8)
Accumulated deficit	(1,779.8)	(1,656.4)
Total shareholders’ equity	546.1	675.0
TOTAL	$1,399.6	$1,499.7
See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2017	$0.0	$0.9	$2,517.4	$(86.3)	$(91.7)	$(1,510.7)	$829.6
Net income – 2018	—	—	—	—	—	(66.2)	(66.2)
Other comprehensive income	—	—	—	—	(7.0)	—	(7.0)
Share-based compensation	—	0.1	5.6	—	—	—	5.7
Conversion of preferred stock to common stock	—	0.0	0.0	—	—	—	—
Balance, December 31, 2018	$0.0	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2
Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net loss – 2019	—	—	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	—	—	(9.8)	—	(9.8)
Share-based compensation	—	0.0	3.4	—	—	—	3.4
Conversion of preferred stock to common stock	—	0.0	0.0	—	—	—	0.0
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net loss – 2020	—	—	—	—	—	(123.3)	(123.3)
Other comprehensive loss	—	—	—	—	(8.9)	—	(8.9)
Share-based compensation	—	0.0	3.5	—	—	—	3.5
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1

*ASU 2018-02. See Note 14. Income Taxes for further information regarding our adoption of ASU 2018-02.

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(123.3)	$(80.8)	$(66.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Lower of cost or NRV inventory adjustment	45.0	18.8	36.5
Unrealized (gains) losses on forward and derivative contracts	15.7	(11.4)	(6.5)
Depreciation and amortization	83.0	83.2	90.1
Helguvik (gains) losses	—	—	(4.5)
Net loss on sale of BHH	—	4.3	—
Loss on early extinguishment of debt	1.0	—	—
Other non-cash items - net	(0.9)	(5.9)	(13.2)
Change in operating assets and liabilities:
Accounts receivable - net	19.1	12.4	(39.4)
Due from affiliates	20.8	(7.1)	(12.4)
Inventories	(15.5)	4.4	(62.8)
Prepaid and other current assets	0.6	2.7	(0.9)
Accounts payable, trade	20.6	(25.2)	30.5
Due to affiliates	(22.4)	22.6	(10.1)
Accrued and other current liabilities	(1.2)	2.7	(11.1)
Ravenswood retiree legal settlement	(2.0)	(2.0)	(2.0)
Other - net	2.4	(1.0)	2.9
Net cash provided by (used in) operating activities	42.9	17.7	(69.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13.4)	(59.6)	(83.0)
Proceeds from sale of property, plant and equipment	1.6	—	0.1
Proceeds from sale of joint venture	—	20.8	—
Net cash (used in) investing activities	(11.8)	(38.8)	(82.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(250.0)	—	—
Proceeds from issuance of debt	243.8	—	—
Borrowings under revolving credit facilities	258.9	388.1	120.1
Repayments under revolving credit facilities	(217.9)	(407.3)	(96.8)
Debt issuance cost	(1.1)	—	—
Debt retirement costs	(0.2)	—	—
Other short-term borrowings	—	3.4	—
Repayment on other short-term borrowings	—	(3.4)	—
Borrowing under Hawesville term loan	—	40.0	—
Repayments under Hawesville term loan	(20.0)	—	—
Issuance of common stock	—	0.3	0.4
Net cash provided by financing activities	13.5	21.1	23.7
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	44.6	—	(128.3)
Cash, cash equivalents and restricted cash, beginning of year	39.7	39.7	168.0
Cash, cash equivalents and restricted cash, end of year	$84.3	$39.7	$39.7

Supplemental Cash Flow Information:
Cash paid for:
Interest	$14.5	$21.8	$19.7
Taxes	0.2	0.5	13.1
Non-cash investing activities:
Capital expenditures	0.9	3.0	8.0

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
As of December 31, 2020, Glencore owns 42.9% of Century’s outstanding common stock (46.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. See Note 2. Related Party Transactions.
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
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for expected losses of $1.0 million at December 31, 2020 and 2019.
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
Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Additions and improvements are capitalized when each asset is placed into service.  Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in Other income (expense) – net.  Maintenance and repairs are expensed as incurred.  Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

Building and improvements     10 to 45 years
Machinery and equipment     5 to 35 years

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Technology and software     3 to 7 years
During 2020, we continued our efforts to restart the curtailed capacity at our Hawesville facility and completed the rebuild of the first of the two potlines that we continued to operate past their expected life cycle. The rebuild of the fifth and final potline and the completion of the technology upgrades are expected to be completed over the next several years subject to market conditions. The nature, size and scope of this effort represents a discrete construction project. All associated costs that meet the capitalization criteria have been and will continue to be capitalized as a component of property, plant and equipment.
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
Leases — We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset which we have the right to control. We have made a policy election not to separate lease and non-lease components within contracts. We have also elected not to recognize the impact of short term leases in the right of use asset ("ROUA") and right of use liability ("ROUL") balances. Short term leases are leases that have a lease term less than one year and do not include a purchase option.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Derivative and hedging instruments are recorded in due from affiliates, derivative assets, other assets, due to affiliates, accrued and other current liabilities and other long term liabilities in the consolidated balance sheets at fair value. We value our derivative and hedging instruments using quoted market prices and other significant unobservable inputs.

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
Concentrations of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables.  Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers and collectability of our trade receivables and recognize an allowance based on our estimate of lifetime expected credit losses in accordance with the current expected credit loss ("CECL") model.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Recently Adopted Accounting Standards
On January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” The ASU added an impairment model known as the CECL model, which is based on expected losses rather than incurred losses. The CECL model is applicable to our receivables, both from related parties and third-party customers related to the sale of primary aluminum (collectively, “trade receivables”). We do not have any other financial instruments or assets to which the CECL model applies. The adoption of the CECL model did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2020, we adopted FASB ASU 2018-13, “Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement” which changed the fair value measurement disclosure requirements of ASC 820. The additional disclosures include a requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new framework also eliminates and modifies certain other fair value disclosures. See Note 5. Fair Value Measurement for updated fair value disclosures in connection with the adoption of this accounting standard.
Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." Amendments include the removal of certain exceptions to the general principles of ASC 740 and to improve and simplify accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods therein and early adoption is permitted. We will apply ASU 2019-12 beginning January 2021 and at this time, we do not expect the adoption to have a material effect on the consolidated financial statements.

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

2. Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2020, 2019 and 2018 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of December 31, 2020, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the year ended December 31, 2020, we derived approximately 64% of our consolidated sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the year ended December 31, 2020 and 2019, we recorded $17.9 million and $28.7 million of revenue related to alumina sales to Glencore, respectively. We did not have alumina sales to Glencore in 2018.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during 2020 were priced based on published alumina and aluminum indices.
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
Summary
A summary of the aforementioned significant related party transactions for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Net sales to Glencore	$1,025.5	$1,191.6	$1,204.5
Purchases from Glencore	197.6	323.9	319.6
Purchases from BHH (1)	—	17.8	28.4
(1) We previously owned a 40% interest in Baise Haohai Carbon Co. Ltd. ("BHH") and purchased carbon anodes from them for use in our operations. Purchases represented herein were prior to the divestiture of our interest in BHH in May 2019.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

3. Revenue
We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2020	2019	2018
United States	$1,007.5	$1,179.6	$1,138.6
Iceland	597.6	657.0	754.6
Total	$1,605.1	$1,836.6	$1,893.2

We enter into contracts to sell mainly primary aluminum to our customers. Revenue is recognized when our performance obligations with our customers are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customers which is generally upon shipment or delivery to customer directed locations. The amount of consideration we receive, thus the revenue we recognize, is a function of volume delivered, market price of primary aluminum, which is based on the LME, plus regional premiums and any value-added product premiums.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

4. Leases

We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we consider our historical practices related to renewal of certain leases. The weighted average remaining lease term for our operating leases was 14.2 years as of December 31, 2020 and 13.6 years as of December 31, 2019. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.

We use our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL, respectively, for our operating leases. The incremental borrowing rate is determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We consider the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases was 7.3% as of December 31, 2020 and 2019.

Our ROUA and ROUL balances for the years ended December 31, 2020 and December 31, 2019 were as follows (in millions):

	December 31, 2020	December 31, 2019
ROUA(1)	$24.9	$25.2

ROUL - current(2)	$1.6	$2.8
ROUL - non-current(3)	$24.3	$22.8
Total ROUL	$25.9	$25.6
(1) ROUA was recorded as part of Other Assets within Non-current assets at December 31, 2020 and 2019.
(2) ROUL - current was recorded as part of Accrued and other current liabilities within Current liabilities at December     31, 2020 and 2019.
(3) ROUL - non-current was recorded as Leases - Right of use liabilities as part of Non-current liabilities at December 31, 2020 and 2019

The undiscounted maturities of our operating lease liability balances are as follows (in millions):

Year	As of December 31, 2020
2021	$3.4
2022	3.0
2023	2.7
2024	2.7
2025	2.7
Thereafter	29.1
Total	43.6
Less: Interest	(17.7)
ROUL	$25.9

During 2020 and 2019, we entered into new lease obligations, which resulted in $1.2 million and $1.4 million of additional right of use assets.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Total operating expense includes the following (in millions):

	December 31, 2020	December 31, 2019
Operating leases expense	4.7	4.9
Short term lease expense	0.5	3.2
Total(1)	5.2	8.1
(1) Total lease expense is included in cost of goods sold and selling, general, and administrative expenses on     the Consolidated Statements of Operations.
We had cash outflows of $4.2 million for amounts included in the ROUL balance at the beginning of the year related to our operating leases for the years ended December 31, 2020 and December 31, 2019.

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

The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:
•Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 Inputs – unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$54.2	$—	$—	$54.2
Trust assets (1)	0.0	—	—	0.0
Derivative instruments	—	12.1	3.0	15.1
TOTAL	$54.2	$12.1	$3.0	$69.3
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	16.7	0.0	16.7
TOTAL	$—	$16.7	$0.0	$16.7

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$23.3	$—	$—	$23.3
Trust assets (1)	0.2	—	—	0.2
Surety bonds (3)	1.8	—	—	1.8
Derivative instruments	—	9.1	10.6	19.7
TOTAL	$25.3	$9.1	$10.6	$45.0
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	1.3	2.9	4.2
TOTAL	$—	$1.3	$2.9	$4.2

(1)Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.
(2)See Note 6. Debt for additional information about the contingent obligation.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

(3)Surety bonds were invested in U.S. treasury bills and represent collateral against our workers' compensation insurance policy.
The following section describes the valuation techniques and inputs used for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 Fair Value Measurements:
Asset / Liability	Valuation Techniques	Inputs
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market
MWP forward financial sales contracts	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Nord Pool power price swaps	Discounted cash flows	Quoted Nord Pool forward market
NYMEX Henry Hub natural gas price swaps	Discounted cash flows	Quoted NYMEX Henry Hub forward market
FX swaps	Discounted cash flows	Euro/USD forward exchange rate

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
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:
Asset / Liability	Fair Value at December 31, 2020	Valuation Techniques	Observable Inputs	Significant Unobservable Input	Value/Range of Unobservable Input
U.S. LME forward financial sales contracts	$2.9	Discounted cash flows	Quoted LME forward market, discount rate	Discount rate net (1)	10.00%
Contingent obligation	$—	Discounted cash flows	Quoted LME forward market, management's estimates of the LME forward market prices for periods beyond the quoted periods, management's estimates of future level of operations	Management's estimates of the LME forward market price beyond the quoted periods (2)	$1,975/T-$2,348/T
FX swaps	$0.1	Discounted cash flows	Euro/USD forward exchange rate, discount rate	Discount rate net (1)	10.00%
(1) Represents risk adjusted discount rate
(2) Represents the range of estimated forward LME prices of primary aluminum through the term of the agreement in December 2028.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Level 3 Assets		Level 3 Liabilities
For the twelve months ended December 31, 2020	U.S. LME forward financial sales contracts	FX swaps	Hawesville L4 power price swaps
Balance as of January 1, 2020	$10.6	$—	$(2.9)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	(1.5)	—	0.1
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	2.8
Transfers into Level 3 (2)	6.5	0.1	—
Transfers out of Level 3 (3)	(12.7)	—	—
Balance as of December 31, 2020	$2.9	$0.1	$—

Change in unrealized gains (losses) (1)	$(1.5)	$—	$2.9

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during 2020.
(3) Transfer out of Level 3 due to period of time remaining in derivative contract.

For the twelve months ended December 31, 2019	Level 3 Assets		Level 3 Liabilities
	U.S. LME forward financial sales contracts	Nord Pool power price swaps	Hawesville L4 Power Price Swaps	Iceland LME forward financial sales contracts	FX swaps
Balance as of January 1, 2019	$0.3	$4.7	$—	$(0.2)	$(0.3)
Total realized/unrealized gains (losses)
Included in Net Income (1)	10.5	(1.1)	(0.3)	(0.1)	(0.2)
Purchases, sales, settlements
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	(0.2)	—	(2.6)	—	—
Transfers out of Level 3 (3)	—	(3.6)	—	0.3	0.5
Balance as of December 31, 2019	$10.6	$—	$(2.9)	$—	$—

Change in unrealized gains (losses) (1)	$10.3	$(1.1)	$(0.3)	$(0.1)	$(0.2)
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during 2019.
(3) Transfer out of Level 3 due to period of time remaining in derivative contract.
6. Debt

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	December 31,
	2020	2019
Debt classified as current liabilities:
Hawesville Term Loan - current portion (1)	$20.0	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility (3)	—	4.0
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	45.0	—
12.0% senior secured notes due July 1, 2025, net of debt discount of $2.3 million and financing fees of $4.6 million at December 31, 2020, interest payable semiannually	243.1	—
7.5% senior secured notes due June 2021, net of debt discount of $0.8 million at December 31, 2019	—	249.2
Hawesville Term Loan - less current portion (1), interest payable monthly	—	20.0
Total	$315.9	$301.0
(1)See "Hawesville Term Loan" below. At December 31, 2020, the applicable interest rate was LIBOR of 0.2% plus margin of 5.375%. As of December 31, 2020, we have made $20.0 million of principal payments and $1.9 million of interest payments.
(2)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at December 31, 2020 was 0.3%.
(3)We have elected to incur interest at a base rate plus applicable margin as defined within the agreement.
(4)We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement. The interest rate at December 31, 2020 was 3.2%

12.0% Notes due 2025
General. On July 1, 2020, we issued $250.0 million in aggregate principal amount of 12.0% senior secured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at a discount and we received proceeds of $243.8 million, prior to payment of certain financing fees and related expenses.
Fair Value. Fair value for our 2025 Notes, based on the latest trading data available, was $265.0 million as of December 31, 2020. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan are being used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021 and being repaid in twenty-four (24) equal monthly installments of principal that began on January 31, 2020. The Hawesville Term Loan bears interest monthly at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral.
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
The U.S. revolving credit facility matures on May 16, 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2020, there were no outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility.
Status of our U.S. revolving credit facility:

December 31, 2020
Credit facility maximum amount	$175.0
Borrowing availability	129.9
Outstanding letters of credit issued	34.3
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	$95.6
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
Iceland Revolving Credit Facility

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2022.
Status of our Iceland revolving credit facility:

December 31, 2020
Credit facility maximum amount	$50.0
Borrowing availability	5.0
Outstanding letters of credit issued	—
Outstanding borrowings	45.0
Borrowing availability, net of outstanding letters of credit and borrowings	$5.0
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
Prepayments.  Any outstanding borrowings may be prepaid without penalty or premium in whole or in part.
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
Based on the LME forward market prices for primary aluminum at December 31, 2020, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recognized a gain of $1.4 million for each of the years ended December 31, 2020 and 2019. These amounts are exactly offset by interest expense on the contingent obligation which is recorded in interest expense. In addition, we believe that we will not have any payment obligations for the contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives	Balance sheet location	December 31, 2020	December 31, 2019
Contingent obligation – principal	Other liabilities	$(12.9)	$(12.9)
Contingent obligation – accrued interest	Other liabilities	(13.7)	(12.3)
Contingent obligation – derivative asset	Other liabilities	26.6	25.2
		$—	$—
Industrial Revenue Bonds
As part of the purchase price for our acquisition of the Hawesville facility, we assumed IRBs which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market and interest on the IRBs is paid quarterly. The IRBs are secured by a letter of credit issued under our U.S revolving credit facility and mature in April 2028.
7. Shareholders' Equity
Common Stock
As of December 31, 2020 and 2019, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 97,242,318 shares were issued and 90,055,797 shares were outstanding at December 31, 2020; 96,372,182 shares were issued and 89,185,661 shares were outstanding at December 31, 2019.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2020 and 2019, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2020 and December 31, 2019, 63,589 shares and 67,323 shares were outstanding, respectively.
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
The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2020, 2019 and 2018:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Common and Preferred Stock Activity:	Preferred Stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Balance as of December 31, 2017	74,364	7,186,521	87,544,777
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(2,397)	—	239,748
Issuance for share-based compensation plans	—	—	318,915
Balance as of December 31, 2018	71,967	7,186,521	88,103,440
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(4,644)	—	464,431
Issuance for share-based compensation plans	—	—	617,790
Balance as of December 31, 2019	67,323	7,186,521	89,185,661
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(3,734)	—	373,416
Issuance for share-based compensation plans	—	—	496,720
Balance as of December 31, 2020	63,589	7,186,521	90,055,797
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
Automatic Conversion.  The Series A Convertible Preferred Stock automatically converts, without any further act of Century or any holders of Series A Convertible Preferred Stock, into shares of common stock, at a conversion ratio of 100 shares of common stock for each share of Series A Convertible Preferred Stock, upon the occurrence of any of the following automatic conversion events:

•If we sell or issue shares of common stock or any other stock that votes generally with our common stock, or the occurrence of any other event, including a sale, transfer or other disposition of common stock by Glencore, as a result

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

of which the percentage of voting stock held by Glencore decreases, an amount of Series A Convertible Preferred Stock will convert to common stock to restore Glencore to its previous ownership percentage;
•If shares of Series A Convertible Preferred Stock are transferred to an entity that is not an affiliate of Glencore, such shares of Series A Convertible Preferred Stock will convert to shares of our common stock, provided that such transfers may only be made pursuant to an effective registration statement;
•Upon a sale of Series A Convertible Preferred Stock by Glencore in a Rule 144 transaction in which the shares of Series A Convertible Preferred Stock and our common stock issuable upon the conversion thereof are not directed to any purchaser, such shares of Series A Convertible Preferred Stock sold will convert to shares of our common stock; and
•Immediately prior to and conditioned upon the consummation of a merger, reorganization or consolidation to which we are a party or a sale, abandonment, transfer, lease, license, mortgage, exchange or other disposition of all or substantially all of our property or assets, in one or a series of transactions where, in any such case, all of our common stock would be converted into the right to receive, or exchanged for, cash and/or securities, other than any transaction in which the Series A Convertible Preferred Stock will be redeemed.
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
Right of Redemption.  The Series A Convertible Preferred Stock will be redeemed by Century if any of the following events occur (at a redemption price based on the trading price of our common stock prior to the announcement of such event) and Glencore votes its shares of our common stock in opposition to such events:
•We propose a merger, reorganization or consolidation, sale, abandonment, transfer, lease, license, mortgage, exchange or other disposition of all or substantially all of our property or assets where any of our common stock would be converted into the right to receive, or exchanged for, assets other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable, or
•We propose to dissolve and wind up operations and any assets, other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable, are to be distributed to the holders of our common stock.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Through December 31, 2020, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2020.
8. Inventories
Inventories, at December 31, consist of the following:

	2020	2019
Raw materials	$95.9	$101.3
Work-in-process	40.5	44.1
Finished goods	26.9	34.3
Operating and other supplies	127.8	140.9
Inventories	$291.1	$320.6

9. Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2020	2019
Land and improvements	$40.1	$41.8
Buildings and improvements	340.1	337.2
Machinery and equipment	1,506.5	1,467.0
Construction in progress	15.8	44.9
	1,902.5	1,890.9
Less accumulated depreciation	(1,022.1)	(941.7)
Property, plant and equipment - net	$880.4	$949.2
For the years ended December 31, 2020, 2019 and 2018, we recorded depreciation and amortization expense of $83.0 million, $83.2 million, and $90.1 million, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

10. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2020	2019
Defined benefit plan liabilities	$(123.7)	$(115.9)
Unrealized gain (loss) on financial instruments	2.1	2.3
Other comprehensive loss before income tax effect	(121.6)	(113.6)
Income tax effect(1)	2.8	3.8
Accumulated other comprehensive loss	$(118.8)	$(109.8)

(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2020	2019
Defined benefit plan liabilities	$3.2	$4.3
Unrealized loss on financial instruments	(0.4)	(0.4)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2017	$(93.8)	$2.1	$(91.7)
Other comprehensive (loss) before reclassifications	(7.3)	—	(7.3)
Net amount reclassified to net income (loss)	0.4	(0.1)	0.3
Balance, December 31, 2018	(100.7)	2.0	(98.7)
Impact of ASU 2018-02*	(1.3)	—	(1.3)
Other comprehensive (loss) before reclassifications	(12.7)	—	(12.7)
Net amount reclassified to net income (loss)	3.0	(0.1)	2.9
Balance, December 31, 2019	(111.7)	1.9	(109.8)
Other comprehensive income before reclassifications	(13.5)	—	(13.5)
Net amount reclassified to net income (loss)	4.6	(0.1)	4.5
Balance, December 31, 2020	$(120.6)	$1.8	$(118.8)

*ASU 2018-02. See Note 14. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

AOCL Components	Location	2020	2019	2018
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$(4.7)	$(3.2)	$2.8
	Selling, general and administrative expenses	(2.0)	(4.4)	(1.9)
	Other operating expense, net	(1.1)	(1.0)	1.2
	Income tax expense	(1.1)	(1.1)	(1.6)
	Net of tax	$(8.9)	$(9.7)	$0.5

Gain (loss) on financial instruments	Cost of goods sold	$(0.2)	$(0.2)	$(0.2)
	Income tax benefit	0.1	0.1	0.0
	Net of tax	$(0.1)	$(0.1)	$(0.2)

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
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we would make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million over the term of the agreement. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions during the years ended December 31, 2020, 2019 and 2018. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Retiree medical welfare changes
Under the current Hawesville labor agreement, employees who retire during the term of the labor agreement have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service.  Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant.  The health reimbursement accounts are funded based on established rates per hour worked by each

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

eligible participant.  Eligible participants will be able to withdraw from their health reimbursement accounts to fund their own retiree medical coverage.
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
Obligations and Funded Status
The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$358.4	$314.4	$107.7	$108.7
Service cost	4.9	4.0	0.2	0.2
Interest cost	11.4	13.3	3.1	4.5
Actuarial (gain) loss	31.1	46.5	2.7	0.1
Medicare Part D	—	—	0.2	0.3
Benefits paid	(20.0)	(19.8)	(6.0)	(6.1)
Benefit obligation at end of year	$385.8	$358.4	$107.9	$107.7
The increase in the defined benefit plans' benefit obligation was mainly driven by the actuarial loss in 2020, which was primarily attributable to the decrease in the discount rate from fiscal year 2019 to 2020. This increase was partially offset by a new mortality projection scale assumption.
The OPEB plan's benefit obligation remains consistent with prior year as the decrease in the discount rate from fiscal year 2019 to 2020 which led to an actuarial loss in 2020 was offset by the impact from a new longevity improvement scale assumption and general maturity of the OPEB plans.

	Pension		OPEB
	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$295.8	$261.7	$—	$—
Actual return on plan assets	41.1	52.2	—	—
Employer contributions	1.9	1.8	5.8	5.8
Medicare Part D subsidy received	—	—	0.2	0.3
Benefits paid	(20.0)	(19.8)	(6.0)	(6.1)
Fair value of assets at end of year	$318.8	$295.9	$—	$—
The decrease of actual return on plan assets in 2020 was primarily attributable to the impact of COVID-19 on market prices during 2020.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Pension		OPEB
	2020	2019	2020	2019
Funded status of plans:
Funded status	$(67.0)	$(62.6)	$(107.9)	$(107.7)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	—	—	—	—
Current liabilities	(1.8)	(1.8)	(6.4)	(7.1)
Non-current liabilities	(65.2)	(60.8)	(101.5)	(100.7)
Net amount recognized	$(67.0)	$(62.6)	$(107.9)	$(107.8)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$94.0	$89.7	$42.2	$41.7
Prior service cost (benefit)	1.1	1.2	(13.5)	(16.7)
Total	$95.1	$90.9	$28.7	$25.0
Pension Plans That Are Not Fully Funded
At December 31, 2020, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $385.8 million, $379.4 million, and $318.8 million, respectively.
At December 31, 2019, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $358.4 million, $352.2 million and $295.9 million, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2020	2019	2018	2020	2019	2018
Service cost	$4.9	$4.0	$4.3	$0.2	$0.2	$0.2
Interest cost	11.4	13.3	12.4	3.1	4.5	4.2
Expected return on plan assets	(20.8)	(18.3)	(21.1)	—	—	—
Amortization of prior service costs	0.1	0.1	0.1	(3.2)	(4.9)	(7.3)
Amortization of net loss	6.5	6.6	5.2	2.2	2.3	4.0
Net periodic benefit cost	$2.1	$5.7	$0.9	$2.3	$2.1	$1.2

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2020	2019	2020	2019
Net loss (gain)	$10.8	$12.6	$2.7	$0.1
Prior service cost (benefit)	—	—	—	—
Amortization of net loss, including recognition due to settlement	(6.5)	(6.6)	(2.2)	(2.3)
Amortization of prior service (cost) benefit, including recognition due to curtailment	(0.1)	(0.1)	3.2	4.9
Total amount recognized in other comprehensive loss	4.2	5.9	3.7	2.7
Net periodic benefit cost	2.1	5.7	2.3	2.1
Total recognized in net periodic benefit cost and other comprehensive loss	$6.3	$11.6	$6.0	$4.8

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2020	2019	2020	2019
Discount rate (1)	2.58%	3.26%	2.34%	3.07%
Rate of compensation increase (2)	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%
Measurement date	12/31/2020	12/31/2019	12/31/2020	12/31/2019

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2020	2019	2018	2020	2019	2018
Measurement date	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017
Fiscal year end	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018
Discount rate (1)	3.22%	4.38%	3.69%	2.79%	4.29%	3.66%
Rate of compensation increase (3)	3%/3.5%	3%/3.5%	3%/4%	3%/3.5%	3%/3.5%	3%/4%
Expected return on plan assets (4)	7.25%	7.25%	7.18%	—	—	—

(1)We use the Ryan Above Median Yield Curve to determine the discount rate.
(2)For 2020 and 2019, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter.
(3)For 2020, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter. For 2019, the rate of compensation increase is 3% for the first year and 3.5% per year thereafter. For 2018, the rate of compensation increase is 3% per year for the first two years and 4% per year thereafter.
(4)The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.
For measurement purposes, medical cost inflation is initially estimated to be 6.1%, and 6.7% for pre and post-65 participants, respectively, declining to 4.5% over ten years and continuing thereafter.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Benefit Plan Assets
Pension Plan Investment Strategy and Policy
The Pension Plans’ assets are invested in a prudent manner for the exclusive purpose of providing benefits to participants.
Other objectives are to:
•Provide a total return that, over the long term, provides sufficient assets to fund the pension plan liabilities subject to a level of risk, contributions and pension expense deemed appropriate by the company.
•Minimize, where possible, pension expense volatility, and inclusion of liability driven investing as an investment strategy when appropriate. As the funding ratio improves, the objectives will evolve to minimize the funded status volatility.
•Diversify investments within asset classes to reduce the impact of losses in single investments.
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
Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2020 Target	December 31, 2020	December 31, 2019
Equities:
U.S. equities	30%	31%	27%
International equities	26%	27%	23%
Fixed income	44%	42%	50%
		100%	100%

U.S. and international equities are held for their long-term expected return premium over fixed income investments and inflation. Fixed income is held for diversification relative to equities.

The strategic role of U.S. and international equities is to:

•Provide higher expected returns of the major asset classes.
•Maintain a diversified exposure within the U.S. and international stock markets through the use of multi-manager portfolio strategies.
•Achieve returns in excess of passive indexes through the use of active investment managers and strategies.
The strategic role of fixed income is to:
•Diversify the Pension Plans’ equity exposure by investing in fixed income securities that exhibit a low correlation to equities, thereby lowering the overall return volatility of the entire investment portfolio.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

•Maintain a diversified exposure within the U.S. fixed income market through the use of multi-manager portfolio strategies.
•Achieve returns in excess of passive indexes through the use of active investment managers and strategies.
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
Fair Value of Pension Plans’ assets included under the fair value hierarchy:

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$98.4	$—	$—	$98.4
International equities	86.8	—	—	86.8
Fixed income	133.6	—	—	133.6
Total	$318.8	$—	$—	$318.8
As of December 31, 2019
Equities:
U.S. equities	$78.5	$—	$—	$78.5
International equities	66.7	—	—	66.7
Fixed income	150.7	—	—	150.7
Total	$295.9	$—	$—	$295.9
Our Pension Plans’ assets are held in certain mutual funds.  The fair value of the mutual funds is based on the Net Asset Value ("NAV") which is calculated every business day. The value of the underlying securities within the mutual funds are determined as follows:
•U.S. listed equities; equity and fixed income options: Last sale price; last bid price if no last sale price;
•U.S. over-the-counter equities: Official closing price; last bid price if no closing price;
•Foreign equities: Official closing price, where available, or last sale price; last bid price if no official closing price; and
•Municipal bonds, US bonds, Eurobonds/foreign bonds: Evaluated bid price; broker quote if no evaluated bid price.
Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.
Pension and OPEB Cash Flows
During both 2020 and 2019, we made contributions of approximately $1.9 million and $1.8 million to the qualified defined benefit and SERB plans we sponsor, respectively.
We expect to make the following contributions for 2021:

2021
Expected pension plan contributions	$1.8
Expected OPEB benefits payments	6.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2021	$20.8	$6.4
2022	20.9	6.4
2023	20.6	6.3
2024	20.3	6.3
2025	20.2	6.2
2026 – 2030	99.7	30.1
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
•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If a participating employer chooses to stop participating in a multi-employer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Century’s participation in the plan for the year ended December 31, 2020, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2020 (1)	Green
Pension Protection Act Zone Status 2019 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan (2)	No
Contributions of Century Aluminum 2020	$1.4
Contributions of Century Aluminum 2019	$1.3
Contributions of Century Aluminum 2018	$1.0
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement (2)	March 31, 2021

(1)The most recent Pension Protection Act zone status available in 2020 and 2019 is for the plan's year-end December 31, 2019 and December 31, 2018, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.
(2)The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $4.9 million, $4.9 million, and $4.4 million for 2020, 2019, and 2018, respectively.
12. Share-based Compensation
Amended and Restated Stock Incentive Plan. We award restricted share units and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 12,900,000 shares authorized for issuance with approximately 5,082,695 shares remaining at December 31, 2020.  Our share-based compensation consists of service-based and performance-based share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service.
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
Time-vested share units are stock-settled awards which do not contain any performance-based vesting requirements.  Performance units can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our performance unit liability was approximately $6.5 million and $3.7 million as of December 31, 2020 and 2019, respectively. Both the performance units and time-vested share units vest, in their entirety, after three years.

Service-based share awards	Number
Outstanding at January 1, 2020	921,418
Granted	949,431
Vested	(249,700)
Forfeited	(39,997)
Outstanding at December 31, 2020	1,581,152

Performance-based share awards	Number
Outstanding at January 1, 2020	844,063
Granted	646,565
Vested	(288,851)
Forfeited	—
Outstanding at December 31, 2020	1,201,777

	Year ended December 31,
Service-based share awards	2020	2019	2018
Weighted average per share fair value of service-based share grants	$7.50	$11.34	$20.21
Total intrinsic value of option exercises	—	39	444

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
The following table summarizes the compensation cost recognized for the years ended December 31, 2020, 2019 and 2018 for all options, service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2020	2019	2018
Share-based compensation expense reported:
Performance-based share expense	$6.3	$3.0	$(0.1)
Service-based share expense	3.3	3.5	3.8
Total share-based compensation expense before income tax	9.6	6.5	3.7
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$9.6	$6.5	$3.7
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2020, 2019 and 2018. As of December 31, 2020, we had unrecognized compensation cost of $12.5 million before taxes.  This cost will be recognized over a weighted average period of two years.
13. Earnings (Loss) Per Share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
The following table shows the basic and diluted earnings (loss) per share for 2020, 2019, and 2018:

	For the year ended December 31, 2020
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(123.3)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(123.3)	89.5	$(1.38)

	For the year ended December 31, 2019
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(80.8)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(80.8)	88.8	$(0.91)

	For the year ended December 31, 2018
	Net Income	Shares (in millions)	Per Share
Net income	$(66.2)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(66.2)	87.6	$(0.76)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Securities excluded from the calculation of diluted EPS (in millions):	2020(1)	2019(1)	2018(1)
Share-based compensation	1.3	0.3	1.4

(1)In periods when we report a net loss, all share-based compensation awards are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

14. Income Taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2020	2019	2018
U.S.	$(76.7)	$(15.8)	$(39.7)
Foreign	(49.6)	(69.7)	(30.9)
Total	$(126.3)	$(85.5)	$(70.6)

Significant components of income tax expense consist of the following:
	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal current expense (benefit)	$—	$—	$0.0
State current expense (benefit)	—	(0.1)	(1.1)
Foreign current expense	4.0	0.1	0.8
Total current expense (benefit)	4.0	(0.0)	(0.3)
Deferred:
U.S. federal deferred benefit	(1.2)	(2.2)	(1.6)
State deferred benefit	—	(0.2)	—
Foreign deferred tax expense (benefit)	(5.9)	(6.0)	1.7
Total deferred expense (benefit)	(7.1)	(8.4)	0.1
Total income tax expense (benefit)	$(3.1)	$(8.4)	$(0.2)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2020	2019	2018
Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent differences	(1.2)	(13.1)	(25.7)
State taxes, net of Federal benefit	—	(0.1)	3.5
Rate change	(0.2)	(3.5)	(0.6)
Foreign earnings taxed at different rates than U.S.	(0.3)	(3.3)	11.8
Valuation allowance	(4.3)	72.8	81.2
Transition tax	—	—	(13.8)
Foreign restructuring	(2.3)	—	—
Foreign dividends	(1.5)	—	—
Net operating loss expiration and remeasurement	(10.8)	(66.2)	(75.8)
Changes in uncertain tax reserves	1.4	1.2	(1.4)
Other	0.6	1.0	0.1
Effective tax rate	2.4%	9.8%	0.3%
The effective tax rate for each of the years ending December 31, 2020 and December 31, 2019 was lower than the statutory US tax rate of 21% primarily as a result of the non-recognition of current year domestic and foreign losses.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the coronavirus ("COVID-19") pandemic. The CARES Act is aimed at providing assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial condition or results of operations for the year ended December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, the extension of which likewise did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	2020	2019
Deferred tax assets:
Accrued postretirement benefit cost	$38.9	$39.3
Accrued liabilities	7.2	10.8
Share-based compensation	0.7	0.9
Net operating losses and tax credits	430.3	432.8
Foreign basis differences	16.2	15.0
Ravenswood retiree legal settlement	1.7	1.9
Other	10.1	2.8
Total deferred tax assets	505.1	503.5
Valuation allowance	(499.4)	(492.4)
Net deferred tax assets	$5.7	$11.1
Deferred tax liabilities:
Derivatives	$—	$(3.5)
Tax over financial statement depreciation	(95.0)	(102.4)
Total deferred tax liabilities	(95.0)	(105.9)
Net deferred tax liability	$(89.3)	$(94.8)
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

We have a valuation allowance of $499.4 million recorded for all of our U.S. deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2020. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The overall increase in deferred tax assets, and the related valuation allowances, are primarily a result of the generation of Federal net operating loss carryforwards ("NOLs") and U.S. interest expense limitation carryforward, offset by the expiration of certain foreign NOLs.
The changes in the valuation allowance are as follows:

	2020	2019	2018
Beginning balance, valuation allowance	$492.4	$552.5	$607.8
Remeasurement of deferred tax assets	—	(41.6)	(32.1)
Release of valuation allowance	—	—	—
Expiration of net operating losses	(11.7)	(10.8)	(12.3)
Other change in valuation allowance	18.7	(7.7)	(11.0)
Ending balance, valuation allowance	$499.4	$492.4	$552.5

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The significant components of our NOLs are as follows:

	2020	2019
Federal (1)	$1,572.9	$1,519.9
State (2)	1,090.7	1,068.3
Foreign (3)	229.4	306.8

(1)The federal NOL begins to expire in 2028.
(2)The state NOLs begin to expire in 2027.
(3)The Icelandic NOL expires between 2021 and 2026.
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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2020	2019	2018
Balance as of January 1,	$8.2	$9.5	$8.4
Additions based on tax positions related to the current year	—	—	2.0
Decreases due to lapse of applicable statute of limitations	(1.7)	(1.3)	(0.9)
Settlements	—	—	—
Balance as of December 31,	$6.5	$8.2	$9.5

Included in the above balances are tax positions relating to temporary differences where there is uncertainty about the timing of tax return inclusion, but not that the amounts will ultimately be tax deductible.  Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate.  The remaining amounts of unrecognized tax benefits would affect our effective tax rate if recognized.  It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The components of our unrecognized tax benefits are as follows:

	2020	2019	2018
Unrecognized tax benefits - Temporary Differences	$5.1	$6.8	$7.9
Other unrecognized tax benefits	1.4	1.4	1.6
Gross unrecognized tax benefits	$6.5	$8.2	$9.5
Accrued interest and penalties related to unrecognized tax benefits	$—	$—	$0.1
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
Legal Contingencies
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery was completed in the third quarter of 2019. Trial was bifurcated and moved to September 2021 for Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") issues and to a later undetermined date for questions of fact. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of reasonably possible losses related to this matter.
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2020, $2.0 million was recorded in other current liabilities and $7.5 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

PBGC Settlement

In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions during the years ended December 31, 2020, 2019 and 2018. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.

Environmental Contingencies

Matters relating to the St. Croix Alumina Refining Facility

We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In October 2020, parties participating in the Hydrocarbon Recovery Plan filed a complaint against Century and Virgin Islands Alumina Corporation, L.L.C. relating to the Hydrocarbon Recovery Plan. At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Mt. Holly
CASC is currently party to both a power agreement with a third-party supplier (providing 75% of Mt. Holly's power) and Santee Cooper (providing 25% of Mt. Holly's power) to supply the Mt. Holly smelter with all its power needs. Both of these power agreements were set to expire on December 31, 2020 but were extended through March 31, 2020 as we finalize a new, three-year power arrangement with Santee Cooper that is expected to be effective April 1, 2021. It is expected that under the new power contract with Santee Cooper, 100% of Mt. Holly's electrical power requirement shall be supplied from Santee Cooper's generation at cost of service based rates. The new contract with Santee Cooper is expected to provide sufficient energy to allow the smelter to increase its production to 75% of Mt. Holly's full production capacity.
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

100% of Vlissingen’s workforce is represented by the FME since Vlissingen is a member of the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement expired on December 1, 2020 and since such time we have been operating under the terms of the expired agreement while we engage in negotiations regarding the terms of a new labor agreement.
Approximately 58% of our U.S. based work force is represented by USW. The labor agreement for Hawesville employees is effective through April 1, 2021. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

16. Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2020	2019
Beginning balance, ARO liability	$18.9	$18.2
Additional ARO liability incurred	2.3	2.9
ARO liabilities settled	(2.2)	(3.5)
Accretion expense	1.3	1.3
Revisions in estimated cash flows	(0.5)	—
Ending balance, ARO liability	$19.8	$18.9

17. Quarterly Information (Unaudited)
Financial results by quarter for the years ended December 31, 2020 and 2019 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
2020
4th Quarter	$389.1	$(1.2)	$(35.5)	$(35.5)	$(0.40)	$(0.40)
3rd Quarter (2)	392.9	(27.1)	(58.2)	(58.2)	(0.65)	(0.65)
2nd Quarter	401.9	(13.0)	(26.9)	(26.9)	(0.30)	(0.30)
1st Quarter	421.2	4.8	(2.7)	(2.7)	(0.03)	(0.03)
2019
4th Quarter	$435.5	$6.7	$(4.8)	$(4.8)	$(0.05)	$(0.05)
3rd Quarter	438.0	(13.7)	(20.7)	(20.7)	(0.23)	(0.23)
2nd Quarter (1)	473.1	(4.1)	(20.7)	(20.7)	(0.23)	(0.23)
1st Quarter	490.0	(12.8)	(34.6)	(34.6)	(0.39)	(0.39)

(1)The second quarter of 2019 includes a $4.3 million loss incurred from the sale of our interest in BHH.
(2)The third quarter of 2020 includes a $1.2 million loss on the early extinguishment of our 2021 Notes.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2020	2019	2018
Primary	$1,332.0	$1,433.7	$1,480.7
Corporate, unallocated	67.6	66.0	56.8
Total assets	$1,399.6	$1,499.7	$1,537.5
(1)Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, leases- right of use assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.
Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2020	2019	2018
Net sales: (1)
United States	$1,007.5	$1,179.6	$1,138.6
Iceland	597.6	657.0	754.6
Long-lived assets: (2)
United States	$363.3	$419.1	$396.0
Iceland	511.8	518.0	554.3
Other	68.6	75.3	76.5
(1)Includes sales of primary aluminum, scrap aluminum and alumina.
(2)Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
In 2020, revenues from two customers exceeded 10% of our net sales compared to two customers in 2019 and 2018.  A loss of these customers could have a material adverse effect on our results of operations.  The net sales related to the customers is as follows:

	Year Ended December 31,
	2020	2019	2018
Glencore	$1,025.5	$1,191.6	$1,204.5
Southwire	195.9	235.4	222.4

19. Derivatives
As of December 31, 2020, we had an open position of 194,116 tonnes related to LME forward financial sales contracts to fix the forward LME price. These contracts are expected to settle monthly through December 2024. We also had an open position of 318,000 tonnes related to Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of December 31, 2020, we had 9,694 tonnes that will settle at various dates through December 2021.
We entered into financial contracts to fix the forward price for power related to the expected production of Line 4 at Hawesville for the period of January 2020 through December 2020 ("Hawesville L4 power price swaps"). As of December 31, 2020, the power price swaps had fully matured.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

We have entered into financial contracts to hedge a portion of our exposure at our U.S operations to the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”). The natural gas volume is measured per million British Thermal Units ("mmBTU"). As of December 31, 2020, we had an open position of 2,355,000 mmBTU. The NYMEX Henry Hub natural gas price swaps are expected to settle monthly through March 2021.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (the “NordPool power price swaps”). As of December 31, 2020, we had an open position of 1,830,840 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2022. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro (the "FX swaps"). As of December 31, 2020, we had open positions related to the FX swaps for €40.3 million that settle monthly through December 2022.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of December 31, 2020 and 2019:

	Asset Fair Value
	2020	2019
Commodity contracts (1)	$12.8	$19.7
Foreign exchange contracts (2)	2.4	—
Total	$15.2	$19.7

	Liability Fair Value
	2020	2019
Commodity contracts (1)	$16.7	$3.6
Foreign exchange contracts (2)	—	0.6
Total	$16.7	$4.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, NYMEX Henry Hub natural gas price swaps, and Nord Pool power price swaps. At December 31, 2020, $1.2 million of Due from affiliates, $1.7 million of Due from affiliates - less current portion, $11.3 million of Due to affiliates, and $0.1 million of Due to affiliates – less current portion is related to commodity contract assets and liabilities with Glencore. At December 31, 2019, $0.2 million of Due from affiliates and $0.5 million Due from affiliates - less current portion was related to commodity contract assets with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Commodity contracts (1)	$(16.3)	$12.9	$6.6
Foreign exchange contracts	(1.0)	(0.9)	(0.3)
Total	$(17.3)	$12.0	$6.3
(1) For the years ended December 31, 2020, 2019, and 2018, $(9.2) million, $2.0 million, and $(2.2) million of net gain (loss), respectively, was with Glencore.

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

The following summarized condensed consolidating statements of comprehensive income (loss) for the twelve months ended December 31, 2020, 2019, and 2018, condensed consolidating balance sheets as of December 31, 2020 and December 31, 2019 and the condensed consolidating statements of cash flows for the twelve months ended December 31, 2020, 2019, and 2018 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$531.1	$494.4	$—	$1,025.5
Other customers	—	476.4	103.2	—	579.6
Total net sales	—	1,007.5	597.6	—	1,605.1
Cost of goods sold	—	1,072.5	569.1	—	1,641.6
Gross profit (loss)	—	(65.0)	28.5	—	(36.5)
Selling, general and administrative expenses	27.2	11.9	4.4	—	43.5
Other operating expense - net	—	—	0.5		0.5
Operating income (loss)	(27.2)	(76.9)	23.6	—	(80.5)
Interest expense - Hawesville term loan	(1.9)	—	—	—	(1.9)
Interest expense	(26.8)	(1.5)	(1.4)	—	(29.7)
Intercompany Interest	32.8	11.1	(43.9)	—	—
Interest income	0.4	—	0.4	—	0.8
Net gain on forward and derivative contracts	10.6	1.4	(29.3)	—	(17.3)
Loss on early extinguishment of debt	(1.2)	—	—	—	(1.2)
Other income (expense) - net	(0.1)	1.0	2.6	—	3.5
Income (loss) before income taxes and equity in earnings of joint ventures	(13.4)	(64.9)	(48.0)	—	(126.3)
Income tax (expense) benefit	1.2	—	1.9	—	3.1
Income (loss) before equity in earnings of joint ventures	(12.2)	(64.9)	(46.1)	—	(123.2)
BHH impairment	—	—	—	—	—
Equity in earnings (loss) of joint ventures	(111.1)	2.6	(0.1)	108.5	(0.1)
Net income (loss)	(123.3)	(62.3)	(46.2)	108.5	(123.3)
Other comprehensive income (loss) before income tax effect	(7.9)	(4.7)	(1.3)	6.0	(7.9)
Income tax effect	(1.0)	—	0.0	0.0	(1.0)
Other comprehensive income (loss)	(8.9)	(4.7)	(1.3)	6.0	(8.9)
Total comprehensive income (loss)	$(132.2)	$(67.0)	$(47.5)	$114.5	$(132.2)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$566.5	$625.1	$—	$1,191.6
Other customers	—	613.1	31.9	—	645.0
Total net sales	—	1,179.6	657.0	—	1,836.6
Cost of goods sold	—	1,182.4	678.1	—	1,860.5
Gross profit (loss)	—	(2.8)	(21.1)	—	(23.9)
Selling, general and administrative expenses	25.9	16.3	5.2	—	47.4
Other operating expense - net	—	—	0.8	—	0.8
Operating income (loss)	(25.9)	(19.1)	(27.1)	—	(72.1)
Interest expense - Hawesville term loan	(2.1)	—	—	—	(2.1)
Interest expense	(21.0)	(1.7)	(0.3)	—	(23.0)
Intercompany Interest	35.0	10.3	(45.3)	—	—
Interest income	0.2	—	0.6	—	0.8
Net gain (loss) on forward and derivative contracts	12.0	1.4	(1.4)	—	12.0
Other income (expense) - net	1.3	(2.8)	0.4	—	(1.1)
Income (loss) before income taxes and equity in earnings of joint ventures	(0.5)	(11.9)	(73.1)	—	(85.5)
Income tax (expense) benefit	1.2	1.4	5.8	—	8.4
Income (loss) before equity in earnings of joint ventures	0.7	(10.5)	(67.3)	—	(77.1)
BHH impairment	—	—	(4.3)	—	(4.3)
Equity in earnings (loss) of joint ventures	(81.5)	8.2	0.6	73.3	0.6
Net income (loss)	(80.8)	(2.3)	(71.0)	73.3	(80.8)
Other comprehensive income before income tax effect	(8.8)	(3.2)	(1.2)	4.4	(8.8)
Income tax effect	(1.0)	—	0.0	—	(1.0)
Other comprehensive income (loss)	(9.8)	(3.2)	(1.2)	4.4	(9.8)
Total comprehensive income (loss)	$(90.6)	$(5.5)	$(72.2)	$77.7	$(90.6)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
NET SALES:
Related parties	$—	$453.6	$750.9	$—	$1,204.5
Other customers	—	685.0	3.7	—	688.7
Total net sales	—	1,138.6	754.6	—	1,893.2
Cost of goods sold	—	1,169.2	746.9	—	1,916.1
Gross profit (loss)	—	(30.6)	7.7	—	(22.9)
Selling, general and administrative expenses	23.3	11.6	5.3	—	40.2
Helguvik impairment	—	—	(4.5)	—	(4.5)
Other operating expense - net	—	—	0.4	—	0.4
Operating income (loss)	(23.3)	(42.2)	6.5	—	(59.0)
Interest expense	(20.6)	(1.6)	(0.2)	—	(22.4)
Intercompany Interest	36.3	9.5	(45.8)	—	—
Interest income	0.3	—	1.2	—	1.5
Net gain (loss) on forward and derivative contracts	1.3	1.4	3.6	—	6.3
Other income (expense) - net	2.1	(1.9)	2.8	—	3.0
Income (loss) before income taxes and equity in earnings of joint ventures	(3.9)	(34.8)	(31.9)	—	(70.6)
Income tax (expense) benefit	2.6	—	(2.4)	—	0.2
Income (loss) before equity in earnings (loss) of joint ventures	(1.3)	(34.8)	(34.3)	—	(70.4)
Equity in earnings (loss) of subsidiaries and joint ventures	(64.9)	0.6	4.2	64.3	4.2
Net income	(66.2)	(34.2)	(30.1)	64.3	(66.2)
Other comprehensive income before income tax effect	(5.5)	(24.2)	5.2	19.0	(5.5)
Income tax effect	(1.5)	—	—	—	(1.5)
Other comprehensive income	(7.0)	(24.2)	5.2	19.0	(7.0)
Total comprehensive income	$(73.2)	$(58.4)	$(24.9)	$83.3	$(73.2)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$0.8	$1.2	$79.6	$—	$81.6
Restricted cash	—	0.8	1.9	—	2.7
Accounts receivable - net	1.0	47.8	2.2	—	51.0
Due from affiliates	1.2	9.1	—	—	10.3
Inventories	—	183.8	107.3	—	291.1
Derivative assets	3.0	—	3.4	—	6.4
Prepaid and other current assets	3.5	0.2	9.2	—	12.9
Total current assets	9.5	242.9	203.6	—	456.0
Property, plant and equipment - net	13.8	311.4	555.2	—	880.4
Investment in subsidiaries	495.5	65.4	—	(560.9)	—
Due from affiliates - less current portion	788.8	600.3	3.9	(1,391.3)	1.7
Other assets	34.2	4.3	23.0	—	61.5
TOTAL	1,341.8	1,224.3	785.7	(1,952.2)	1,399.6

Accounts payable, trade	4.6	60.3	41.2	—	106.1
Interest payable	15.0	—	—	—	15.0
Due to affiliates	0.0	10.4	11.3	—	21.7
Accrued and other current liabilities	17.7	23.7	18.0	—	59.4
Accrued employee benefits costs	1.9	7.8	0.6	—	10.3
Hawesville term loan - current	20.0	—	—	—	20.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	59.2	110.0	71.1	—	240.3
Senior notes payable	243.1	—	—	—	243.1
Iceland revolving credit facility	—	—	45.0	—	45.0
Accrued pension benefits costs - less current portion	26.3	29.9	9.0	—	65.2
Accrued postretirement benefits costs - less current portion	1.0	98.5	2.0	—	101.5
Leases - right of use liabilities	6.4	—	17.9	—	24.3
Other liabilities	6.1	24.9	13.8	—	44.8
Due to affiliates - less current portion	453.6	374.1	563.7	(1,391.3)	0.1
Deferred taxes	—	0.4	88.8	—	89.2
Total noncurrent liabilities	736.5	527.8	740.2	(1,391.3)	613.2
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	0.0	0.1	(0.1)	1.0
Other shareholders' equity	545.1	586.5	(25.7)	(560.8)	545.1
Total shareholders' equity	546.1	586.5	(25.6)	(560.9)	546.1
TOTAL	$1,341.8	$1,224.3	$785.7	$(1,952.2)	$1,399.6

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2019
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash & cash equivalents	$0.3	$0.1	$38.5	$—	$38.9
Restricted cash	—	0.8	—	—	0.8
Accounts receivable - net	0.7	64.1	5.3	—	70.1
Due from affiliates	0.0	10.9	19.2	—	30.1
Inventories	—	205.5	115.1	—	320.6
Derivative assets	12.2	—	2.4	—	14.6
Prepaid and other current assets	3.0	2.8	6.4	—	12.2
Total current assets	16.2	284.2	186.9	—	487.3
Property, plant and equipment - net	17.2	334.8	597.2	—	949.2
Investment in subsidiaries	609.5	62.7	—	(672.2)	—
Due from affiliates - less current portion	749.5	537.9	5.1	(1,292.0)	0.5
Other assets	38.1	5.7	18.9	—	62.7
TOTAL	1,430.5	1,225.3	808.1	(1,964.2)	1,499.7

Accounts payable, trade	2.3	66.2	28.6	—	97.1
Due to affiliates	—	2.2	30.7	—	32.9
Accrued and other current liabilities	23.5	27.3	14.7	—	65.5
Accrued employee benefits costs	1.9	7.7	0.8	—	10.4
Hawesville term loan - current	20.0	—	—	—	20.0
Industrial revenue bonds	—	7.8	—	—	7.8
Total current liabilities	47.7	111.2	74.8	—	233.7
Senior notes payable	249.2	—	—	—	249.2
Hawesville term loan - less current portion	20.0	—	—	—	20.0
Accrued pension benefits costs - less current portion	25.1	27.3	8.4	—	60.8
Accrued postretirement benefits costs - less current portion	1.1	97.8	1.8	—	100.7
Other liabilities	3.5	22.2	16.7	—	42.4
Lease - right of use liabilities	5.5	0.4	16.9	—	22.8
Due to affiliates - less current portion	403.4	315.9	572.7	(1,292.0)	—
Deferred taxes	—	0.4	94.7	—	95.1
Total noncurrent liabilities	707.8	464.0	711.2	(1,292.0)	591.0
Preferred stock	0.0	—	—	—	0.0
Common stock	1.0	0.0	0.1	(0.1)	1.0
Other shareholders' equity	674.0	650.1	22.0	(672.1)	674.0
Total shareholders' equity	675.0	650.1	22.1	(672.2)	675.0
TOTAL	$1,430.5	$1,225.3	$808.1	$(1,964.2)	$1,499.7

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2020
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$(23.9)	$15.0	$51.8	$—	$42.9
Purchase of property, plant and equipment	(0.8)	(10.4)	(2.2)	—	(13.4)
Proceeds from sale of property, plant and equipment	—	1.5	0.1	—	1.6
Intercompany transactions	6.5	(51.3)	1.3	43.5	—
Net cash provided by (used in) investing activities	5.7	(60.2)	(0.8)	43.5	(11.8)
Repayment of debt	(250.0)	—	—	—	(250.0)
Proceeds from issuance of debt	243.8	—	—	—	243.8
Borrowings under revolving credit facilities	213.9	—	45.0	—	258.9
Repayments under revolving credit facilities	(217.9)	—	—	—	(217.9)
Debt issuance cost	(1.1)	—	—	—	(1.1)
Debt retirement costs	(0.2)	—	—	—	(0.2)
Repayments under Hawesville term loan	(20.0)	—	—	—	(20.0)
Intercompany transactions	50.2	46.3	(53.0)	(43.5)	—
Net cash provided by (used in) financing activities	18.7	46.3	(8.0)	(43.5)	13.5
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	0.5	1.1	43.0	—	44.6
Cash, cash equivalents, and restricted cash, beginning of period	0.3	0.9	38.5	—	39.7
Cash, cash equivalents, and restricted cash, end of period	$0.8	$2.0	$81.5	$—	$84.3

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Cash Flows
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2018
	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(53.0)	$(19.5)	$3.4	$—	$(69.1)
Purchase of property, plant and equipment	(4.4)	(65.1)	(13.5)	—	(83.0)
Proceeds from sale of property, plant and equipment	—	—	0.1	—	0.1
Intercompany transactions	21.6	54.7	2.2	(78.5)	—
Net cash used in investing activities	17.2	(10.4)	(11.2)	(78.5)	(82.9)
Borrowings under revolving credit facilities	120.1	—	—	—	120.1
Repayments under revolving credit facilities	(96.8)	—	—	—	(96.8)
Issuance of common stock	0.4	—	—	—	0.4
Intercompany transactions	(52.1)	30.0	(56.4)	78.5	—
Net cash used in financing activities	(28.4)	30.0	(56.4)	78.5	23.7
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(64.2)	0.1	(64.2)	—	(128.3)
Cash, cash equivalents, and restricted cash, beginning of period	64.3	0.7	103.0	—	168.0
Cash, cash equivalents, and restricted cash, end of period	$0.1	$0.8	$38.8	$—	$39.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2020.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2020.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

During the year ended December 31, 2020, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $326 million for the year ended December 31, 2020.

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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2020 that requires disclosure in this report under Section 13(r) of the Exchange Act.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2021, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2021.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2021, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2021, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2021.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2021, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2021.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2021, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the consolidated financial statements
(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
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
4.3
Indenture for Century Aluminum Company's 12.0% Senior Secured Notes due 2025, dated as of July 1, 2020, by and among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and noteholder collateral agent.
		8-K	001-34474	July 2, 2020
4.4
Form of Note for the Indenture for Century Aluminum Company's 12.0% Senior Secured Notes due 2025, dated as of July 1, 2020, between Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee and noteholder collateral agent
		8-K	001-34474	July 2, 2020
4.5	Description of Common Stock	10-K	001-34474	February 27, 2020
10.1
Second Lien Pledge and Security Agreement, dated as of July 1, 2020, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 12.0% Senior Secured Notes.
		8-K	001-34474	July 2, 2020

10.2
Collateral Agency Agreement, dated as of July 1, 2020, by and among Century Aluminum Company, the other Grantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
		8-K	001-34474	July 2, 2020
10.3
Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		10-Q	001-34474	November 2, 2018
10.4
Amendment No. 1, dated as of June 17, 2020 to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	June 18, 2020
10.5	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.6	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	001-34474	April 15, 2016
10.7	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	February 28, 2018
10.8	Amendment to Revolving Credit Facility, dated October 2, 2019, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 8, 2019
10.9	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.10	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.11	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.12	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.13	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.14	Loan Agreement dated as of April 29, 2019, between Century Aluminum Company, as Borrower and Glencore Ltd., as Lender	8-K	001-34474	May 3, 2019
10.15	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.16	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.17	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.18	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014

10.19	Century Aluminum Company Annual Incentive Plan.*	10-K	001-34474	March 2, 2015
10.20	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.21	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.22	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 3, 2019.*	8-K	001-34474	June 6, 2019
10.23	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.24	Form of Time-Vesting Performance Share Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	June 27, 2014
10.25	Form of Performance Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	March 24, 2016
10.26	Form of Time-Vesting Share Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.27	Form of Performance Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.28	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.29	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.30	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer)
Dated:	March 4, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL A. BLESS	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021
Michael A. Bless

*	Chairman	March 4, 2021
Andrew Michelmore

*	Director	March 4, 2021
Jarl Berntzen

*	Director	March 4, 2021
Errol Glasser

*	Director	March 4, 2021
Wilhelm van Jaarsveld

/s/ CRAIG C. CONTI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2021
Craig C. Conti

/s/ ELISABETH INDRIANI	Global Controller (Principal Accounting Officer)	March 4, 2021
Elisabeth Indriani

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact