Form 10-Q
period 2021-03-31
CENTURY ALUMINUM CO
filed 2021-05-07
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
(Nasdaq Global Select Market)
The registrant had 90,087,714 shares of common stock outstanding at May 5, 2021.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2021	2020
NET SALES:
Related parties	$268.3	$271.0
Other customers	175.7	150.2
Total net sales	444.0	421.2
Cost of goods sold	464.7	416.4
Gross profit (loss)	(20.7)	4.8
Selling, general and administrative expenses	16.1	8.9
Other operating (income) expense - net	0.1	0.3
Operating income (loss)	(36.9)	(4.4)
Interest expense - Hawesville term loan	(0.3)	(0.7)
Interest expense	(9.0)	(6.0)
Interest income	0.1	0.1
Net gain (loss) on forward and derivative contracts	(98.1)	3.8
Other income (expense) - net	1.9	1.7
Income (loss) before income taxes	(142.3)	(5.5)
Income tax benefit (expense)	2.3	2.8
Net income (loss)	$(140.0)	$(2.7)

Net income (loss) allocated to common stockholders	$(140.0)	$(2.7)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(1.55)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	90.1	89.3
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended March 31,
	2021	2020
Comprehensive income (loss):
Net income (loss)	$(140.0)	$(2.7)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.0)	(0.0)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.8)	(0.8)
Amortization of net gain (loss) during the period	2.1	2.5
Other comprehensive income (loss) before income tax effect	1.3	1.7
Income tax effect	(0.0)	(0.3)
Other comprehensive income (loss)	1.3	1.4
Total comprehensive income (loss)	$(138.7)	$(1.3)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$26.3	$81.6
Restricted cash	1.2	2.7
Accounts receivable - net	57.4	51.0
Due from affiliates	21.3	10.3
Inventories	303.0	291.1
Derivative assets	13.8	6.4
Prepaid and other current assets	17.9	12.9
Total current assets	440.9	456.0
Property, plant and equipment - net	867.4	880.4
Due from affiliates - less current portion	—	1.7
Other assets	55.1	61.5
TOTAL	$1,363.4	$1,399.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$116.2	$106.1
Interest payable	—	15.0
Due to affiliates	39.7	21.7
Accrued and other current liabilities	62.3	54.5
Derivative liabilities	62.8	4.9
Accrued employee benefits costs	10.1	10.3
Hawesville term loan	15.0	20.0
U.S. revolving credit facility	50.4	—
Industrial revenue bonds	7.8	7.8
Total current liabilities	364.3	240.3
Senior notes payable	243.4	243.1
Iceland revolving credit facility	—	45.0
Accrued pension benefits costs - less current portion	63.0	65.2
Accrued postretirement benefits costs - less current portion	101.1	101.5
Other liabilities	67.3	44.8
Leases - right of use liabilities	23.2	24.3
Due to affiliates - less current portion	6.5	0.1
Deferred taxes	86.3	89.2
Total noncurrent liabilities	590.8	613.2
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	1.0	1.0
Additional paid-in capital	2,530.9	2,530.0
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(117.5)	(118.8)
Accumulated deficit	(1,919.8)	(1,779.8)
Total shareholders’ equity	408.3	546.1
TOTAL	$1,363.4	$1,399.6
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140.0)	$(2.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on derivative instruments	94.4	(3.7)
Lower of cost or NRV inventory adjustment	—	13.4
Depreciation and amortization	20.9	20.2
Other non-cash items - net	3.2	(0.7)
Change in operating assets and liabilities:
Accounts receivable - net	(6.4)	17.2
Due from affiliates	(12.2)	20.2
Inventories	(11.8)	(10.4)
Prepaid and other current assets	(3.1)	0.1
Accounts payable, trade	(4.9)	(11.3)
Due to affiliates	7.0	(3.2)
Accrued and other current liabilities	3.8	(5.6)
Other - net	(0.7)	1.1
Net cash provided by (used in) operating activities	(49.8)	34.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7.4)	(6.0)
Proceeds from sales of property, plant & equipment	—	0.1
Net cash provided by (used in) investing activities	(7.4)	(5.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Hawesville term loan	(5.0)	(5.0)
Borrowings under revolving credit facilities	197.6	121.8
Repayments under revolving credit facilities	(192.2)	(35.8)
Net cash provided by (used in) financing activities	0.4	81.0
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(56.8)	109.7
Cash, cash equivalents and restricted cash, beginning of period	84.3	39.7
Cash, cash equivalents and restricted cash, end of period	$27.5	$149.4

Supplemental Cash Flow Information:
Cash paid for:
Interest	$16.1	$0.8
Taxes	—	—
Non-cash investing activities:
Capital expenditures	1.8	1.2
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three months ended March 31, 2021
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net income (loss)	—	—	—	—	—	(140.0)	(140.0)
Other comprehensive income (loss)	—	—	—	—	1.3	—	1.3
Share-based compensation	0.0	0.0	0.9	—	—	—	0.9
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	—
Balance, March 31, 2021	$0.0	$1.0	$2,530.9	$(86.3)	$(117.5)	$(1,919.8)	$408.3

Three months ended March 31, 2020
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net income (loss)	—	—	—	—	—	(2.7)	(2.7)
Other comprehensive income (loss)	—	—	—	—	1.4	—	1.4
Share-based compensation	—	—	0.1	—	—	—	0.1
Conversion of preferred stock to common stock	—	—	—	—	—	—	—
Balance, March 31, 2020	$0.0	$1.0	$2,526.6	$(86.3)	$(108.4)	$(1,659.1)	$673.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2021 and 2020
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Recently Adopted Accounting Standards
On January 1, 2021, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The ASU amendments include the removal of certain exceptions to the general principles of ASC 740 and to improve and simplify accounting for income taxes by clarifying and amending existing guidance. The adoption of the ASU did not have a material effect on the Company’s consolidated financial statements.
On January 1, 2021, we adopted FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" using the modified retrospective method. The ASU amendments include simplification of the accounting models for convertible instruments and conversion options, and amendments to diluted earnings per share (“EPS”) calculations for certain convertible instruments, requiring the inclusion of convertible securities in the calculation of diluted EPS using the if-converted method. The adoption of the ASU did not have a material effect on the Company’s consolidated financial statements.
On January 1, 2021, we adopted the final rule issued by the Securities and Exchange Commission (“SEC”) that amends the disclosure requirements related to issuers and guarantors of certain registered securities under SEC Regulation S-X Rule 3-10. We presented the alternative financial disclosures in Item 2. Management's Discussion and Analysis - Liquidity and Capital Resources. The adoption of the SEC rule is limited to disclosures only and did not have a material effect on the Company’s consolidated financial statements.

2.Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2021 and 2020 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of March 31, 2021, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.7% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and debt transactions.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Sales to Glencore
For the three months ended March 31, 2021 and 2020, we derived approximately 60% and 64%, respectively, of our consolidated net sales from Glencore.
Glencore purchases aluminum produced at our U.S smelters at prices primarily based on the London Metal Exchange (the "LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months ended March 31, 2021, we recorded no revenue related to alumina sales to Glencore, and for the three months ended March 31, 2020, we recorded $0.3 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2021 were priced based on published alumina and aluminum indices.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 13. Derivatives regarding these forward financial sales contracts.
Hawesville Term Loan

On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”).  See Note 9. Debt for additional information.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended March 31,
	2021	2020
Net sales to Glencore	$268.3	$271.0
Purchases from Glencore	72.3	40.2
.

3.Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended March 31,
	2021	2020
United States	$276.2	$274.1
Iceland	167.8	147.1
Total	$444.0	$421.2

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
•Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$13.3	$—	$—	$13.3
Trust assets (1)	1.5	—	—	1.5
Derivative instruments	—	14.8	0.0	14.8
TOTAL	$14.8	$14.8	$—	$29.6

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	104.8	6.2	111.0
TOTAL	$—	$104.8	$6.2	$111.0

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$54.2	$—	$—	$54.2
Trust assets (1)	—	—	—	—
Derivative instruments	—	12.1	3.0	15.1
TOTAL	$54.2	$12.1	$3.0	$69.3

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	16.7	—	16.7
TOTAL	$—	$16.7	$—	$16.7

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
(1) Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.
The following section describes the valuation techniques and inputs for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

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
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:
Asset / Liability	Fair Value at March 31, 2021	Valuation Technique	Observable Inputs	Significant Unobservable Input	Value/Range of Unobservable Input
LME forward financial sales contracts	$(6.0)	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	10.00%
Contingent obligation	$—	Discounted cash flows	Quoted LME forward market, management's estimate of the LME forward market prices for periods beyond the quoted periods, management's estimates of future level of operations	Management's estimates of the LME forward market price beyond the quoted periods (2)	$2,217/T-$2,321/T
FX swaps	$(0.2)	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	10.00%
(1) Represents risk adjusted discount rate.
(2) Represents the range of estimated forward LME prices of primary aluminum through the term of the agreement in December 2028.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Level 3 Liabilities
For the three months ended March 31, 2021	LME forward financial sales contracts	FX Swaps
Balance as of January 1, 2021	$2.9	$0.1
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	(8.7)	—
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	—
Transfers into Level 3 (2)	(0.7)	(0.2)
Transfers out of Level 3(3)	0.5	(0.1)
Balance as of March 31, 2021	(6.0)	$(0.2)

Change in unrealized gains (losses) (1)	$(8.7)	$—
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the first quarter of 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

For the three months ended March 31, 2020	Level 3 Assets	Level 3 Liabilities
	U.S. LME forward financial sales contracts	Hawesville L4 Power Price Swaps
Balance as of January 1, 2020	$10.6	$(2.9)
Total realized/unrealized gains (losses)
Included in Net Income (1)	6.7	(1.5)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	1.2
Transfers into Level 3(2)	—	—
Transfers out of Level 3(3)	(9.5)	—
Balance as of March 31, 2020	$7.8	$(3.2)

Change in unrealized gains (losses) (1)	$6.7	$(0.3)
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the first quarter of 2020.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended March 31
	2021			2020
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(140.0)			$(2.7)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(140.0)	90.1	$(1.55)	$(2.7)	89.3	$(0.03)

	Three months ended March 31,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2021	2020
Share-based compensation	2.2	0.4
Convertible preferred shares(2)	6.4	—
(1) In periods when we report a net loss, all share-based compensation awards and convertible preferred shares are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
(2) Convertible preferred shares are considered in diluted EPS using the if-converted method in accordance with our adoption of ASU 2020-06 effective January 1, 2021 using a modified retrospective approach.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
6.Shareholders’ Equity
Common Stock
As of March 31, 2021 and December 31, 2020, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 97,274,235 shares were issued and 90,087,714 shares were outstanding at March 31, 2021; 97,242,318 shares were issued and 90,055,797 shares were outstanding at December 31, 2020.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of March 31, 2021 and December 31, 2020, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At March 31, 2021 and December 31, 2020, there were 63,452 and 63,589 shares of Series A Convertible Preferred Stock outstanding, respectively.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the three months ended March 31, 2021 and 2020.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2020	63,589	7,186,521	90,055,797
Conversion of convertible preferred stock	(137)	—	13,697
Issuance for share-based compensation plans	—	—	18,220
Ending balance as of March 31, 2021	63,452	7,186,521	90,087,714

Beginning balance as of December 31, 2019	67,323	7,186,521	89,185,661
Conversion of convertible preferred stock	(1,182)	—	118,146
Issuance for share-based compensation plans	—	—	157,158
Ending balance as of March 31, 2020	66,141	7,186,521	89,460,965
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
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of March 31, 2021.

7.    Income Taxes
We recorded an income tax benefit of $2.3 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. The change is primarily due to improved operational results from foreign operations in the current quarter.
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
As of March 31, 2021, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.

8.    Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$105.2	$95.9
Work-in-process	44.1	40.5
Finished goods	22.7	26.9
Operating and other supplies	131.0	127.8
Total inventories	$303.0	$291.1
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

9.Debt

	March 31, 2021	December 31, 2020
Debt classified as current liabilities:
Hawesville Term Loan(1)	$15.0	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility(3)	50.4	—
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	—	45.0
12.0% senior secured notes due July 1, 2025, net of debt discount of $2.2 million and $2.3 million, and financing fees of $4.4 million and $4.6 million at March 31, 2021 and December 31, 2020, respectively, interest payable semiannually	243.4	243.1
Total	$316.6	$315.9
(1) See "Hawesville Term Loan" below. At March 31, 2021, the applicable interest rate was LIBOR of 0.2% plus margin of 5.375% and there is no interest payable outstanding. As of March 31, 2021, we have made $25.0 million of principal payments and $2.2 million of interest payments.
(2) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at March 31, 2021 was 0.2%.
(3) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2021 was 3.8%.
(4) We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement.

12.0% Notes due 2025

General. On July 1, 2020, we issued $250.0 million in aggregate principal amount of 12.0% senior secured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at a discount and we received proceeds of $243.8 million, prior to payment of certain financing fees and related expenses.
Fair Value. Fair value for our 2025 Notes, based on the latest trading data available, was $268.8 million as of March 31, 2021. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements. In connection with the offering of the 2028 Notes described below, we commenced a cash tender offer to purchase any and all of our outstanding 2025 Notes at par plus a tender premium of $14.6 million. On April 14, 2021, we purchased $195.9 million aggregate principal amount of the 2025 Notes in the tender offer, and notified the holders of all outstanding 2025 Notes that were not purchased in the tender offer of our election to redeem all such remaining 2025 Notes on May 14, 2021.
7.5% Senior Secured Notes due 2028
As disclosed in Note 14. Subsequent Events, on April 14, 2021, we issued $250.0 million in aggregate principal amount of senior secured notes due 2028 (the "2028 Notes"). The 2028 Notes bear interest semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 7.5% per annum in cash.
Convertible Notes due 2028
In addition, as disclosed in Note 14. Subsequent Events, on April 9, 2021, we completed a private offering of $86.3 million aggregate principal amount of convertible senior notes due 2028 (the "Convertible Notes"). The Convertible Notes were issued at a price of 100% of their aggregate principal amount, will pay interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash, and will mature on May 1, 2028, unless earlier converted, repurchased, or redeemed.

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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2021, there were $50.4 million in outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	March 31, 2021
Credit facility maximum amount	$175.0
Borrowing availability	139.6
Outstanding letters of credit issued	75.4
Outstanding borrowings	50.4
Borrowing availability, net of outstanding letters of credit and borrowings	13.8
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). At March 31, 2021, there were no outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2022. Principal payments, if any, are due upon maturity of the Iceland revolving credit facility and may be prepaid without penalty.

Status of our Iceland revolving credit facility:	March 31, 2021
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	50.0

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
Legal Contingencies
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter was stayed by the court in 2008 to allow for the remediation of environmental areas at the site. On June 30, 2016, the U.S. District Court for the District of Delaware ordered the stay lifted and reopened the case. Discovery was completed in the third quarter of 2019. Trial was bifurcated and moved to September 2021 for Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") issues and to a later undetermined date for questions of fact. At this stage, we cannot predict the ultimate outcome of this action or estimate a range of reasonably possible losses related to this matter.
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of March 31, 2021, $2.0 million was recorded in other current liabilities and $7.7 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended March 31, 2021, and 2020. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Environmental Contingencies
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In October 2020, parties participating in the Hydrocarbon Recovery Plan filed a complaint against Century and Virgin Islands Alumina Corporation, L.L.C. relating to the Hydrocarbon Recover Plan. The deadline to respond to the complaint has been postponed by all parties until May 27, 2021. At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Mt. Holly
CASC has a power supply agreement with Santee Cooper that has an effective term beginning April 1, 2021 and runs through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract is expected to provide sufficient energy to allow Mt. Holly to increase its production to 75% of full production capacity.
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
100% of Vlissingen's work force is represented by the FME since Vlissingen is a member of the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement expired on December 1, 2020 and since such time we have been operating under the terms of the expired agreement while we engage in negotiations regarding the terms of a new labor agreement.
Approximately 58% of our U.S. based work force is represented by USW. On April 16, 2021, a new labor agreement for Hawesville employees was reached, running through April 1, 2026. Refer to Note 14. Subsequent Events for further detail. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	March 31, 2021	December 31, 2020
Defined benefit plan liabilities	$(122.3)	$(123.7)
Unrealized gain (loss) on financial instruments	2.1	2.1
Other comprehensive loss before income tax effect	(120.2)	(121.6)
Income tax effect (1)	2.7	2.8
Accumulated other comprehensive loss	$(117.5)	$(118.8)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2021	December 31, 2020
Defined benefit plan liabilities	$3.1	$3.2
Unrealized loss on financial instruments	(0.4)	(0.4)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, January 1, 2021	$(120.6)	$1.8	$(118.8)
Net amount reclassified to net income (loss)	1.3	0.0	1.3
Balance, March 31, 2021	$(119.3)	$1.8	$(117.5)

Balance, January 1, 2020	$(111.7)	$1.9	$(109.8)
Net amount reclassified to net income	1.4	0.0	1.4
Balance, March 31, 2020	$(110.3)	$1.9	$(108.4)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended March 31,
AOCL Components	Location	2021	2020
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.8	$1.1
	Selling, general and administrative expenses	0.2	0.2
	Other operating expense, net	0.4	0.4
	Income tax effect	(0.1)	(0.3)
	Net of tax	$1.3	$1.4

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0
	Income tax effect	0.0	0.0
	Net of tax	$0.0	$0.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

12. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended March 31,
	2021	2020
Service cost	$1.4	$1.3
Interest cost	2.4	2.8
Expected return on plan assets	(5.5)	(5.1)
Amortization of prior service costs	0.0	0.0
Amortization of net loss	1.5	1.5
Net periodic benefit cost	$(0.2)	$0.5

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2021	2020
Service cost	$0.1	$0.1
Interest cost	0.6	0.8
Amortization of prior service cost	(0.8)	(0.8)
Amortization of net loss	0.6	1.0
Net periodic benefit cost	$0.5	$1.1

13. Derivatives
As of March 31, 2021, we had an open position of 175,716 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 418,500 tonnes related to Midwest Premium ("MWP") forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of March 31, 2021, we had 16,482 tonnes related to fixed for floating swaps that will settle at various dates through March 2022.
We previously have entered into financial contracts to hedge a portion of our exposure at our U.S. operations to the NYMEX Henry Hub ("NYMEX Henry Hub natural gas price swaps"). As of March 31, 2021, the NYMEX Henry Hub natural gas swaps had fully matured.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of March 31, 2021, we had an open position of 1,815,075 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2023. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of March 31, 2021, we had an open position related to the FX swaps of €42.2 million that will settle monthly through December 2023.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of March 31, 2021 and December 31, 2020, respectively:

	Asset Fair Value
	March 31, 2021	December 31, 2020
Commodity contracts (1)	$14.4	$12.8
Foreign exchange contracts (2)	0.4	2.4
Total	$14.8	$15.2

	Liability Fair Value
	March 31, 2021	December 31, 2020
Commodity contracts (1)	$110.5	$16.7
Foreign exchange contracts (2)	0.5	—
Total	$111.0	$16.7

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, and Nord Pool power price swaps. At March 31, 2021, $22.3 million of Due to affiliates and $6.5 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore. At December 31, 2020, $1.2 million of Due from affiliates, $1.7 million of Due from affiliates - less current portion, $11.3 million of Due to affiliates, and $0.1 million of Due to affiliates - less current portion was related to commodity contract assets and liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended March 31,
	2021	2020
Commodity contracts(1)	$(96.0)	$9.0
Foreign exchange contracts	(2.1)	(5.2)
Total	$(98.1)	$3.8
(1) For the three months ended March 31, 2021 and 2020, $(20.3) million and $12.6 million of the net (loss) gain, respectively, was with Glencore.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

14. Subsequent Events
On April 9, 2021, we completed our private offering of $86.3 million aggregate principal amount of the Convertible Notes. The Convertible Notes were issued at a price of 100% of their aggregate principal amount, will pay interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash, and will mature on May 1, 2028, unless earlier converted, repurchased or redeemed. The Convertible Notes are Century’s senior unsecured obligations and rank senior in right of payment to any of Century’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of Century’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of Century’s senior, secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of Century’s subsidiaries.
On April 14, 2021, we completed our offering of $250.0 million aggregate principal amount of the 2028 Notes. The 2028 Notes bear interest semi-annually in arrears on each April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 7.5% per year.
Concurrently with the closing of the issuance of the 2028 Notes, on April 14, 2021, we accepted for purchase and purchased $195.9 million in aggregate principal amount of the 2025 Notes pursuant to a tender offer commenced in connection with the offering; and we notified the holders of all outstanding 2025 Notes that were not purchased in the tender offer of our election to redeem all such remaining 2025 Notes on May 14, 2021, and deposited with the trustee under the indenture governing the 2025 Notes an amount sufficient to fund the full redemption of the remaining 2025 Notes and discharge our obligations with respect thereto. We applied a portion of net proceeds from the offering of the 2028 Notes described above toward payment of the total consideration amount to holders whose 2025 Notes were accepted and purchased in the tender offer and the remaining proceeds from the issuance of the 2028 Notes and a portion of the net proceeds from the Convertible Notes will be used to fund the redemption of any remaining 2025 Notes, which will be redeemed on May 14, 2021. The remaining proceeds from the Convertible Notes offering were used to repay borrowings under our revolving credit facilities and to pay for the cost of the capped call transactions in connection with the issuance of the Convertible Notes.
Based on the characteristics of the 2025 Notes and the 2028 Notes that were issued, the tender and redemption of the 2025 Notes would be accounted for as an extinguishment of the debt. Accordingly, we expect to record a loss on early extinguishment of debt in the second quarter of 2021, consisting of the write-off of deferred financing costs of $4.4 million and the debt discount of $2.2 million associated with the 2025 Notes, as well as the tender fees, including a tender premium of $14.6 million, paid as part of the tender offer.
On April 16, 2021, a new, five-year collective bargaining agreement was ratified by the United Steelworkers Local 9423 for the Company's Hawesville, Kentucky smelter. The agreement will run through April 1, 2026.

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
•Our plans and expectations with regards to future operations of our Mt. Holly smelter, including our expectations as to the restart of curtailed production at Mt. Holly, including the timing, costs and benefits associated with this restart project;
•Our expectations with respect to the anticipated impact of Hawesville equipment issues on shipment volumes, as well as the anticipated timing and anticipated costs of returning Hawesville to 80% of operating capacity;
•Our plans with regards to future operations of our Hawesville smelter, including our expectations as to the restart of curtailed production at Hawesville and bringing the smelter back to full production and expectations as to the timing, costs and benefits associated with this restart project;
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
Recent Developments
Mt. Holly Restart
We have finalized and received all necessary approvals for a new power contract with Santee Cooper for the Mt. Holly aluminum smelter. The contract was effective April 1, 2021, and runs through December 2023. It is expected to provide sufficient energy to allow the Mt. Holly smelter to increase its production by 50% (resulting in total production of 75% of Mt. Holly’s full capacity once the restart project is completed) at cost of service based rates. Restart work at the Mt. Holly smelter is already underway and is expected to be completed in the fourth quarter of 2021.
Hawesville Restart Activity
Our Hawesville facility experienced several equipment issues in late December 2020 that partially reduced the plant’s production level; however, we began the process of returning to our planned operating level of 80% of production capacity early in the second quarter of 2021. We expect the various major maintenance and other projects associated with these equipment issues will result in approximately $10.0 to $12.0 million of one-time additional operating costs during the last three quarters of 2021, with over half of this amount anticipated to be spent during the second quarter of 2021 and declining amounts in each of the third and fourth quarters.
Refinancing Activity
On April 14, 2021, we issued $250.0 million in aggregate principal amount of our senior secured notes that will mature in 2028 (the "2028 Notes") and used a portion of the proceeds to purchase $195.9 million of our 12.0% senior secured notes due 2025 (the "2025 Notes") pursuant to a cash tender offer for any and all of the 2025 Notes. We also called for redemption on May 14, 2021 of all of $54.1 million aggregate principal amount of the 2025 Notes not tendered in the tender offer. On April 9, 2021, we issued $86.3 million in aggregate principal amount of convertible senior notes due 2028 (the "Convertible Notes"). The remaining proceeds from the issuance of the 2028 Notes and a portion of the net proceeds of the Convertible Notes will be used to redeem the remaining 2025 Notes on May 14, 2021. With these transactions, we have effectively extended the maturities of our principal debt obligations, reduced the interest rate on these obligations, and raised additional liquidity through the issuance of convertible senior notes.
COVID-19 Update
In response to the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and to prevent the spread of COVID-19 within our operations. As a result, our plants have not experienced any disruption in operations as a result of the pandemic, and we continue to sell all of our metal essentially as it is cast.
Since the outbreak of the COVID-19 pandemic in early 2020, we have seen disruptions to the global economy and the COVID-19 pandemic created significant volatility in the primary aluminum industry; however, in recent months, we have seen some measurable improvement in the global market for primary aluminum along with an increase in the price for our product and continued stability in the market in which we operate. The LME price for primary aluminum averaged $2,192 per tonne for the three months ended March 31, 2021, as compared to an average of $1,702 for calendar year 2020, due in part to the impacts that the COVID-19 pandemic had on the LME price for primary aluminum during 2020. Because we sell our product on a one-

to three-month lag to current prices, our results reflect the LME price on this one-to-three month lag basis. Generally, customer demand for value-added aluminum products and, in turn, the product premium we receive for such products have returned to first quarter 2020 levels after having been negatively impacted by the COVID-19 pandemic throughout the last three quarters of 2020.
Since early 2020, we have taken actions to mitigate the financial impact of the COVID-19 pandemic, including reducing discretionary spending, optimizing working capital and deferring non-essential capital projects. The potential further impact of the COVID-19 pandemic on our business, results of operations and financial performance is difficult to predict and will depend on future developments, and such effects could exist for an extended period of time. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information on the potential risks associated with the COVID-19 pandemic.

Results of Operations
The following discussion for the three months ended March 31, 2021, reflects no change in production capacities at our operating facilities.
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

	Three months ended March 31,
	2021	2020
	(in millions, except per share data)
NET SALES:
Related parties	$268.3	$271.0
Other customers	175.7	150.2
Total net sales	444.0	421.2
Gross profit (loss)	(20.7)	4.8
Net income (loss)	(140.0)	(2.7)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(1.55)	$(0.03)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2021
1st Quarter	116,437	$275.6	79,260	$164.2	195,697	$439.8
Total	116,437	$275.6	79,260	$164.2	195,697	$439.8

2020
1st Quarter	129,114	$273.8	73,791	$141.0	202,905	$414.8
Total	129,114	273.8	73,791	141.0	202,905	414.8
    (1) Excludes scrap aluminum and alumina sales.

Net sales (in millions)	2021	2020
Three months ended March 31,	$444.0	$421.2
Net sales (excluding alumina sales) increased by $25.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $40.0 million, partially offset by unfavorable volume of $15.0 million.

Gross profit (loss) (in millions)	2021	2020
Three months ended March 31,	$(20.7)	$4.8
Gross profit decreased by $25.5 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to unfavorable power price realizations of $41.6 million, primarily related to extraordinarily cold temperatures in the U.S. Midwest and South during February 2021, unfavorable alumina price realizations of $10.7 million, and unfavorable volume impacts of $10.9 million. These unfavorable impacts were partially offset by favorable LME and regional premium price realizations of $40.0 million.

Selling, general and administrative expenses (in millions)	2021	2020
Three months ended March 31,	$16.1	$8.9

Selling, general and administrative expenses increased by $7.2 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by an increase in share-based compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2021	2020
Three months ended March 31,	$(98.1)	$3.8

For the three months ended March 31, 2021, net loss on forward and derivative contracts increased by $101.9 million compared to the same period in 2020 primarily due to increases in LME and MWP prices. See Note 13. Derivatives.

Income tax benefit (expense) (in millions)	2021	2020
Three months ended March 31,	$2.3	$2.8
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period change is primarily due to improved operational results at our foreign entities that are not subject to a valuation allowance. See Note 7. Income Taxes to the consolidated financial statements included herein for additional information.

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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of March 31, 2021, we had cash and cash equivalents of approximately $26.3 million and unused availability under our revolving credit facilities of $63.8 million, resulting in a total liquidity position of approximately $90.1 million.

On April 14, 2021, we issued $250.0 million in aggregate principal amount of our 2028 Notes and used a portion of the proceeds to purchase $195.9 million of our 2025 Notes pursuant to a cash tender offer for any and all of the 2025 Notes. We also called for redemption on May 14, 2021 of all of $54.1 million aggregate principal amount of the 2025 Notes not tendered in the tender offer. On April 9, 2021, we issued $86.3 million in aggregate principal amount of Convertible Notes. The remaining proceeds from the issuance of the 2028 Notes and a portion of the proceeds from the issuance of the Convertible Notes will be used to redeem the remaining 2025 Notes on May 14, 2021. The remaining proceeds from the Convertible Notes offering were used to repay borrowings under our revolving credit facilities and to pay for the cost of the capped call transactions in connection with the issuance of the Convertible Notes. With these transactions, we have effectively extended the maturities of our principal debt obligations, reduced the interest rate on these obligations, and raised additional liquidity through the issuance of convertible senior notes.
Available Cash
Our available cash and cash equivalents balance at March 31, 2021, was $26.3 million compared to $81.6 million at December 31, 2020.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$(49.8)	$34.6
Net cash provided by (used in) investing activities	(7.4)	(5.9)
Net cash provided by (used in) financing activities	0.4	81.0
Change in cash, cash equivalents and restricted cash	$(56.8)	$109.7

The increase in net cash used in operating activities was primarily driven by an increase in net loss and changes in working capital. The changes in working capital are primarily attributable to timing of receivable collections and timing of raw material receipts.

The increase in net cash used in investing activities was primarily due to higher spending on capital projects during the three months ended March 31, 2021, driven by capital investments in the Mt. Holly restart project.

The decrease in net cash provided by financing activities was primarily due to lower net borrowings on our revolving credit facilities.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of March 31, 2021, our U.S. revolving credit facility had a borrowing base of $139.6 million, $50.4 million in borrowings and $75.4 million in letters of credit outstanding. Of the outstanding letters of credit, $16.2 million are related to our power commitments, $41.1 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain debt and workers’

compensation commitments. As of March 31, 2021, our Iceland revolving credit facility had a borrowing base of $50.0 million and no outstanding borrowings.
As of March 31, 2021, our credit facilities had $63.8 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination availability under the U.S. revolving credit facility is less than or equal to $17.5 million, or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2021, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Senior Notes
On April 14, 2021, we issued $250.0 million principal of senior secured notes that will mature on May 1, 2028, unless earlier refinanced in accordance with their terms. Interest on the 2028 Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 7.5% per year. The indenture governing the 2028 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
On April 9, 2021, we issued $86.3 million in aggregate principal amount of convertible senior notes due 2028, unless earlier converted, repurchased or redeemed. The principal included the full exercise of the option by the initial purchasers of the Convertible Notes to purchase $11.3 million of additional principal amount. The Notes bear interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash.
We applied the net proceeds from the offering of the 2028 Notes and a portion of the net proceeds from the Convertible Notes described above toward payment of the total consideration amount to holders whose 2025 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2025 Notes.
Hawesville Term Loan
On April 29, 2019, we entered into a term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021, and is being repaid in 24 equal monthly installments of principal that began on January 31, 2020. The Hawesville Term Loan bears interest, due monthly, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral. As of March 31, 2021, the outstanding balance of the Hawesville Term Loan was $15.0 million.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the Securities and Exchange Commission pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of March 31, 2021, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, the securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries to pay dividends or make distributions in respect of capital stock.
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

The following summarized financial information of both the Company and the Guarantors Subsidiaries ("Guarantors") is presented on a combined basis. Intercompany balances and transactions between the Company and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Company or the Guarantors in the Non-Guarantor Subsidiaries ("Non-Guarantors"). The Company’s or Guarantors’ amounts due from, amounts due to, and transactions with the Non-Guarantors are disclosed below:

	March 31, 2021	December 31, 2020
Current assets	$266.6	$252.4
Non-current assets	971.6	972.3
Current liabilities	270.3	169.2
Non-current liabilities	516.2	483.7

Three months ended March 31, 2021
Net sales	$276.2
Gross profit (loss)	(19.7)
Income (loss) before income taxes	(121.5)
Net income (loss)	(140.0)
As of March 31, 2021 and December 31, 2020, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $13.2 million and $14.6 million, respectively, and an intercompany long term loan due to the Parent from the Non-Guarantors totaled $555.7 million and $554.9 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2021, the principal and accrued interest for the contingent obligation was $27.0 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2021, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended March 31, 2021 and 2020. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
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
Other Items

In March 2018, we announced our intention to return our Hawesville smelter, which since 2015 had been operating at approximately 40% capacity, to full production and upgrade its existing reduction technology. The first phase of the project, which involved the restart of the three potlines and approximately 150,000 tonnes of production capacity that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. The second phase of the project involves the rebuilding of the pots from the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. These two potlines were taken out of production in February and September 2019, respectively. The rebuild of the first of these potlines was completed in the second quarter of 2020 with total project costs to date of approximately $108.3 million. Our Hawesville facility experienced several equipment issues in late December 2020 that partially reduced the plant’s production level; however, we expect the process of returning to our planned operating level of 80% of capacity will begin early in the second quarter of 2021. The rebuild of the fifth and final potline and the completion of the technology upgrades is expected to be completed over the next several years subject to market conditions.
In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018. As of March 31, 2021, the claims process was concluded and we received all $21.3 million in insurance proceeds to offset against such losses.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2018, 2019, and 2020. As of March 31, 2021 we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2021, we had $2.0 million in other current liabilities and $7.7 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the three months ended March 31, 2021 were $2.3 million, excluding expenditures of $5.1 million associated with the restart project at Mt. Holly. We estimate our total capital spending in 2021, excluding the Mt. Holly restart project, will be approximately $25.0 million related to our ongoing investment and sustainability projects at our plants.

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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2023 through 2036 (subject to extension), primarily provide power at LME-based variable rates. The price of approximately 30% of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market. From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.
Electrical Power Price Sensitivity
With the movement toward market-based power supply agreements, we have increased our electrical power price risk for our operations, whether due to fluctuations in the price of power available on the MISO and Nord Pool power markets or the price of natural gas. Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

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
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  We have entered into financial contracts to hedge the risk of fluctuations associated with the Euro under our power price swaps (the "FX swaps").
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of March 31, 2021 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at March 31, 2021. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$14.4	$(4.8)
Foreign exchange contracts (2)	0.4	(2.5)
Total	$14.8	$(7.3)

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$110.5	$151.0
Foreign exchange contracts (2)	0.5	2.3
Total	$111.0	$153.3
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, and Nord Pool power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at March 31, 2021, refer to Note 10. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may be unable to generate sufficient cash flow to meet our debt service requirements which may have a material adverse effect on our business, financial position, results of operations and liquidity.
In April 2021, we issued $86.3 million in aggregate principal amount of the Convertible Notes and $250 million in aggregate principal amount of the 2028 Notes. A portion of the proceeds from the issuance of the Convertible Notes and the 2028 Notes were used to repurchase $195.9 million of the 2025 Notes tendered in a cash tender offer and to pay down revolving credit facilities, and the balance of the proceeds will be used to redeem the $54.1 million of the 2025 Notes that were not tendered in the tender offer on May 14, 2021. Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

We will account for the Convertible Notes in accordance with U.S. Generally Accepted Accounting Principles, including ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and, where applicable, Accounting Standards Update 2020-06 (“ASU 2020-06”). The ultimate accounting treatment may have a material effect on our net income, earnings per share (EPS) and working capital. Volatility in these measures could adversely affect the trading price of our common stock. If any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital. We may be required to report diluted earnings per share using an “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

The capped call transactions may affect the value of the notes and our common stock.

In connection with the pricing of the Convertible Notes, we entered into capped call transactions with various option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do so on each exercise date for the capped call transactions, which are expected to occur on each trading day during the 20 trading day period beginning on the 21st scheduled trading day prior to the maturity date of the notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the notes will depend in part on market conditions and cannot be ascertained at this time.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, with respect to such option counterparty’s obligations under the relevant capped call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any of the option counterparties.

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

During the quarter ended March 31, 2021, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $421 million for the quarter ended March 31, 2021.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2021 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
4.1	Indenture, dated as of April 9, 2021, between Century Aluminum Company and Wilmington Trust, National Association (Convertible Senior Notes)	8-K	001-34474	April 12, 2021
4.2	Form of 2.75% Convertible Senior Note due 2028 (included in Exhibit 4.1)	8-K	001-34474	April 12, 2021
4.3
Indenture, dated as of April 14, 2021, between Century Aluminum Company, the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee and noteholder collateral agent (Senior Secured Notes)
		8-K	001-34474	April 15, 2021
4.4	Form of 7.5% Senior Secured Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-34474	April 15, 2021
10.1	Form of Capped Call Confirmation	8-K	001-34474	April 12, 2021
10.2
Second Lien Pledge and Security Agreement, dated as of April 14, 2021 by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent.
		8-K	001-34474	April 15, 2021
10.3
Collateral Agency Agreement, dated as of April 14, 2021, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as trustee and collateral agent.
		8-K	001-34474	April 15, 2021
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 7, 2021	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)