Form 10-Q
period 2021-06-30
CENTURY ALUMINUM CO
filed 2021-08-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
(Nasdaq Global Select Market)
The registrant had 90,129,118 shares of common stock outstanding at August 4, 2021.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
NET SALES:
Related parties	$306.4	$285.6	$574.7	$556.6
Other customers	221.6	116.3	397.3	266.5
Total net sales	528.0	401.9	972.0	823.1
Cost of goods sold	507.1	414.9	971.8	831.3
Gross profit (loss)	20.9	(13.0)	0.2	(8.2)
Selling, general and administrative expenses	8.7	11.8	24.8	20.7
Other operating (income) expense - net	0.1	0.2	0.2	0.5
Operating income (loss)	12.1	(25.0)	(24.8)	(29.4)
Interest expense - Hawesville term loan	(0.2)	(0.5)	(0.5)	(1.2)
Interest expense	(7.5)	(5.9)	(16.5)	(11.9)
Interest income	0.1	0.4	0.2	0.5
Net gain (loss) on forward and derivative contracts	(64.4)	3.7	(162.5)	7.5
Loss on early extinguishment of debt	(24.7)	—	(24.7)	—
Other income (expense) - net	1.2	1.3	3.1	3.0
Income (loss) before income taxes	(83.4)	(26.0)	(225.7)	(31.5)
Income tax benefit (expense)	48.3	(0.9)	50.6	1.9
Income (loss) before equity in earnings of joint ventures	(35.1)	(26.9)	(175.1)	(29.6)
Equity in earnings of joint ventures	0.0	—	0.0	—
Net income (loss)	$(35.1)	$(26.9)	$(175.1)	$(29.6)

Net income (loss) allocated to common stockholders	$(35.1)	$(26.9)	$(175.1)	$(29.6)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.39)	$(0.30)	$(1.94)	$(0.33)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	90.1	89.5	90.1	89.4
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Comprehensive income (loss):
Net income (loss)	$(35.1)	$(26.9)	$(175.1)	$(29.6)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.1)	(0.0)	(0.1)	0.0
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.8)	(0.8)	(1.6)	(1.6)
Amortization of net gain (loss) during the period	2.1	1.8	4.2	4.3
Other comprehensive income (loss) before income tax effect	1.2	1.0	2.5	2.7
Income tax effect	(0.1)	(0.3)	(0.1)	(0.6)
Other comprehensive income (loss)	1.1	0.7	2.4	2.1
Total comprehensive income (loss)	$(34.0)	$(26.2)	$(172.7)	$(27.5)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$9.0	$81.6
Restricted cash	1.2	2.7
Accounts receivable - net	67.0	51.0
Due from affiliates	25.7	10.3
Inventories	331.5	291.1
Derivative assets	25.6	6.4
Prepaid and other current assets	18.0	12.9
Total current assets	478.0	456.0
Property, plant and equipment - net	868.8	880.4
Due from affiliates - less current portion	$—	1.7
Other assets	58.6	61.5
TOTAL	$1,405.4	$1,399.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$133.6	$106.1
Interest payable	—	15.0
Due to affiliates	50.7	21.7
Accrued and other current liabilities	54.8	54.5
Derivative liabilities	88.0	4.9
Accrued employee benefits costs	9.9	10.3
Hawesville term loan	10.0	20.0
U.S. revolving credit facility	39.6	—
Industrial revenue bonds	7.8	7.8
Total current liabilities	394.4	240.3
Senior notes payable	245.4	243.1
Convertible senior notes payable	83.8	—
Iceland revolving credit facility	—	45.0
Accrued pension benefits costs - less current portion	60.2	65.2
Accrued postretirement benefits costs - less current portion	100.7	101.5
Other liabilities	47.5	44.5
Derivative liabilities - less current portion	22.8	0.3
Leases - right of use liabilities	23.1	24.3
Due to affiliates - less current portion	14.3	0.1
Deferred taxes	42.8	89.2
Total noncurrent liabilities	640.6	613.2
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	1.0	1.0
Additional paid-in capital	2,527.0	2,530.0
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(116.4)	(118.8)
Accumulated deficit	(1,954.9)	(1,779.8)
Total shareholders’ equity	370.4	546.1
TOTAL	$1,405.4	$1,399.6
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(175.1)	$(29.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on derivative instruments	127.5	(3.6)
Lower of cost or NRV inventory adjustment	—	37.1
Depreciation and amortization	41.8	40.4
Loss on early extinguishment of debt	24.7	—
Change in deferred tax benefit	(47.6)	(0.5)
Other non-cash items - net	4.2	2.4
Change in operating assets and liabilities:
Accounts receivable - net	(16.0)	34.1
Due from affiliates	(16.6)	21.6
Inventories	(40.4)	8.4
Prepaid and other current assets	(4.3)	(1.1)
Accounts payable, trade	9.7	(10.0)
Due to affiliates	9.8	(31.0)
Accrued and other current liabilities	(1.3)	0.1
Other - net	(4.3)	3.3
Net cash provided by (used in) operating activities	(87.9)	71.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(25.9)	(9.6)
Proceeds from sales of property, plant & equipment	0.0	0.1
Net cash provided by (used in) investing activities	(25.9)	(9.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2025	(250.0)	—
Early redemption and tender premiums paid	(18.1)	—
Proceeds from issuance of Senior Notes due 2028	250.0	—
Proceeds from issuance of Convertible Senior Notes	86.3	—
Repayments on Hawesville term loan	(10.0)	(10.0)
Borrowings under revolving credit facilities	426.9	122.4
Repayments under revolving credit facilities	(432.3)	(36.4)
Debt issuance costs	(7.4)	—
Purchases of capped calls related to Convertible Senior Notes	(5.7)	—
Net cash provided by (used in) financing activities	39.7	76.0
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(74.1)	138.1
Cash, cash equivalents and restricted cash, beginning of period	84.3	39.7
Cash, cash equivalents and restricted cash, end of period	$10.2	$177.8

Supplemental Cash Flow Information:
Cash paid for:
Interest	$25.7	$11.0
Taxes	0.0	0.1

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2021	2020
Non-cash investing activities:
Capital expenditures	2.8	0.6
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three months ended June 30, 2021
Balance, March 31, 2021	$0.0	$1.0	$2,530.9	$(86.3)	$(117.5)	$(1,919.8)	$408.3
Net income (loss)	—	—	—	—	—	(35.1)	(35.1)
Other comprehensive income (loss)	—	—	—	—	1.1	—	1.1
Share-based compensation	0.0	0.0	0.7	—	—	—	0.7
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Capped call premiums	—	—	$(4.6)	—	—	—	$(4.6)
Balance, June 30, 2021	$0.0	$1.0	$2,527.0	$(86.3)	$(116.4)	$(1,954.9)	$370.4

Three months ended June 30, 2020
Balance, March 31, 2020	$0.0	$1.0	$2,526.6	$(86.3)	$(108.4)	$(1,659.1)	$673.8
Net income (loss)	—	—	—	—	—	(26.9)	(26.9)
Other comprehensive income (loss)	—	—	—	—	0.7	—	0.7
Share-based compensation	0.0	0.0	1.1	—	—	—	1.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, June 30, 2020	$0.0	$1.0	$2,527.6	$(86.3)	$(107.6)	$(1,686.0)	$648.7

	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Six months ended June 30, 2021
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net income (loss)	—	—	—	—	—	(175.1)	(175.1)
Other comprehensive income (loss)	—	—	—	—	2.4	—	2.4
Share-based compensation	—	0.0	1.6	—	—	—	1.6
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Capped call premiums	—	—	(4.6)	—	—	—	(4.6)
Balance, June 30, 2021	$0.0	$1.0	$2,527.0	$(86.3)	$(116.4)	$(1,954.9)	$370.4

Six months ended June 30, 2020
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net income (loss)	—	—	—	—	—	(29.6)	(29.6)
Other comprehensive income (loss)	—	—	—	—	2.1	—	2.1
Share-based compensation	—	0.0	1.1	—	—	—	1.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, June 30, 2020	$0.0	$1.0	$2,527.6	$(86.3)	$(107.6)	$(1,686.0)	$648.7

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Six months ended June 30, 2021 and 2020
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
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

2.Related Party Transactions
The significant related party transactions occurring during the six months ended June 30, 2021 and 2020 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of June 30, 2021, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.7% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and debt transactions.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Sales to Glencore
For the three months ended June 30, 2021 and 2020, approximately 58.0% and 71.0%, respectively, of our consolidated net sales were made to Glencore, while for the six months ended June 30, 2021 and 2020, we derived approximately 59.1% and 67.6%, respectively, of our consolidated net sales from Glencore.
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
We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months and six months ended June 30, 2021, we recorded $11.4 million and $11.4 million of revenue related to alumina sales to Glencore, respectively. For the three and six months ended June 30, 2020, we recorded $0.9 million and $1.2 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the six months ended June 30, 2021 were priced based on published alumina and aluminum indices.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 13. Derivatives regarding these forward financial sales contracts.
Hawesville Term Loan

On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”).  See Note 9. Debt for additional information.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales to Glencore	$306.4	$285.6	$574.7	$556.6
Purchases from Glencore	79.5	33.4	151.8	73.6
.

3.Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$347.9	$247.9	$624.1	$522.0
Iceland	180.1	154.0	347.9	301.1
Total	$528.0	$401.9	$972.0	$823.1

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
•Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$0.1	$—	$—	$0.1
Trust assets (1)	1.0	—	—	1.0
Derivative instruments	—	27.6	1.5	29.1
TOTAL	$1.1	$27.6	$1.5	$30.2

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	138.7	18.3	157.0
TOTAL	$—	$138.7	$18.3	$157.0

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$54.2	$—	$—	$54.2
Trust assets (1)	0.0	—	—	0.0
Derivative instruments	—	12.1	3.0	15.1
TOTAL	$54.2	$12.1	$3.0	$69.3

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	16.7	0.0	16.7
TOTAL	$—	$16.7	0.0	$16.7

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
The following section describes the valuation techniques and inputs for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 Fair Value Measurements:
Asset / Liability	Valuation Techniques	Inputs
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market
Midwest Premium ("MWP") forward financial sales contracts	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Nord Pool power price swaps	Discounted cash flows	Quoted Nord Pool forward market
Indiana Hub power price swaps	Discounted cash flows	Quoted Indiana Hub forward market
FX swaps	Discounted cash flows	Euro/USD forward exchange rate
Contingent obligation	Discounted cash flows	Quoted LME forward market
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

Level 3 Fair Value Measurements:				As of June 30, 2021		As of December 31, 2020
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$(17.9)	8.58%	$2.9	10.00%
FX swaps	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	$(0.4)	8.58%	$0.1	10.00%
Nord Pool power price swaps	Discounted cash flows	Quoted Nord Pool forward market	Discount rate net (1)	$1.5	8.58%	—	—
(1) Represents risk adjusted discount rate.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Level 3 Assets	Level 3 Liabilities
For the three months ended June 30, 2021	Nord Pool	LME forward financial sales contracts	FX Swaps
Balance as of April 1, 2021	$—	$(6.0)	$(0.2)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(11.6)	0.0
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	1.5	(0.3)	(0.2)
Transfers out of Level 3(3)	—	—	—
Balance as of June 30, 2021	1.5	(17.9)	$(0.4)

Change in unrealized gains (losses) (1)	0.0	$(11.6)	0.0
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the second quarter of 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

For the three months ended June 30, 2020	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	Hawesville L4 Power Price Swaps
Balance as of April 1, 2020	$7.8	$(3.2)
Total realized/unrealized gains (losses)
Included in net income (1)	(1.7)	0.0
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	1.7
Transfers into Level 3 (2)	—	—
Transfers out of Level 3 (3)	—	—
Balance as of June 30, 2020	$6.1	$(1.5)

Change in unrealized gains (losses)	$(1.7)	$1.7
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the second quarter of 2020.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Level 3 Assets	Level 3 Liabilities
For the six months ended June 30, 2021	Nord Pool	LME forward financial sales contracts	FX Swaps
Balance as of January 1, 2021	$—	$2.9	$0.1
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(20.3)	0.0
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	1.5	(1.0)	(0.4)
Transfers out of Level 3(3)	—	0.5	(0.1)
Balance as of June 30, 2021	1.5	(17.9)	$(0.4)

Change in unrealized gains (losses) (1)	0.0	$(20.3)	0.0
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the six months ended June 30, 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

For the six months ended June 30, 2020	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	Hawesville L4 Power Price Swaps
Balance as of January 1, 2020	$10.6	$(2.9)
Total realized/unrealized gains (losses)
Included in Net Income (1)	5.0	(1.4)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	2.8
Transfers into Level 3(2)	—	—
Transfers out of Level 3(3)	(9.5)	—
Balance as of June 30, 2020	$6.1	$(1.5)

Change in unrealized gains (losses) (1)	$5.0	$1.4
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the six months ended June 30, 2020.
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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended June 30
	2021			2020
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(35.1)			$(26.9)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(35.1)	90.1	$(0.39)	$(26.9)	89.5	$(0.30)

	For the six months ended June 30
	2021			2020
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(175.1)			$(29.6)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(175.1)	90.1	$(1.94)	$(29.6)	89.4	$(0.33)

	Three months ended June 30,		Six months ended June 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2021	2020	2021	2020
Share-based compensation	2.4	0.6	2.4	0.7
Convertible preferred shares	6.3	6.6	6.3	6.7
Convertible senior notes	4.8	—	4.8	—
(1) In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
6.Shareholders’ Equity
Common Stock
As of June 30, 2021 and December 31, 2020, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 97,315,639 shares were issued and 90,129,118 shares were outstanding at June 30, 2021; 97,242,318 shares were issued and 90,055,797 shares were outstanding at December 31, 2020.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of June 30, 2021 and December 31, 2020, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At June 30, 2021 and December 31, 2020, there were 63,274 and 63,589 shares of Series A Convertible Preferred Stock outstanding, respectively.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the six months ended June 30, 2021 and 2020.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2020	63,589	7,186,521	90,055,797
Conversion of convertible preferred stock	(315)	—	31,465
Issuance for share-based compensation plans	—	—	41,856
Ending balance as of June 30, 2021	63,274	7,186,521	90,129,118

Beginning balance as of December 31, 2019	67,323	7,186,521	89,185,661
Conversion of convertible preferred stock	(1,284)	—	128,389
Issuance for share-based compensation plans	—	—	170,784
Ending balance as of June 30, 2020	66,039	7,186,521	89,484,834
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
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of June 30, 2021.
7.    Income Taxes
We recorded an income tax benefit of $48.3 million and an income tax expense of $0.9 million for the three months ended June 30, 2021 and 2020, respectively and for the six months ended June 30, 2021 and 2020, we recorded an income tax benefit of $50.6 million and $1.9 million, respectively.

We recorded a discrete tax benefit of $49.8 million in the current quarter tax provision related to the recognition of a certain foreign deferred tax asset. The deferred tax asset represents the future tax benefit we expect to realize for deductible costs related to our historical investment in Nordural Helguvik ehf (“Helguvik”). During the period, it became apparent this deferred tax asset would reverse in the foreseeable future. As this deferred tax asset is expected to be realized prior to expiration, we have not recorded a valuation allowance. We did not change our judgment in the current quarter with respect to other valuation allowances previously recorded.
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
As of June 30, 2021, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
8.    Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$113.3	$95.9
Work-in-process	51.2	40.5
Finished goods	24.5	26.9
Operating and other supplies	142.5	127.8
Total inventories	$331.5	$291.1
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out ("FIFO") or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

9.Debt

	June 30, 2021	December 31, 2020
Debt classified as current liabilities:
Hawesville Term Loan(1)	$10.0	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility(3)	39.6	—
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	—	45.0
12.0% senior secured notes due July 1, 2025, net of debt discount of $2.3 million, and financing fees of $4.6 million at December 31, 2020, interest payable semiannually	—	243.1
7.5% senior secured notes due April 1, 2028, net of financing fees of $4.6 million at June 30, 2021, interest payable semiannually	245.4	—
2.75% convertible senior notes due May 1, 2028, net of financing fees of $2.5 million at June 30, 2021, interest payable semiannually	83.8	—
Total	$386.6	$315.9
(1) See "Hawesville Term Loan" below. At June 30, 2021, the applicable interest rate was LIBOR of 0.2% plus margin of 5.375% and there is no interest payable outstanding. As of June 30, 2021, we have made $30.0 million of principal payments and $4.4 million of interest payments.
(2) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at June 30, 2021 was 0.2%.
(3) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2021 was 3.75%.
(4) We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement.

7.5% Senior Secured Notes due 2028
General. On April 14, 2021, we issued $250.0 million in aggregate principal amount of 7.5% senior secured notes due 2028 (the "2028 Notes"). We received proceeds of $245.2 million, after payment of certain financing fees and related expenses.
Interest Rate. The 2028 Notes bear interest semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 7.5% per annum in cash.
Maturity. The 2028 Notes mature on April 1, 2028.
Seniority. The 2028 Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of collateral.
Guaranty. Our obligations under the 2028 Notes are guaranteed by all of our existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”), except for foreign owned holding companies, any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries and certain immaterial subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantor Subsidiaries, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor Subsidiaries but effectively senior to unsecured debt to the extent of the value of collateral.
Collateral. Our obligations under the 2028 Notes and the Guarantor Subsidiaries' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):
(i) all of our and the Guarantor Subsidiaries' property, plant and equipment (other than certain excluded property);
(ii) all equity interests in subsidiaries directly owned by Century or any Guarantor Subsidiaries; and

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

(iii) proceeds of the foregoing.
Under certain circumstances, the indenture and the security documents governing the 2028 Notes will permit us and the guarantors to incur additional debt that also may be secured by liens on the collateral that are equal to or have priority over the liens securing the 2028 Notes. The collateral agent for the 2028 Notes will agree with the collateral agent for the other debt holders and us under such circumstances to enter into an intercreditor agreement that will cause the liens securing the 2028 Notes to be contractually subordinated to the liens securing such additional debt.
Redemption Rights. Prior to April 1, 2024, we may redeem the 2028 Notes, in whole or in part, at a redemption price equal to 100.00% of the principal amount plus a make-whole premium and accrued and unpaid interest, and if redeemed during the twelve-month period beginning on April 1 of the years indicated below, at the following redemption prices plus accrued and unpaid interest:

Year	Percentage
2024	103.750%
2025	101.875%
2026 & Thereafter	100.000%
Upon a change of control (as defined in the indenture governing the 2028 Notes), we will be required to make an offer to purchase the 2028 Notes at a purchase price equal to 101% of the outstanding principal amount of the 2028 Notes on the date of the purchase, plus accrued and unpaid interest to, but not including, the date of purchase.
Covenants. The indenture governing the 2028 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Fair Value. As of June 30, 2021, the total estimated fair value of the 2028 Notes was $265.4 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
12.0% Notes Tender Offer and Redemption
In April 2021, we commenced a tender offer to the holders of the outstanding 12.0% senior secured notes due July 2025 (the "2025 Notes") and notified all such holders of our election to redeem all 2025 Notes not purchased in our tender offer on May 14, 2021. We received tenders for approximately $195.9 million in aggregate principal amount of the 2025 Notes and the remaining 2025 Notes were redeemed on May 14, 2021 at a redemption price of 107% of the principal amount thereof, plus accrued and unpaid interest. As a result, the Company's and the guarantors' obligations under the indenture governing the 2025 Notes have been fully discharged. We applied net proceeds from the offering of the 2028 Notes described above, together with a portion of the net proceeds from the Convertible Notes offering described below, toward payment of the total consideration amount to holders whose 2025 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2025 Notes.

Based on the characteristics of the 2025 Notes and the 2028 Notes that were issued, the tender and redemption of the 2025 Notes were accounted for as an extinguishment of the debt. Accordingly, we have recorded a $24.7 million loss on early extinguishment of debt, consisting of early redemption and tender premiums of $18.1 million, write-off of deferred financing costs and the debt discount associated with the 2025 Notes of $4.4 million and $2.2 million, respectively.
Convertible Notes due 2028
General. On April 9, 2021, we completed a private offering of $86.3 million aggregate principal amount of convertible senior notes due 2028 (the "Convertible Notes"). The Convertible Notes were issued at a price of 100% of their aggregate principal amount. We received proceeds of $83.7 million, after payment of certain financing fees and related expenses.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture.
Interest Rate. The Convertible Notes will bear interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash.
Maturity. The Convertible Notes will mature on May 1, 2028, unless earlier converted, repurchased, or redeemed.
Seniority. The Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s senior secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Redemption rights. We may not redeem the Notes prior to May 6, 2025. On or after May 6, 2025, we may redeem for cash all or part of the Notes at our option if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest.
Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the indenture), holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the date of the fundamental change repurchase.
As of June 30, 2021, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.
Fair Value. As of June 30, 2021, the total estimated fair value of the Convertible Notes was $83.5 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
Capped Calls
On April 6, 2021 and April 7, 2021, in connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "Option Counterparties") at a cost of $5.7 million. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Convertible Notes. By entering into the Capped Calls, we expect to reduce the potential dilution to our common stock upon any conversion of Notes (or, in the event a conversion of the Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the Convertible Notes our common stock price exceeds the conversion price of the Convertible Notes. The Capped Calls each have an initial strike price of approximately $18.74 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Calls have an initial cap price of $22.95 per share of common stock.

On April 6, 2021 and April 7, 2021, we entered into side letters with the Option Counterparties that modified the terms of the Capped Calls, thus requiring derivative accounting treatment with changes in fair value reported in earnings. On June 29, 2021, we terminated the side letters with the Option Counterparties by mutual agreement. As of June 30, 2021, the Capped Calls meet the criteria for classification in equity and are included as a reduction to additional paid-in-capital within stockholders’ equity. During the period the Capped Calls were classified as derivatives, we recognized $1.0 million as a loss on forward and derivative contracts.

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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At June 30, 2021, there were $39.6 million in outstanding borrowings under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	June 30, 2021
Credit facility maximum amount	$175.0
Borrowing availability	173.5
Outstanding letters of credit issued	84.4
Outstanding borrowings	39.6
Borrowing availability, net of outstanding letters of credit and borrowings	49.6
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). At June 30, 2021, there were no outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2022. Principal payments, if any, are due upon maturity of the Iceland revolving credit facility and may be prepaid without penalty.

Status of our Iceland revolving credit facility:	June 30, 2021
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	50.0

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
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of June 30, 2021, $2.0 million was recorded in other current liabilities and $7.8 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended June 30, 2021, and 2020. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.
Environmental Contingencies
Matters relating to the St. Croix Alumina Refining Facility
We are a party to a United States Environmental Protection Agency Administrative Order on Consent (the "Order") pursuant to which certain past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the "St. Croix Alumina Refinery") have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In October 2020, parties participating in the Hydrocarbon Recovery Plan filed a complaint against Century and Virgin Islands Alumina Corporation, L.L.C. relating to the Hydrocarbon Recovery Plan. This matter was settled by all parties and dismissed by the court in June 2021. We recognized $(0.6) million within Other income (expense) during the three months ended June 30, 2021 related to the settlement.
In December 2010, Century was among several defendants named in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed motions to dismiss plaintiffs’ claims. In August 2015, the Superior Court of the Virgin Islands, Division of St. Croix denied the motions to dismiss but ordered all plaintiffs to refile individual complaints. On February 28, 2018, plaintiffs in both cases filed a Motion for Voluntary Dismissal of Century without prejudice to refiling. The refiling of claims by the plaintiffs is now time barred, and this matter is closed.
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
Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with HS and OR provide power at LME-based variable rates for the duration of these agreements. Grundartangi recently reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract that would have expired in December 2023. Under the terms of the extension, Landsvirkjun will continue to supply power to Grundartangi from January 1, 2024 through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant. Under the terms of this extension, the majority of power supplied by Landsvirkjun will be priced at rates linked to the Nord Pool power market through December 2023 and a small portion of power at a fixed price. Thereafter, beginning January 1, 2024 through December 31, 2026 this agreement provides for only fixed rates. Grundartangi also has a 25 MW power purchase agreement with Landsvirkjun at LME-based variable rates.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 67% of our total workforce.
Approximately 88% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2024.
100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement expired on December 1, 2020 and since such time we have been operating under the terms of the expired agreement while we engage in negotiations regarding the terms of a new labor agreement.
Approximately 58% of our U.S. based work force is represented by USW. The labor agreement for Hawesville employees is effective through April 1, 2026. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	June 30, 2021	December 31, 2020
Defined benefit plan liabilities	$(121.1)	$(123.7)
Unrealized gain (loss) on financial instruments	2.1	2.1
Other comprehensive loss before income tax effect	(119.0)	(121.6)
Income tax effect (1)	2.6	2.8
Accumulated other comprehensive loss	$(116.4)	$(118.8)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2021	December 31, 2020
Defined benefit plan liabilities	$3.0	$3.2
Unrealized loss on financial instruments	(0.4)	(0.4)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, April 1, 2021	$(119.3)	$1.8	$(117.5)
Net amount reclassified to net income (loss)	1.2	(0.1)	1.1
Balance, June 30, 2021	$(118.1)	$1.7	$(116.4)

Balance, April 1, 2020	$(110.3)	$1.9	$(108.4)
Net amount reclassified to net income	0.8	$—	0.8
Balance, June 30, 2020	$(109.5)	$1.9	$(107.6)

Balance, December 31, 2020	$(120.6)	$1.8	$(118.8)
Net amount reclassified to net loss	2.5	(0.1)	2.4
Balance, June 30, 2021	$(118.1)	$1.7	$(116.4)

Balance, December 31, 2019	$(111.7)	$1.9	$(109.8)
Net amount reclassified to net income (loss)	2.2	0.0	2.2
Balance, June 30, 2020	$(109.5)	$1.9	$(107.6)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended June 30,		Six months ended June 30,
AOCL Components	Location	2021	2020	2021	2020
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.7	$0.4	$1.4	$1.5
	Selling, general and administrative expenses	0.2	0.2	0.4	0.4
	Other operating expense, net	0.4	0.5	0.8	0.9
	Income tax effect	(0.1)	(0.3)	(0.2)	(0.6)
	Net of tax	$1.2	$0.8	$2.4	$2.2

Unrealized loss on financial instruments	Cost of goods sold	$(0.1)	$0.0	$(0.1)	$0.0
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$(0.1)	$0.0	$(0.1)	$0.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

12. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$0.9	$1.1	$2.3	$2.4
Interest cost	2.4	$2.8	4.8	5.6
Expected return on plan assets	(5.6)	$(5.2)	(11.1)	(10.3)
Amortization of prior service costs	0.1	0.0	0.1	0.0
Amortization of net loss	1.5	$1.8	3.0	3.3
Net periodic benefit cost	$(0.7)	$0.5	$(0.9)	$1.0

	Other Postretirement Benefits ("OPEB")
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$0.0	$0.1	$0.1	$0.2
Interest cost	0.6	0.7	1.2	1.5
Amortization of prior service cost	(0.8)	(0.8)	(1.6)	(1.6)
Amortization of net loss	0.5	0.1	1.1	1.1
Net periodic benefit cost	$0.3	$0.1	$0.8	$1.2

13. Derivatives
As of June 30, 2021, we had an open position of 164,666 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 390,000 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of June 30, 2021, we had 13,957 tonnes related to fixed for floating swaps that will settle at various dates through June 2022.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of June 30, 2021, we had an open position of 2,058,993 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2023. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of June 30, 2021, we had an open position related to the FX swaps of €49.4 million that will settle monthly through December 2023.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of June 30, 2021, we had an open position of 263,520 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2022.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of June 30, 2021 and December 31, 2020, respectively:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Asset Fair Value
	June 30, 2021	December 31, 2020
Commodity contracts (1)	$28.8	$12.8
Foreign exchange contracts (2)	0.3	2.4
Total	$29.1	$15.2

	Liability Fair Value
	June 30, 2021	December 31, 2020
Commodity contracts (1)	$156.5	$16.7
Foreign exchange contracts (2)	0.5	—
Total	$157.0	$16.7

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At June 30, 2021, $31.7 million of Due to affiliates and $14.9 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore. At December 31, 2020, $1.2 million of Due from affiliates, $1.7 million of Due from affiliates - less current portion, $11.3 million of Due to affiliates, and $0.1 million of Due to affiliates - less current portion was related to commodity contract assets and liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Commodity contracts(1)	$(63.6)	$2.9	$(159.6)	$11.8
Foreign exchange contracts	0.3	0.8	(1.8)	(4.3)
Total	$(63.3)	$3.7	$(161.4)	$7.5
(1) For the three months ended June 30, 2021 and 2020, $(28.7) million and $(7.9) million of the net (loss), respectively, was with Glencore. For the six months ended June 30, 2021 and 2020, $(53.5) million and $4.7 million of the net (loss) gain, respectively, was with Glencore.

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
Forward-looking statements in this quarterly report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), for example, may include, but are not limited to, statements regarding:

•Our assessment of global and local financial and economic conditions;
•Our assessment of the aluminum market and aluminum prices (including premiums);
•Our assessment of alumina pricing and costs associated with our other key raw materials, including power;
•The impact of the COVID-19 pandemic and governmental guidance and regulations aimed at addressing the pandemic, including any possible impact on our business, operations, financial condition, results of operation, global supply chains or workforce;
•The future financial and operating performance of the Company and its subsidiaries;
•Our ability to successfully manage market risk and to control or reduce costs;
•Our plans and expectations with respect to future operations of the Company and its subsidiaries, including any plans and expectations to curtail or restart production, including the expected impact of any such actions on our future financial and operating performance;
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
The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). Information regarding financial contracts is included in Note 13. Derivatives and risks affiliated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
We have seen increases in the pricing of aluminum throughout the first half of 2021. The average LME price for primary aluminum was $2,004 per tonne for January 2021, increasing to an average LME price for primary aluminum of $2,324 in April 2021 and then to $2,439 in June 2021. The average MWP price was $330 per tonne in January 2021, increasing to $517 in April 2021 and then to $608 in June 2021. The average European Duty Paid premium was $152 per tonne in January 2021, increasing to $231 in April 2021 and then to $251 in June 2021.
Results of Operations
The following discussion for the three and six months ended June 30, 2021 reflects no change in production capacities at our operating facilities.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
NET SALES:
Related parties	$306.4	$285.6	$574.7	$556.6
Other customers	221.6	116.3	397.3	266.5
Total net sales	528.0	401.9	972.0	823.1
Gross profit (loss)	20.9	(13.0)	0.2	(8.2)
Net income (loss)	(35.1)	(26.9)	(175.1)	(29.6)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.39)	$(0.30)	$(1.94)	$(0.33)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2021
2nd Quarter	112,792	$314.0	78,102	$180.1	190,894	$494.1
1st Quarter	116,437	$275.6	79,260	$164.2	195,697	$439.8
Total	229,229	$589.6	157,362	$344.3	386,591	$933.9

2020
2nd Quarter	130,645	$246.6	79,664	$145.9	210,309	$392.5
1st Quarter	129,114	$273.8	73,791	$141.0	202,905	$414.8
Total	259,759	520.4	153,455	286.9	413,214	807.3
    (1) Excludes scrap aluminum and alumina sales.

Net sales (in millions)	2021	2020
Three months ended June 30,	$528.0	$401.9
Six months ended June 30,	$972.0	$823.1

Net sales (excluding alumina sales) increased by $101.6 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $130.6 million, partially offset by unfavorable volume of $29.4 million.

Net sales (excluding alumina sales) increased by $126.6 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $171.2 million, partially offset by unfavorable volume of $47.2 million.

Gross profit (loss) (in millions)	2021	2020
Three months ended June 30,	$20.9	$(13.0)
Six months ended June 30,	$0.2	$(8.2)
Gross profit increased by $33.9 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $130.6 million partially offset by unfavorable power price realizations of $42.1 million, unfavorable alumina price realizations of $18.2 million, unfavorable volume impacts of $8.1 million and increased operating costs.
Gross profit increased by $8.4 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily driving by favorable LME and regional premium price realizations of $171.2 million, partially offset by unfavorable power price realizations of $81.5 million, unfavorable alumina price realizations of $26.4 million, unfavorable volume impacts of $23.2 million and increased operating costs.

Selling, general and administrative expenses (in millions)	2021	2020
Three months ended June 30,	$8.7	$11.8
Six months ended June 30,	$24.8	$20.7

Selling, general and administrative expenses decreased by $3.1 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily driven by a decrease in share-based compensation costs due to differences in fluctuations of the stock price period over period.

Selling, general and administrative expenses increased by $4.1 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by an increase in share-based compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2021	2020
Three months ended June 30,	$(64.4)	$3.7
Six months ended June 30,	$(162.5)	$7.5

For the three months ended June 30, 2021, net loss on forward and derivative contracts increased by $68.1 million compared to the same period in 2020 primarily due to increases in LME and MWP prices from March 31, 2021 to June 30, 2021.

For the six months ended June 30, 2021, net loss on forward and derivative contracts increased by $170.0 million compared to the same period in 2020 primarily due to increases in LME and MWP prices in the first six months of 2021. See Note 13. Derivatives to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2021	2020
Three months ended June 30,	$48.3	$(0.9)
Six months ended June 30,	$50.6	$1.9
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period change is primarily due to a discrete tax benefit of $49.8 million in the current quarter tax provision related to the recognition of certain foreign deferred tax assets. See Note 7. Income Taxes to the consolidated financial statements included herein for additional information.

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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of June 30, 2021, we had cash and cash equivalents of approximately $9.0 million and unused availability under our revolving credit facilities of $99.6 million, resulting in a total liquidity position of approximately $108.6 million.

On April 14, 2021, we issued $250.0 million in aggregate principal amount of our senior secured notes that will mature in 2028 (the "2028 Notes") and used a portion of the proceeds to purchase $195.9 million of our 12.0% senior secured notes due 2025 (the "2025 Notes") pursuant to a cash tender offer for the 2025 Notes. On April 9, 2021, we issued $86.3 million in aggregate principal amount of convertible senior notes due 2028 (the "Convertible Notes"). The remaining proceeds from the issuance of the 2028 Notes and a portion of the proceeds from the issuance of the Convertible Notes were used to redeem the remaining 2025 Notes on May 14, 2021. The remaining proceeds from the Convertible Notes offering were used to repay borrowings under our revolving credit facilities and to pay for the cost of the capped call transactions in connection with the issuance of the Convertible Notes. With these transactions, we have effectively extended the maturities of our principal debt obligations, reduced the interest rate on these obligations, and raised additional liquidity through the issuance of convertible senior notes.
Available Cash
Our available cash and cash equivalents balance at June 30, 2021, was $9.0 million compared to $81.6 million at December 31, 2020.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Six months ended June 30,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$(87.9)	$71.6
Net cash provided by (used in) investing activities	(25.9)	(9.5)
Net cash provided by (used in) financing activities	39.7	76.0
Change in cash, cash equivalents and restricted cash	$(74.1)	$138.1

The increase in net cash used in operating activities was primarily driven by an increase in net loss and changes in working capital. The changes in working capital are primarily attributable to timing of receivable collections and timing of raw material receipts.

The increase in net cash used in investing activities was primarily due to higher spending on capital projects during the six months ended June 30, 2021, driven by capital investments in the Mt. Holly restart project.

The decrease in net cash provided by financing activities was primarily due to increased repayments of borrowings on the revolving credit facilities, offset by the issuance of the convertible senior notes in April 2021.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 2018, as amended, provides for borrowings of up to $175.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility, and also includes an uncommitted accordion feature whereby borrowers may increase the capacity of the U.S. revolving credit facility by up to $50.0 million, subject to agreement with the lenders. The U.S. revolving credit facility matures in May 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility matures in November 2022.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of June 30, 2021, our U.S. revolving credit facility had a borrowing base of $173.5 million, $39.6 million in borrowings and $84.4 million in letters of credit outstanding. Of the outstanding letters of credit, $12.1 million are related to our power commitments, $54.2 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain debt and workers’

compensation commitments. As of June 30, 2021, our Iceland revolving credit facility had a borrowing base of $50.0 million and no outstanding borrowings.
As of June 30, 2021, our credit facilities had $99.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination availability under the U.S. revolving credit facility is less than or equal to $17.5 million, or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2021, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Senior Notes and Convertible Senior Notes
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
Hawesville Term Loan
On April 29, 2019, we entered into a term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021, and is being repaid in 24 equal monthly installments of principal that began on January 31, 2020. The Hawesville Term Loan bears interest, due monthly, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral. As of June 30, 2021, the outstanding balance of the Hawesville Term Loan was $10.0 million.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of June 30, 2021, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, the securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries to pay dividends or make distributions in respect of capital stock.
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

	June 30, 2021	December 31, 2020
Current assets	$304.9	$252.4
Non-current assets	977.7	972.3
Current liabilities	308.7	169.2
Non-current liabilities	608.8	483.7

Six months ended June 30, 2021
Net sales	$624.1
Gross profit (loss)	(7.8)
Income (loss) before income taxes	(205.1)
Net income (loss)	(175.1)

As of June 30, 2021 and December 31, 2020, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $18.8 million and $14.6 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $544.2 million and $554.9 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of June 30, 2021, the principal and accrued interest for the contingent obligation was $27.4 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2021, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility. Pursuant to the terms of the agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we are able to defer one or more of these payments, but would then be required to provide the PBGC with acceptable security for deferred payments. We did not make any contributions in the three month periods ended June 30, 2021 and 2020. We have elected to defer certain payments under the PBGC agreement and have provided the PBGC with the appropriate security. The remaining contributions under this agreement are approximately $9.6 million.

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
Other Items

In March 2018, we announced our intention to return our Hawesville smelter, which since 2015 had been operating at approximately 40% capacity, to full production and upgrade its existing reduction technology. The first phase of the project, which involved the restart of the three potlines and approximately 150,000 tonnes of production capacity that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. The second phase of the project involves the rebuilding of the pots from the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. These two potlines were taken out of production in February and September 2019, respectively. The rebuild of the first of these potlines was completed in the second quarter of 2020 with total project costs to date of approximately $108.3 million. Our Hawesville facility experienced several equipment issues in late December 2020 that partially reduced the plant’s production level; however, the process of returning to our planned operating level of 80% of capacity began in the second quarter of 2021 and continues to progress. The rebuild of the fifth and final potline and the completion of the technology upgrades is expected to be completed over the next several years subject to market conditions.

Our new power contract with Santee Cooper for the Mt. Holly aluminum smelter began on April 1, 2021 and runs through December 2023. It is expected to provide sufficient energy to allow the Mt. Holly smelter to increase its production by 50% (resulting in total production of 75% of Mt. Holly’s full capacity once the restart project is completed) at cost of service based rates. Restart work at the Mt. Holly smelter is progressing on schedule and is expected to be completed in the fourth quarter of 2021.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2018, 2019, and 2020. As of June 30, 2021, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At June 30, 2021, we had $2.0 million in other current liabilities and $7.8 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the six months ended June 30, 2021 were $6.3 million, excluding expenditures of $22.4 million associated with the restart project at Mt. Holly. We estimate our total capital spending in 2021, excluding the Mt. Holly restart project, will be approximately $25.0 million related to our ongoing investment and sustainability projects at our plants.

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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2026 through 2036 (subject to extension), currently primarily provide power at LME-based variable rates. At this time, the price of approximately 30% of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market.
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of June 30, 2021 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at June 30, 2021. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$28.8	$7.5
Foreign exchange contracts (2)	0.3	—
Total	$29.1	$7.5

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$156.5	$202.6
Foreign exchange contracts (2)	0.5	5.8
Total	$157.0	$208.4
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps and Indiana Hub power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at June 30, 2021, refer to Note 10. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for the changes disclosed in the subsequent quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021. You should carefully consider the risk factors in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

During the quarter ended June 30, 2021, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $497 million for the quarter ended June 30, 2021.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2021 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1
Amendment No. 2, dated June 15, 2021, to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
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

Century Aluminum Company

Date:	August 5, 2021	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2021	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)