Form 10-Q
period 2021-09-30
CENTURY ALUMINUM CO
filed 2021-11-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
(Nasdaq Global Select Market)
The registrant had 90,129,118 shares of common stock outstanding at November 3, 2021.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
NET SALES:
Related parties	$350.6	$235.8	$925.3	$792.4
Other customers	230.8	157.1	628.1	423.6
Total net sales	581.4	392.9	1,553.4	1,216.0
Cost of goods sold	526.8	420.0	1,498.6	1,251.3
Gross profit (loss)	54.6	(27.1)	54.8	(35.3)
Selling, general and administrative expenses	14.2	11.0	39.0	31.7
Other operating (income) expense - net	0.1	(0.2)	0.3	0.3
Operating income (loss)	40.3	(37.9)	15.5	(67.3)
Interest expense - Hawesville term loan	(0.6)	(0.4)	(1.1)	(1.6)
Interest expense	(6.1)	(9.1)	(22.6)	(21.0)
Interest income	0.0	0.1	0.2	0.6
Net gain (loss) on forward and derivative contracts	(76.7)	(9.4)	(239.2)	(1.9)
Loss on early extinguishment of debt	—	(1.2)	(24.7)	(1.2)
Other income (expense) - net	(2.5)	—	0.6	3.0
Income (loss) before income taxes	(45.6)	(57.9)	(271.3)	(89.4)
Income tax benefit (expense)	(6.8)	(0.3)	43.8	1.6
Income (loss) before equity in earnings of joint ventures	(52.4)	(58.2)	(227.5)	(87.8)
Equity in earnings of joint ventures	—	—	0.0	—
Net income (loss)	$(52.4)	$(58.2)	$(227.5)	$(87.8)

Net income (loss) allocated to common stockholders	$(52.4)	$(58.2)	$(227.5)	$(87.8)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.58)	$(0.65)	$(2.52)	$(0.98)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	90.1	89.5	90.1	89.4
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Comprehensive income (loss):
Net income (loss)	$(52.4)	$(58.2)	$(227.5)	$(87.8)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.0)	(0.1)	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.8)	(0.7)	(2.4)	(2.3)
Amortization of net gain (loss) during the period	2.1	2.1	6.3	6.5
Other comprehensive income (loss) before income tax effect	1.3	1.3	3.8	4.1
Income tax effect	(0.1)	(0.2)	(0.2)	(0.8)
Other comprehensive income (loss)	1.2	1.1	3.6	3.3
Total comprehensive income (loss)	$(51.2)	$(57.1)	$(223.9)	$(84.5)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$57.6	$81.6
Restricted cash	11.3	2.7
Accounts receivable - net	78.6	51.0
Due from affiliates	10.7	10.3
Inventories	343.3	291.1
Derivative assets	33.7	6.4
Prepaid and other current assets	19.7	12.9
Total current assets	554.9	456.0
Property, plant and equipment - net	872.8	880.4
Due from affiliates - less current portion	—	1.7
Other assets	61.5	61.5
TOTAL	$1,489.2	$1,399.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$165.3	$106.1
Interest payable	8.7	15.0
Due to affiliates	87.1	21.7
Accrued and other current liabilities	61.3	54.5
Derivative liabilities	123.5	4.9
Accrued employee benefits costs	9.5	10.3
Hawesville term loan	5.0	20.0
U.S. revolving credit facility	17.3	—
Iceland revolving credit facility	30.0	—
Industrial revenue bonds	7.8	7.8
Total current liabilities	515.5	240.3
Senior notes payable	245.6	243.1
Convertible senior notes payable	83.9	—
Iceland revolving credit facility - less current portion	—	45.0
Accrued pension benefits costs - less current portion	57.7	65.2
Accrued postretirement benefits costs - less current portion	100.4	101.5
Other liabilities	48.2	44.5
Derivative liabilities - less current portion	23.9	0.3
Leases - right of use liabilities	22.5	24.3
Due to affiliates - less current portion	22.4	0.1
Deferred taxes	48.9	89.2
Total noncurrent liabilities	653.5	613.2
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	1.0	1.0
Additional paid-in capital	2,528.0	2,530.0
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(115.2)	(118.8)
Accumulated deficit	(2,007.3)	(1,779.8)
Total shareholders’ equity	320.2	546.1
TOTAL	$1,489.2	$1,399.6
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(227.5)	$(87.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on derivative instruments	160.6	2.3
Lower of cost or NRV inventory adjustment	—	40.8
Depreciation and amortization	62.4	61.7
Loss on early extinguishment of debt	24.7	1.0
Change in deferred tax benefit	(40.9)	—
Other non-cash items - net	2.6	1.5
Change in operating assets and liabilities:
Accounts receivable - net	(27.6)	19.5
Due from affiliates	(1.7)	14.9
Inventories	(52.2)	12.3
Prepaid and other current assets	(4.8)	(1.0)
Accounts payable, trade	46.7	(12.0)
Due to affiliates	43.1	(29.9)
Accrued and other current liabilities	3.5	6.7
Ravenswood retiree medical settlement	(2.0)	(2.0)
Other - net	1.0	5.3
Net cash provided by (used in) operating activities	(12.1)	33.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(45.7)	(11.5)
Proceeds from sales of property, plant & equipment	0.0	0.1
Net cash provided by (used in) investing activities	(45.7)	(11.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2021	—	(250.0)
Proceeds from issuance of Senior Notes due 2025	—	243.8
Repayment of Senior Notes due 2025	(250.0)	—
Early redemption and tender premiums paid	(18.1)	—
Proceeds from issuance of Senior Notes due 2028	250.0	—
Proceeds from issuance of Convertible Senior Notes	86.3	—
Repayments on Hawesville term loan	(15.0)	(15.0)
Borrowings under revolving credit facilities	644.2	173.6
Repayments under revolving credit facilities	(641.8)	(127.6)
Debt issuance costs	(7.5)	(1.1)
Debt retirement costs	—	(0.2)
Purchases of capped calls related to Convertible Senior Notes	(5.7)	—
Net cash provided by (used in) financing activities	42.4	23.5
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15.4)	45.4
Cash, cash equivalents and restricted cash, beginning of period	84.3	39.7

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2021	2020
Cash, cash equivalents and restricted cash, end of period	$68.9	$85.1

Supplemental Cash Flow Information:
Cash paid for:
Interest	$26.0	$14.1
Taxes	0.0	0.1
Non-cash investing activities:
Capital expenditures	6.1	0.4
Capitalized interest	0.8	—

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three months ended September 30, 2021
Balance, June 30, 2021	$0.0	$1.0	$2,527.0	$(86.3)	$(116.4)	$(1,954.9)	$370.4
Net income (loss)	—	—	—	—	—	(52.4)	(52.4)
Other comprehensive income (loss)	—	—	—	—	1.2	—	1.2
Share-based compensation	0.0	0.0	1.0	—	—	—	1.0
Conversion of preferred stock to common stock	—	—	0.0	—	—	—	0.0
Balance, September 30, 2021	$0.0	$1.0	$2,528.0	$(86.3)	$(115.2)	$(2,007.3)	$320.2

Three months ended September 30, 2020
Balance, June 30, 2020	$0.0	$1.0	$2,527.6	$(86.3)	$(107.6)	$(1,686.0)	$648.7
Net income (loss)	—	—	—	—	—	(58.2)	(58.2)
Other comprehensive income (loss)	—	—	—	—	1.1	—	1.1
Share-based compensation	0.0	0.0	0.8	—	—	—	0.8
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, September 30, 2020	$0.0	$1.0	$2,528.4	$(86.3)	$(106.5)	$(1,744.2)	$592.4

	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Nine months ended September 30, 2021
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net income (loss)	—	—	—	—	—	(227.5)	(227.5)
Other comprehensive income (loss)	—	—	—	—	3.6	—	3.6
Share-based compensation	—	0.0	2.6	—	—	—	2.6
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Capped call premiums	—	—	(4.6)	—	—	—	(4.6)
Balance, September 30, 2021	$0.0	$1.0	$2,528.0	$(86.3)	$(115.2)	$(2,007.3)	$320.2

Nine months ended September 30, 2020

Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net income (loss)	—	—	—	—	—	(87.8)	(87.8)
Other comprehensive income (loss)	—	—	—	—	3.3	—	3.3
Share-based compensation	—	0.0	1.9	—	—	—	1.9
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, September 30, 2020	$0.0	$1.0	$2,528.4	$(86.3)	$(106.5)	$(1,744.2)	$592.4

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Nine months ended September 30, 2021 and 2020
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
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

2.Related Party Transactions
The significant related party transactions occurring during the nine months ended September 30, 2021 and 2020 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of September 30, 2021, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.7% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and debt transactions.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Sales to Glencore
For the three months ended September 30, 2021 and 2020, approximately 60.3% and 60.0%, respectively, of our consolidated net sales were made to Glencore, while for the nine months ended September 30, 2021 and 2020, we derived approximately 59.6% and 65.2%, respectively, of our consolidated net sales from Glencore.
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
We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and nine months ended September 30, 2021, we recorded $5.5 million and $16.9 million of revenue related to alumina sales to Glencore, respectively. For the three and nine months ended September 30, 2020, we recorded $16.4 million and $17.6 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the nine months ended September 30, 2021 were priced based on published alumina and aluminum indices.
Glencore Agreement Settlement
In July 2021, we reached a full and final legal settlement agreement with Glencore resolving a dispute related to alumina purchases and, accordingly, recorded a $4.0 million settlement loss to Cost of goods sold. At September 30, 2021, this amount is included in Due to affiliates on our Consolidated Balance Sheet, and will be paid during the fourth quarter.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 13. Derivatives regarding these forward financial sales contracts.
Hawesville Term Loan

On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”).  See Note 9. Debt for additional information.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales to Glencore	$350.6	$235.8	$925.3	$792.4
Purchases from Glencore	78.3	63.7	230.1	137.3
.

3.Revenue

We disaggregate our revenue by geographical region as follows:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Net Sales	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$373.8	$242.0	$997.9	$764.0
Iceland	207.6	150.9	555.5	452.0
Total	$581.4	$392.9	$1,553.4	$1,216.0

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
•Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$26.5	$—	$—	$26.5
Trust assets (1)	0.6	—	—	0.6
Derivative instruments	—	42.2	—	42.2
TOTAL	$27.1	$42.2	$—	$69.3

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	188.1	15.5	203.6
TOTAL	$—	$188.1	$15.5	$203.6

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
When valuing Level 3 assets and liabilities, we use certain significant unobservable inputs. Management incorporates various inputs and assumptions including forward commodity prices, commodity price volatility and macroeconomic conditions, including interest rates and discount rates. Our estimates of significant unobservable inputs are ultimately based on our estimates of risks that market participants would consider when valuing our assets and liabilities. The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Level 3 Fair Value Measurements:				As of September 30, 2021		As of December 31, 2020
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$(14.6)	8.58%	$2.9	10.00%
FX swaps	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	$(0.9)	8.58%	$0.1	10.00%
(1) Represents risk adjusted discount rate.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Level 3 Assets	Level 3 Liabilities
For the three months ended September 30, 2021	Nord Pool	LME forward financial sales contracts	FX Swaps
Balance as of July 1, 2021	$1.5	$(17.9)	$(0.4)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(7.7)	(0.5)
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3(3)	(1.5)	11.0	—
Balance as of September 30, 2021	—	(14.6)	$(0.9)

Change in unrealized gains (losses) (1)	$—	$(7.7)	$(0.5)
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the third quarter of 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

For the three months ended September 30, 2020	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	Hawesville L4 Power Price Swaps
Balance as of July 1, 2020	$6.1	$(1.5)
Total realized/unrealized gains (losses)
Included in net income (1)	(4.2)	(0.2)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements		0.9
Transfers into Level 3 (2)	4.7	—
Transfers out of Level 3 (3)	—	—
Balance as of September 30, 2020	$6.6	$(0.8)

Change in unrealized gains (losses)	$(4.2)	$0.7
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the third quarter of 2020.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

	Level 3 Assets	Level 3 Liabilities
For the nine months ended September 30, 2021	Nord Pool	LME forward financial sales contracts	FX Swaps
Balance as of January 1, 2021	$—	$2.9	$0.1
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(28.0)	(0.5)
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	1.5	(1.0)	(0.4)
Transfers out of Level 3(3)	(1.5)	11.5	(0.1)
Balance as of September 30, 2021	—	(14.6)	$(0.9)

Change in unrealized gains (losses) (1)	$—	$(28.0)	$(0.5)
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the nine months ended September 30, 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

For the nine months ended September 30, 2020	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	Hawesville L4 Power Price Swaps
Balance as of January 1, 2020	$10.6	$(2.9)
Total realized/unrealized gains (losses)
Included in Net Income (1)	0.8	(1.6)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	3.7
Transfers into Level 3(2)	4.7	—
Transfers out of Level 3(3)	(9.5)	—
Balance as of September 30, 2020	$6.6	$(0.8)

Change in unrealized gains (losses) (1)	$0.8	$2.1
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate during the nine months ended September 30, 2020.
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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended September 30,
	2021			2020
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(52.4)			$(58.2)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(52.4)	90.1	$(0.58)	$(58.2)	89.5	$(0.65)

	For the nine months ended September 30,
	2021			2020
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$(227.5)			$(87.8)
Amount allocated to common stockholders	100.0%			100.0%
Basic and diluted EPS(1)	$(227.5)	90.1	$(2.52)	$(87.8)	89.4	$(0.98)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2021	2020	2021	2020
Share-based compensation	2.5	1.7	2.5	1.2
Convertible preferred shares	6.3	6.6	6.3	6.6
Convertible senior notes	4.8	—	4.8	—
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
6.Shareholders’ Equity
Common Stock
As of September 30, 2021 and December 31, 2020, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 97,315,639 shares were issued and 90,129,118 shares were outstanding at September 30, 2021; 97,242,318 shares were issued and 90,055,797 shares were outstanding at December 31, 2020.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of September 30, 2021 and December 31, 2020, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At September 30, 2021 and December 31, 2020, there were 63,274 and 63,589 shares of Series A Convertible Preferred Stock outstanding, respectively.
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

The Common and Preferred Stock table below contains additional information about preferred stock conversions during the nine months ended September 30, 2021 and 2020.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2020	63,589	7,186,521	90,055,797
Conversion of convertible preferred stock	(315)	—	31,465
Issuance for share-based compensation plans	—	—	41,856
Ending balance as of September 30, 2021	63,274	7,186,521	90,129,118

Beginning balance as of December 31, 2019	67,323	7,186,521	89,185,661
Conversion of convertible preferred stock	(1,284)	—	128,389
Issuance for share-based compensation plans	—	—	170,784
Ending balance as of September 30, 2020	66,039	7,186,521	89,484,834
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
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of September 30, 2021.
7.    Income Taxes
We recorded an income tax expense of $6.8 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase is primarily due to improved operational results from foreign operations. For the nine months ended September 30, 2021 and 2020, we recorded an income tax benefit of $43.8 million and $1.6 million, respectively. This increase is primarily due to a discrete tax benefit of $49.8 million in the second quarter of 2021 related to the recognition of a foreign deferred tax asset for the future tax benefit we expect to realize for deductible costs related to our historical investment in Nordural Helguvik ehf (“Helguvik”). In the second quarter of 2021, it became apparent this deferred tax asset would be realized in the foreseeable future. Additionally, we concluded this deferred tax asset was more likely than not to be realized prior to expiration and recorded the tax benefit in the second quarter. We have not changed our judgment in the current quarter with respect to other valuation allowances previously recorded.
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
As of September 30, 2021, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
8.    Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$95.3	$95.9
Work-in-process	55.4	40.5
Finished goods	26.4	26.9
Operating and other supplies	166.2	127.8
Total inventories	$343.3	$291.1
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

9.Debt

	September 30, 2021	December 31, 2020
Debt classified as current liabilities:
Hawesville Term Loan(1)	$5.0	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility(3)	17.3	—
Iceland Revolving Credit Facility (4)	30.0	—
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	—	45.0
12.0% senior secured notes due July 1, 2025, net of debt discount of $2.3 million, and financing fees of $4.6 million at December 31, 2020, interest payable semiannually	—	243.1
7.5% senior secured notes due April 1, 2028, net of financing fees of $4.4 million at September 30, 2021, interest payable semiannually	245.6	—
2.75% convertible senior notes due May 1, 2028, net of financing fees of $2.4 million at September 30, 2021, interest payable semiannually	83.9	—
Total	$389.6	$315.9
(1) See "Hawesville Term Loan" below. At September 30, 2021, the applicable interest rate was LIBOR of 0.125% plus margin of 5.375% and there is no interest payable outstanding. As of September 30, 2021, we have made $35.0 million of principal payments and $4.6 million of interest payments.
(2) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at September 30, 2021 was 0.21%.
(3) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2021 was 4.00%.
(4) We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement. The interest rate at September 30, 2021 was 3.088%.

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

Year	Percentage
2024	103.750%
2025	101.875%
2026 and Thereafter	100.000%
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
Fair Value. As of September 30, 2021, the total estimated fair value of the 2028 Notes was $264.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Redemption rights. We may not redeem the Convertible Notes prior to May 6, 2025. On or after May 6, 2025, we may redeem for cash all or part of the Convertible Notes at our option if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.
Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the indenture), holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the date of the fundamental change repurchase.
As of September 30, 2021, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.
Fair Value. As of September 30, 2021, the total estimated fair value of the Convertible Notes was $87.5 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
Capped Calls
On April 6, 2021 and April 7, 2021, in connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "Option Counterparties") at a cost of $5.7 million. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Convertible Notes. By entering into the Capped Calls, we expect to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes (or, in the event a conversion of the Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the Convertible Notes our common stock price exceeds the conversion price of the Convertible Notes. The Capped Calls each have an initial strike price of approximately $18.74 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Calls have an initial cap price of $22.95 per share of common stock.

On April 6, 2021 and April 7, 2021, we entered into side letters with the Option Counterparties that modified the terms of the Capped Calls, thus requiring derivative accounting treatment with changes in fair value reported in earnings. On June 29, 2021, we terminated the side letters with the Option Counterparties by mutual agreement, which caused the Capped Calls to meet the criteria for classification in equity. As of September 30, 2021, the Capped Calls are included as a reduction to additional paid-in-capital within stockholders’ equity. During the period in the second quarter in which the Capped Calls were classified as derivatives, we recognized $1.0 million as a loss on forward and derivative contracts.

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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At September 30, 2021, there were $17.3 million in outstanding borrowings and $108.5 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	September 30, 2021
Credit facility maximum amount	$175.0
Borrowing availability	175.0
Outstanding letters of credit issued	108.5
Outstanding borrowings	17.3
Borrowing availability, net of outstanding letters of credit and borrowings	49.2
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $50.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At September 30, 2021, there were $30.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024. Principal payments, if any, are due upon maturity of the Iceland revolving credit facility and may be prepaid without penalty.

Status of our Iceland revolving credit facility:	September 30, 2021
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	30.0
Borrowing availability, net of borrowings	20.0

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
Legal Contingencies

Vernon

In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. Trial was bifurcated and moved to September 2021 for Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") issues and to a later undetermined date for questions of fact. Prior to trial, the parties reached an agreement to settle the case, full and final, effective October 1, 2021 (the "Vernon Settlement"). Pursuant to the terms of the Vernon Settlement, Century agreed to pay $3.9 million in exchange for full release of all environmental liabilities at the site, a full release of all of our contractual indemnification obligations, and a dismissal of the case with prejudice. At September 30, 2021, this amount is included in Accrued and other current liabilities on our Consolidated Balance Sheet, and will be paid during the fourth quarter.
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of September 30, 2021, $2.0 million was recorded in other current liabilities and $6.0 million was recorded in other liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("the PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three or nine month periods ended September 30, 2021, and 2020. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.
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
Mt. Holly
Century Aluminum of South Carolina, Inc. has a power supply agreement with Santee Cooper that has an effective term beginning April 1, 2021 and runs through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract is expected to provide sufficient energy to allow Mt. Holly to increase its production to 75% of full production capacity.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with HS and OR provide power at LME-based variable rates for the duration of these agreements. In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract that would have expired in December 2023. Under the terms of the extension, Landsvirkjun will continue to supply power to Grundartangi from January 1, 2024 through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant, including the Grundartangi casthouse project discussed in Note 14. Subsequent Events. Under the terms of this extension, the majority of power supplied by Landsvirkjun will be priced at rates linked to the Nord Pool power market through December 2023 and a small portion of power at a fixed price. Thereafter, beginning January 1, 2024 through December 31, 2026 this agreement provides for only fixed rates. Grundartangi also has a 25 MW power purchase agreement with Landsvirkjun at LME-based variable rates.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 64% of our total workforce.
Approximately 86% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2024.
100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through November 30, 2022.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

11.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	September 30, 2021	December 31, 2020
Defined benefit plan liabilities	$(119.7)	$(123.7)
Unrealized gain (loss) on financial instruments	2.0	2.1
Other comprehensive loss before income tax effect	(117.7)	(121.6)
Income tax effect (1)	2.5	2.8
Accumulated other comprehensive loss	$(115.2)	$(118.8)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2021	December 31, 2020
Defined benefit plan liabilities	$2.9	$3.2
Unrealized loss on financial instruments	(0.4)	(0.4)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, July 1, 2021	$(118.1)	$1.7	$(116.4)
Net amount reclassified to net income (loss)	1.2	0.0	1.2
Balance, September 30, 2021	$(116.9)	$1.7	$(115.2)

Balance, July 1, 2020	$(109.5)	$1.9	$(107.6)
Net amount reclassified to net income	1.2	$(0.1)	1.1
Balance, September 30, 2020	$(108.3)	$1.8	$(106.5)

Balance, December 31, 2020	$(120.6)	$1.8	$(118.8)
Net amount reclassified to net loss	3.7	(0.1)	3.6
Balance, September 30, 2021	$(116.9)	$1.7	$(115.2)

Balance, December 31, 2019	$(111.7)	$1.9	$(109.8)
Net amount reclassified to net income (loss)	3.4	(0.1)	3.3
Balance, September 30, 2020	$(108.3)	$1.8	$(106.5)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2021	2020	2021	2020
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.7	$0.8	$2.2	$2.3
	Selling, general and administrative expenses	0.2	0.1	0.6	0.5
	Other operating expense, net	0.4	0.5	1.2	1.4
	Income tax effect	(0.1)	(0.2)	(0.3)	(0.8)
	Net of tax	$1.2	$1.2	$3.7	$3.4

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$(0.1)	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$0.0	$(0.1)	$(0.1)	$(0.1)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

12. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$1.2	$1.3	$3.5	$3.7
Interest cost	2.4	2.9	7.3	8.5
Expected return on plan assets	(5.6)	(5.3)	(16.8)	(15.6)
Amortization of prior service costs	0.0	0.1	0.1	0.1
Amortization of net loss	1.5	1.6	4.5	4.9
Net periodic benefit cost	$(0.5)	$0.6	$(1.4)	$1.6

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$0.1	$0.0	$0.2	$0.2
Interest cost	0.6	0.8	1.8	2.3
Amortization of prior service cost	(0.8)	(0.8)	(2.4)	(2.4)
Amortization of net loss	0.6	0.5	1.7	1.6
Net periodic benefit cost	$0.5	$0.5	$1.3	$1.7

13. Derivatives
As of September 30, 2021, we had an open position of 143,791 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 298,500 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of September 30, 2021, we had 8,924 tonnes related to fixed for floating swaps that will settle monthly through June 2022.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of September 30, 2021, we had an open position of 1,774,161 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2023. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of September 30, 2021, we had an open position related to the FX swaps of €42.6 million that will settle monthly through December 2023.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of September 30, 2021, we had an open position of 394,560 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of September 30, 2021 and December 31, 2020, respectively:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Asset Fair Value
	September 30, 2021	December 31, 2020
Commodity contracts (1)	$42.1	$12.8
Foreign exchange contracts (2)	—	2.4
Total	$42.1	$15.2

	Liability Fair Value
	September 30, 2021	December 31, 2020
Commodity contracts (1)	$201.8	$16.7
Foreign exchange contracts (2)	1.7	—
Total	$203.5	$16.7

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At September 30, 2021, $33.6 million of Due to affiliates and $22.4 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore. At December 31, 2020, $1.2 million of Due from affiliates, $1.7 million of Due from affiliates - less current portion, $11.3 million of Due to affiliates, and $0.1 million of Due to affiliates - less current portion was related to commodity contract assets and liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Commodity contracts(1)	$(75.6)	$(11.0)	$(235.2)	$0.8
Foreign exchange contracts	(1.4)	1.6	(3.2)	(2.7)
Total	$(77.0)	$(9.4)	$(238.4)	$(1.9)
(1) For the three months ended September 30, 2021 and 2020, $(26.3) million and $(4.6) million of the net (loss), respectively, was with Glencore. For the nine months ended September 30, 2021 and 2020, $(79.8) million and $0.1 million of the net (loss) gain, respectively, was with Glencore.

14.    Subsequent Events
PBGC Settlement Amendment

On October 1, 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. See Note 10. Commitments and Contingencies.
Helguvik Bankruptcy Filing
On October 20, 2021, Nordural Helguvik ehf ("Helguvik"), a wholly owned subsidiary and owner of the former Helguvik project site which has been curtailed since 2008, filed for bankruptcy and on October 28, 2021, a district court in Iceland issued a verdict declaring bankruptcy of Helguvik. We believe the bankruptcy filing will not have a material impact on the consolidated financial statements.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Grundartangi Casthouse
On November 3, 2021, Century announced plans for construction of a new billet casthouse at Grundartangi (the “Grundartangi casthouse project”). The new value-added casthouse will have a capacity of 150,000 tonnes of billet production and is expected to start production in the first quarter of 2024. The expansion project will also increase Grundartangi’s annual capacity to produce primary foundry alloys from its current 60,000 tonnes of capacity to 120,000 tonnes of capacity. This incremental billet and primary foundry alloy capacity displaces standard-grade ingot production, raising expected product premiums for Grundartangi products. The billet produced at the Grundartangi casthouse is expected to be low-carbon aluminum or Natur-AlTM. The Grundartangi casthouse project will be fully funded with 100% green financing through the Casthouse Facility (as defined below).

On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130 million in connection with the casthouse project at Grundartangi (the “Casthouse Facility”). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments, the first payment occurring 30 months after the first drawdown by Grundartangi. The interest rate shall be the sum of the interest rate equal to USD LIBOR 3 month as published at any given time by the Intercontinental Exchange (and if the rate is less than zero, this amount shall be deemed to be zero) plus the applicable margin as set forth in the agreement. Grundartangi shall pay an arrangement fee equal to 0.78% of the total facility amount regardless of whether there are amounts outstanding under the Casthouse Facility and shall pay a commitment fee of 0.38% per annum on undrawn commitments, payable quarterly at the same time as interest payments are due and payable. This Casthouse Facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. At the time of filing this quarterly report, there are no outstanding borrowings under this Casthouse Facility.

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
•Our assessment of alumina pricing, costs associated with our other key raw materials, including power, and supply and availability of key raw materials;
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
•Our plans and expectations with regards to the Grundartangi casthouse project, including our expectations as to the start of production at the Grundartangi casthouse and the timing, costs and benefits associated with the Grundartangi casthouse project;
•Our ability to successfully obtain competitive power arrangements for our operations;
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
•Our assessment and estimates of our pension and other postretirement liabilities, legal and environmental liabilities and other contingent liabilities;
•Our assessment of any future tax audits or insurance claims and their respective outcomes;
•Negotiations with labor unions or future representation by a union of our employees;
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
The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. Information regarding financial contracts is included in Note 13. Derivatives and risks affiliated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
We have seen increases in the pricing of aluminum throughout 2021. The average LME price for primary aluminum was $2,004 per tonne for January 2021, increasing to an average LME price for primary aluminum of $2,439 in June 2021 and then to $2,840 per tonne in September 2021. The average MWP price was $330 per tonne in January 2021, increasing to $608 in June 2021 and then to $765 in September 2021. The average European Duty Paid premium was $152 per tonne in January 2021, increasing to $251 in June 2021 and then to $383 in September 2021.
Results of Operations
The following discussion for the three and nine months ended September 30, 2021 reflects no change in production capacities at our operating facilities.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
NET SALES:
Related parties	$350.6	$235.8	$925.3	$792.4
Other customers	230.8	157.1	628.1	423.6
Total net sales	581.4	392.9	1,553.4	1,216.0
Gross profit (loss)	54.6	(27.1)	54.8	(35.3)
Net income (loss)	(52.4)	(58.2)	(227.5)	(87.8)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.58)	$(0.65)	$(2.52)	$(0.98)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)	Tonnes	Net Sales (in millions)
2021
3rd Quarter	117,951	$366.6	78,144	$207.6	196,095	$574.2
2nd Quarter	112,792	314.0	78,102	180.1	190,894	494.1
1st Quarter	116,437	275.6	79,260	164.2	195,697	439.8
Total	347,180	$956.2	235,506	$551.9	582,686	$1,508.1

2020
3rd Quarter	118,835	$221.8	84,187	$138.4	203,022	$360.2
2nd Quarter	130,645	246.6	79,664	145.9	210,309	392.5
1st Quarter	129,114	273.8	73,791	141.0	202,905	414.8
Total	378,594	$742.2	237,642	$425.3	616,236	$1,167.5
    (1) Excludes scrap aluminum and alumina sales.

Net sales (in millions)	2021	2020
Three months ended September 30,	$581.4	$392.9
Nine months ended September 30,	$1,553.4	$1,216.0

Net sales (excluding alumina sales) increased by $215.7 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $222.1 million, offset by unfavorable volume of $6.4 million.

Net sales (excluding alumina sales) increased by $339.7 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $336.9 million.

Gross profit (loss) (in millions)	2021	2020
Three months ended September 30,	$54.6	$(27.1)
Nine months ended September 30,	$54.8	$(35.3)
Gross profit increased by $81.7 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $222.1 million partially offset by unfavorable power price realizations of $64.6 million, unfavorable alumina price realizations of $25.4 million, unfavorable volume impacts of $6.6 million and increased operating costs.

Gross profit increased by $90.1 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $336.9 million as well as favorable sales mix of $28.8 million, partially offset by unfavorable power price realizations of $146.3 million, unfavorable alumina price realizations of $51.5 million, and increased operating costs.

Selling, general and administrative expenses (in millions)	2021	2020
Three months ended September 30,	$14.2	$11.0
Nine months ended September 30,	$39.0	$31.7

Selling, general and administrative expenses increased by $3.2 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily driven by an increase in share-based compensation costs due to fluctuations of the stock price period over period and other compensation costs.

Selling, general and administrative expenses increased by $7.3 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by an increase in share-based compensation costs.

Net gain (loss) on forward and derivative contracts (in millions)	2021	2020
Three months ended September 30,	$(76.7)	$(9.4)
Nine months ended September 30,	$(239.2)	$(1.9)

For the three months ended September 30, 2021, net loss on forward and derivative contracts increased by $67.3 million compared to the same period in 2020 primarily due to increases in LME and MWP prices from June 30, 2021 to September 30, 2021, and partially offset by gains in respect of derivative contracts due to Nord Pool power price increases.

For the nine months ended September 30, 2021, net loss on forward and derivative contracts increased by $237.3 million compared to the same period in 2020 primarily due to increases in LME and MWP prices in the first nine months of 2021, and partially offset by gains in respect of derivative contracts due to Nord Pool power price increases. See Note 13. Derivatives to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2021	2020
Three months ended September 30,	$(6.8)	$(0.3)
Nine months ended September 30,	$43.8	$1.6
We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. The period to period change is primarily due to a discrete tax benefit of $49.8 million in the second quarter tax provision related to the recognition of certain foreign deferred tax assets. The deferred tax asset represents the future tax benefit we expect to realize for deductible costs related to our historical investment in Nordural Helguvik ehf (“Helguvik”). During the period, it became apparent this deferred tax asset would be realized in the foreseeable future. As this deferred tax asset is expected to be realized prior to expiration, we have not recorded a valuation allowance. See Note 7. Income Taxes to the consolidated financial statements included herein for additional information.

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

We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of September 30, 2021, we had cash and cash equivalents of approximately $57.6 million and unused availability under our revolving credit facilities of $69.2 million, resulting in a total liquidity position of approximately $126.8 million.
On April 14, 2021, we issued $250.0 million in aggregate principal amount of our senior secured notes that will mature in 2028 (the "2028 Notes") and used a portion of the proceeds to purchase $195.9 million of our 12.0% senior secured notes due 2025 (the "2025 Notes") pursuant to a cash tender offer for the 2025 Notes. On April 9, 2021, we issued $86.3 million in aggregate principal amount of convertible senior notes due 2028 (the "Convertible Notes"). The remaining proceeds from the issuance of the 2028 Notes and a portion of the proceeds from the issuance of the Convertible Notes were used to redeem the remaining 2025 Notes on May 14, 2021. The remaining proceeds from the Convertible Notes offering were used to repay borrowings under our revolving credit facilities and to pay for the cost of the capped call transactions in connection with the issuance of the Convertible Notes. With these transactions, we have effectively extended the maturities of our principal debt obligations, reduced the interest rate on these obligations, and raised additional liquidity through the issuance of the Convertible Notes.
Available Cash
Our available cash and cash equivalents balance at September 30, 2021, was $57.6 million compared to $81.6 million at December 31, 2020.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine months ended September 30,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$(12.1)	$33.3
Net cash provided by (used in) investing activities	(45.7)	(11.4)
Net cash provided by (used in) financing activities	42.4	23.5
Change in cash, cash equivalents and restricted cash	$(15.4)	$45.4

The increase in net cash used in operating activities was primarily driven by an increase in net loss and changes in working capital. The changes in working capital are primarily attributable to timing of receivable collections and timing of raw material receipts.

The increase in net cash used in investing activities was primarily due to higher spending on capital projects during the nine months ended September 30, 2021, driven by capital investments in the Mt. Holly restart project.

The increase in net cash provided by financing activities was primarily due to increased borrowings on the revolving credit facilities and issuance of the Convertible Notes.
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
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). The Iceland revolving credit facility matures in November 2024.
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130 million in connection with the casthouse project at Grundartangi (the “Casthouse Facility”). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments, the first payment occurring 30 months after the first drawdown by Grundartangi.

The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of September 30, 2021, our U.S. revolving credit facility had a borrowing base of $175.0 million, $17.3 million in borrowings and $108.5 million in letters of credit outstanding. Of the outstanding letters of credit, $12.1 million are related to our power commitments, $78.3 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of September 30, 2021, our Iceland revolving credit facility had a borrowing base of $50.0 million and $30.0 million in outstanding borrowings.
As of September 30, 2021, our credit facilities had $69.2 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination availability under the U.S. revolving credit facility is less than or equal to $17.5 million, or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2021, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Senior Notes and Convertible Senior Notes
On April 14, 2021, we issued $250.0 million principal of senior secured notes that will mature on April 1, 2028, unless earlier refinanced in accordance with their terms. Interest on the 2028 Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 7.5% per year. The indenture governing the 2028 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
On April 9, 2021, we issued $86.3 million in aggregate principal amount of Convertible Notes, unless earlier converted, repurchased or redeemed. The principal included the full exercise of the option by the initial purchasers of the Convertible Notes to purchase $11.3 million of additional principal amount. The Convertible m Notes bear interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash.
We applied the net proceeds from the offering of the 2028 Notes and a portion of the net proceeds from the Convertible Notes described above toward payment of the total consideration amount to holders whose 2025 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2025 Notes.
Hawesville Term Loan
On April 29, 2019, we entered into a term loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”). Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan matures on December 31, 2021, and is being repaid in 24 equal monthly installments of principal that began on January 31, 2020. The Hawesville Term Loan bears interest, due monthly, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan is not secured by any collateral. As of September 30, 2021, the outstanding balance of the Hawesville Term Loan was $5.0 million.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of September 30, 2021, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, the securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.

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
The following summarized financial information of both the Company and the Guarantor Subsidiaries ("Guarantors") is presented on a combined basis. Intercompany balances and transactions between the Company and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Company or the Guarantors in the Non-Guarantor Subsidiaries ("Non-Guarantors"). The Company’s or Guarantors’ amounts due from, amounts due to, and transactions with the Non-Guarantors are disclosed below:

	September 30, 2021	December 31, 2020
Current assets	$334.6	$252.4
Non-current assets	944.6	972.3
Current liabilities	360.6	169.2
Non-current liabilities	619.4	483.7

Nine months ended September 30, 2021
Net sales	$997.9
Gross profit (loss)	23.2
Income (loss) before income taxes	(273.0)
Net income (loss)	(227.2)

As of September 30, 2021 and December 31, 2020, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $16.9 million and $14.6 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $540.2 million and $554.9 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2021, the principal and accrued interest for the contingent obligation was $27.7 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2021 and current level of Hawesville's operations, we do not believe it is likely that we will be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.

Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three or nine month periods ended September 30, 2021, and 2020. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.
Section 232 Aluminum Tariff
On March 23, 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security by incentivizing the restart of primary aluminum production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense.  In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff, with the exception of imports from Australia, Argentina, Canada and Mexico and imports from the European Union up to a quota limit of 18,000 metric tonnes or imports that receive a product exclusion from the Department of Commerce.
Other Items

In March 2018, we announced our intention to return our Hawesville smelter, which since 2015 had been operating at approximately 40% capacity, to full production and upgrade its existing reduction technology. The first phase of the project, which involved the restart of the three potlines and approximately 150,000 tonnes of production capacity that had been curtailed in 2015, was successfully completed on budget and ahead of schedule in early 2019. The second phase of the project involves the rebuilding of the pots from the two potlines that had continued to operate past their expected life cycle and the implementation of certain new technology across all production. These two potlines were taken out of production in February and September 2019, respectively, and the rebuild of the first of these potlines was completed in the second quarter of 2020 with total project costs to date of approximately $108.3 million. Our Hawesville facility experienced several equipment issues in late December 2020 that partially reduced the plant’s production level; however, the process of returning to our planned operating level of 80% of capacity began in the second quarter of 2021 and continues to progress. The rebuild of the fifth and final potline and the completion of the technology upgrades is expected to be completed over the next several years subject to market conditions.

Our power contract with Santee Cooper for the Mt. Holly smelter began on April 1, 2021 and runs through December 2023. It is expected to provide sufficient energy to allow the Mt. Holly smelter to increase its production by 50% (resulting in total production of 75% of Mt. Holly’s full capacity once the restart project is completed) at cost of service based rates. Restart work at the Mt. Holly smelter is progressing on schedule and is expected to be completed in the fourth quarter of 2021.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2018, 2019, and 2020. As of September 30, 2021, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which,

CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At September 30, 2021, we had $2.0 million in other current liabilities and $6.0 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the nine months ended September 30, 2021 were $12.9 million, excluding expenditures of $38.9 million associated with the restart project at Mt. Holly. We estimate our total capital spending in 2021, excluding the Mt. Holly restart project, will be approximately $25.0 million related to our ongoing investment and sustainability projects at our plants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price and Raw Material Costs Sensitivities
Aluminum is an internationally traded commodity, and its price is effectively determined on the LME plus any regional premium (e.g. the Midwest premium for aluminum sold in the United States and the European Duty Paid premium for metal sold into Europe) and any product premiums. From time to time, we may manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. From time to time, we also enter into financial contracts to offset fixed price sales arrangements with certain of our customers (the "fixed for floating swaps").
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
Electrical Power Price Sensitivity
Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. With our market-based power supply agreements, we increased electrical power price risk for our operations, whether due to fluctuations in the price of power available on the MISO and Nord Pool power markets or the price of natural gas. Transmission line outages, problems with grid stability or limitations on energy import capability could increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of September 30, 2021 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at September 30, 2021. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$42.1	$18.7
Foreign exchange contracts (2)	—	—
Total	$42.1	$18.7

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$201.8	$245.1
Foreign exchange contracts (2)	1.7	6.5
Total	$203.5	$251.6
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps and Indiana Hub power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at September 30, 2021, refer to Note 10. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors

The following is an update to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the subsequent quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the subsequent quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021. You should carefully consider the risk factors in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The casthouse project at our Grundartangi smelter and related financing are subject to certain risks and uncertainties and we may be unable to realize the expected benefits of this project.

On November 3, 2021, Century announced plans for construction of a new billet casthouse at Grundartangi (the “Grundartangi casthouse project”). The new value-added casthouse will have a capacity of 150,000 tonnes of billet production and is expected to start production in the first quarter of 2024. Our ability to complete this Grundartangi casthouse project and the timing and costs of doing so are subject to various risks and certain market assumptions, many of which are beyond our control. Changes in our inputs, whether costs or availability, may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. There can be no assurance that we will be able to complete the Grundartangi casthouse project within our projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project, unexpected or increased costs or inability to fund the project could have a material adverse effect on our business, financial position, results of operations and liquidity.

In connection with the Grundartangi casthouse project, Grundartangi entered into a Term Facility Agreement with Arion Bank hf to provide for borrowings up to $130 million (the “Casthouse Facility”). Our ability to make payments on and to refinance the Casthouse Facility will depend on our ability to generate cash in the future. Our ability to pay interest on and to repay or refinance the Casthouse Facility will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations under the Casthouse Facility. If we are unable to meet our debt service obligations under the Casthouse Facility, it may have a material adverse effect on our business, financial position, results of operations and liquidity.
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

During the quarter ended September 30, 2021, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $525 million for the quarter ended September 30, 2021.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2021 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amendment to Revolving Credit Facility, dated September 20, 2021, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf				X
10.2	Term Facility Agreement, dated as of November 2, 2021, between Nordural Grundartangi ehf and Arion Bank hf.	8-K	001-34474	November 3, 2021
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 5, 2021	By:	/s/ CRAIG CONTI
Craig Conti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2021	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)