Form 10-K
period 2021-12-31
CENTURY ALUMINUM CO
filed 2022-02-25
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2021, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $656,000,000.  As of February 24, 2022, 91,231,611 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2022 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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
Forward-looking statements in this Annual Report on Form 10-K and in our other reports filed with the Securities and Exchange Commission (the "SEC"), for example, may include statements regarding:

•Our assessment of global and local financial and economic conditions;
•Our assessment of the aluminum market and aluminum prices (including premiums);
•Our assessment of alumina pricing and costs associated with our other key raw materials, including power;
•Our assessment of the supply and availability of our key materials, including any potential curtailment of power to our operations;
•The impact of the COVID-19 pandemic and governmental guidance and regulations aimed at addressing the pandemic, including any possible impact on our business, operations, financial condition, results of operations, global supply chains or workforce;
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
•Our plans and expectations with regards to future operations of our Mt. Holly smelter, including our expectations as to the restart of curtailed production at Mt. Holly including the timing, costs and benefits associated with this restart project;
•Our plans with regards to future operations of our Hawesville smelter, including our expectations as to the restart of the remaining curtailed production at Hawesville and bringing the smelter back to full production and expectations as to the timing, costs and benefits associated with this restart project;
•Our plans and expectations with regards to the Grundartangi casthouse project, including our expectations as to the timing, costs and benefits associated with the Grundartangi casthouse project;
•Our ability to successfully obtain competitive power arrangements for our operations;
•The impact of Section 232 relief, including tariffs or other trade remedies, the extent to which any such remedies may be changed, including through exclusions or exemptions, and the duration of any trade remedy;
•The impact of any new or changed law or regulation, including, without limitation, sanctions or other similar remedies or restrictions or any changes in interpretation of existing laws or regulations;
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
•Our assessment of any information technology-related risks, including the risk from cyberattacks or other data security breaches, including the cybersecurity incident that occurred on February 16, 2022; and
•Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking

i

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
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and value-added product premiums. Our primary aluminum reduction facilities produce standard-grade and value-added primary aluminum products.  Our current annual production capacity is approximately 1,016,000 tonnes per year ("tpy"). We produced approximately 784,000 tonnes of primary aluminum in 2021.
In addition to our primary aluminum assets, we own a carbon anode production facility located in the Netherlands ("Vlissingen"). Carbon anodes are consumed in the production of primary aluminum. Vlissingen supplies carbon anodes to our aluminum smelter in Grundartangi, Iceland. Each of our aluminum smelters in the United States produces anodes at on-site facilities.

At Century, we strive to provide innovative and reliable aluminum products to our customers, best-in-class returns for our stakeholders and a safe and environmentally sustainable workplace for our people and the communities in which we operate. We seek to responsibly operate our businesses to maintain a strong balance sheet through commodity cycles, while investing to lower our cost structure, expand our production and increase our competitiveness.

Century has invested significant capital in recent years to increase our production and grow our product portfolio to include more value-added aluminum products to better serve our customers in the U.S. and Europe. We believe that our focus on lowering costs and decommoditizing our product line will enable us to deliver profitable long-term growth and to differentiate ourselves from overseas competitors with longer supply lines into the markets in which we serve.

Century conducts our business with a focus on sustainability, as well as the health and safety, and socioeconomics of our people and the communities in which we operate. Through our Natur-AlTM product line, we are able to provide our customers and communities with low-carbon aluminum products that enable the broader energy transition movement.
We operate our business through one reportable segment, primary aluminum. Additional information about our segment reporting and certain geographic information is available in Note 17. Business Segments to the consolidated financial statements included herein.
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

In addition, in late 2021 Century began construction of a new billet casthouse at Grundartangi (the “Casthouse Project”). The new value-added casthouse will have a capacity of 150,000 tonnes of billet production and is expected to start production in the first quarter of 2024. The Casthouse Project will also increase Grundartangi’s annual capacity to produce primary foundry alloys from its current 60,000 tonnes of capacity to 120,000 tonnes of capacity. This incremental billet and primary foundry alloy capacity displaces standard-grade ingot production, raising expected total value-added product premiums for Grundartangi products. The billet produced at the Grundartangi casthouse is expected to be low-carbon aluminum or Natur-AlTM.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes of primary aluminum.
Approximately 60% of Hawesville's capacity was curtailed in the fourth quarter of 2015 as a result of significant declines in the LME price for aluminum. We are currently in the process of a multi-year project that began in 2018 to restart Hawesville's previously curtailed capacity and return the plant to a production level of approximately 200,000 MT per annum (80% of capacity). Our Hawesville facility experienced several equipment issues in late December 2020 that partially reduced the plant’s production level; however, the process of returning to our planned operating level of 80% of capacity at Hawesville began in the second quarter of 2021 and is now complete. The rebuild of the fifth and final potline is expected to be completed over the next several years subject to market conditions.
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
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 229,000 tonnes of primary aluminum. In December 2020, we began a multi-year project to restore previously curtailed capacity at Mt. Holly. The initial phase, which will return Mt. Holly to approximately 170,000 MT per annum (75% of capacity), is progressing and is expected to be completed in the second quarter of 2022, subject to market conditions. See "Key Production Costs — Electrical Power Supply Agreements" below for further discussion of our power arrangements at Mt. Holly.
Mt. Holly produces standard-grade aluminum that is cast into sow as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade aluminum.

Primary Aluminum Production Capacity
Our primary aluminum smelters and their respective primary aluminum capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2021 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	317,000	315,000
Hawesville, Kentucky, USA	100%	1970	250,000	172,000
Sebree, Kentucky, USA	100%	1973	220,000	209,000
Mt. Holly, South Carolina, USA	100%	1980	229,000	88,000
			1,016,000	784,000

(1)The tonnes per year (tpy) figures in this column reflect an estimate of the facility's total production capacity based on plant design, historical operating results and operating efficiencies and does not necessarily represent each facility’s maximum production capability.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2017.

Century Aluminum's Primary Aluminum Shipments
1,000
800
600
400
200
0
Tonnes (in thousands)
2017
2018
2019
2020
2021
Iceland
United States
Total

Carbon Anode Production Facility

Vlissingen

In addition to our primary aluminum assets, we own a carbon anode production facility located in Vlissingen, Netherlands, which is owned and operated by our wholly-owned subsidiary, Century Aluminum Vlissingen B.V. Vlissingen has an annual carbon anode production capacity of approximately 163,000 tonnes. We acquired Vlissingen in 2012 and restarted the facility in late 2013 with an initial carbon anode production capacity of 75,000 tonnes. Since the acquisition, we have completed a variety of expansion projects and efficiency programs in order to more than double the plant's production capacity. With these expansion projects and efficiency programs in place, we expect Vlissingen will be able to supply approximately 93% to 98% of Grundartangi’s carbon anodes requirements at current production levels. Each of our smelters in the United States produces anodes at on-site facilities.
Pricing
Pricing for primary aluminum products is typically comprised of three components: (i) the base commodity price, which is based on quoted prices on the LME, plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe) plus (iii) any value-added product premium. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the amount of regional premiums and value-added product premiums.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in the aluminum price through the use of fixed-price commitments, LME-linked supply contracts and other financial instruments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of how we manage our exposure to market risk.
Customer Base
We have historically derived substantially all of our consolidated net sales of primary aluminum from a small number of customers. For the year ended December 31, 2021, we derived approximately 60% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore") and approximately 14% of our consolidated sales from Southwire Company ("Southwire"). We currently have agreements in place to sell a substantial portion of our 2022 production to these customers. We expect that the rest of our 2022 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Both Glencore and Southwire purchase aluminum produced at our U.S. smelters at prices based on the LME price for primary aluminum plus the Midwest premium plus any additional market-based product premiums. Glencore also purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums. Glencore beneficially owns 42.9% of our outstanding common stock (46.4% on a fully diluted basis). See Note 2. Related Party Transactions to the consolidated financial statements included herein for additional information concerning our relationship with Glencore.
Key Production Costs
Alumina, electrical power, calcined petroleum coke and liquid pitch (the key raw materials for carbon anodes), and labor are the principal components of our cost of production.  These components together represented over 75% of our cost of goods sold for the year ended December 31, 2021.  For a description of certain risks related to our raw materials, electrical power, labor and other key supplies, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements

While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (3)
Concord Resources Ltd.	Approximately 180,000 tpy	Through December 2022	LME-linked
Concord Resources Ltd.	Approximately 600,000 tpy	Through December 2024	Fixed, LME-linked, and API-linked components
Glencore(1)	Variable	Through December 2021	LME-linked
Glencore(2)	Variable	Through December 2023	LME-linked
Glencore	Approximately 140,000 tpy	Through June 30, 2022	Fixed and API-linked components

(1) Under the terms of this agreement, Glencore provides alumina supply for all of Century's requirements net of other contractual commitments.
(2) Under the terms of this agreement, Glencore will provide alumina supply for all of Mt. Holly's requirements for the calendar years 2022-2023.
(3) "API" refers to a published alumina price index.

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2026 - 2036	Fixed price and variable rate linked to (i) the LME price for primary aluminum or (ii) the Nord Pool power market
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023(1)	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023(1)	Variable rate based on market prices
Mt. Holly	Santee Cooper	Through December 31, 2023	Cost of service based rate
(1) Under the terms of this agreement, the contract is automatically extended year-to-year unless either party gives notice at least one year before the end date.
Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with three separate power suppliers - HS, Landsvirkjun and OR. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant, including the Casthouse Project. Historically, all of the power supplied to Grundartangi has been delivered at prices indexed to the price of primary aluminum. Since November 2019, the price of approximately 30% of Grundartangi’s power requirements has been linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe. As of December 31, 2021, we had entered into financial contracts to fix the forward price of approximately 60% and 55% of Grundartangi's Nord Pool based power requirements for the years ending December 31, 2022 and December 31, 2023, respectively. We continue to monitor power prices and may enter into further similar financial contracts in the future. Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Hawesville. CAKY is party to a power supply arrangement with Kenergy and EDF Trading North America, LLC ("EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. Both of these agreements extend automatically year to year thereafter unless a one year notice of termination is given by either party.
Mt. Holly. CASC is party to an agreement with Santee Cooper for power to the Mt. Holly smelter. Under this contract, 100% of Mt. Holly's electrical power requirements are supplied from Santee Cooper's generation at cost of service based rates. This power agreement provides sufficient energy to allow the smelter to implement a restart project to increase its production to 75% of Mt. Holly's full production capacity. The agreement with Santee Cooper has a term through December 31, 2023.
See Note 15. Commitments and Contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.
Employees and Human Capital Resources

We believe our employees are key to achieving our business goals and growth strategy. As of December 31, 2021, we had 2,512 employees. Of these, 1,787 were domiciled in the United States, 71 in the Netherlands and 654 in Iceland.
Health, Safety and Wellness. Nothing is more important than the health and safety of our employees and the members of the communities in which we do business. We continuously assess the risks our employees face at our facilities and we work to mitigate those risks through frequent training and other preventative safety and health programs and on the job training. We strive for zero injuries and accidents, to foster systems and processes aimed to continuously improve our health and safety performance and to integrate risk management relating to health and safety into all aspects of our operations. We emphasize the importance of safety goals by including safety performance as one of the metrics for determining payouts under our annual incentive awards to our executives. The safety focus of the Company is evident in our approach to the COVID-19 pandemic over recent years. During this time, we have taken, and continue to take, measures to protect the health and safety of our employees during the pandemic, including requirements regarding wearing masks, social distancing, cleaning and sanitation procedures, and temperature checks as well as providing vaccination clinics on site. We have also developed and implemented protocols across our operations to address actual and suspected COVID-19 cases and potential exposure of our employees.

Compensation and Benefits. The Company's non-union employees are all eligible to participate in the Company paid health, vision, dental, life, prescription and long-term disability insurance plans. The Company also provides employees with paid supplemental life and accident insurance plan. The Company offers employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. The Company also offers employees a 401(k) retirement plan with a Company match. As part of our Century Well-being program, and in an effort to encourage employees to participate, Century provides financial incentives to its employees who choose to participate. Our Century Well-being program is specifically designed for Century employees and the unique health issues they may encounter and includes health benefits at no cost to our employees centered around diabetes management, mental health and substance abuse and counseling, and musculoskeletal conditions.

Diversity and Inclusion. The Company is committed to promoting equal employment opportunity in all of our operations and providing a safe and respectful workplace that reflects the diversity of the communities in which we operate. It is the Company’s policy, specifically noted in the Company’s Code of Ethics, that we do not tolerate discrimination in any form on the basis of race, color, religion, sex, sexual orientation, age, national origin, disability, or genetic information as defined in the Genetic Information Nondiscrimination Act of 2008, whether or not such discrimination violates law, and to comply fully with all laws prohibiting discrimination and promoting opportunity and advancement in employment. This policy extends to all aspects of employment opportunity including recruitment, hiring, compensation, benefits, promotion, transfer, layoff, recall, reduction in force, termination, retirement, placement, training and all other privileges, terms and conditions of employment.

Talent Development. We continue to make progress in enhancing our internal performance management and talent management systems in an effort to continue to recognize and promote outstanding employees. We have worked to streamline the process for our employees and ensure they have the opportunity to provide input as part of the review process. We attend recruiting events at local colleges and institutes in our communities and offer educational opportunities to our employees to help them develop additional skills and knowledge and continue the process of developing leaders within Century's ranks.
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 63% of our total workforce.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2024
Hawesville	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”)	Through April 1, 2026
Sebree	USW	Through October 28, 2023
Vlissingen	Federation for the Metal and Electrical Industry (“FME”)	Through November 30, 2022
Approximately 86% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. The current agreement is effective through December 31, 2024.
100% of Vlissingen's work force is represented by the FME, a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through November 30, 2022.
Approximately 55% of our U.S. based workforce is represented by the USW. CAKY's Hawesville employees represented by the USW are under a collective bargaining agreement that expires on April 1, 2026. Century Sebree's employees represented by the USW are under a collective bargaining agreement that expires on October 28, 2023.

Competition
The market for primary aluminum is global, and demand for aluminum varies widely from region to region. We compete with aluminum producers within the U.S. and internationally as well as with producers of alternative materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications. Our competitive position depends, in part, on the availability of electricity, alumina and our other key raw materials to our operations at competitive prices. We face global competition from companies who may have access to these key production costs at lower prices, and they may also receive various subsidies from local, state and federal governments. Many of our competitors are also larger than we are and have vertically integrated operations with superior cost positions. As a result, these companies may be better able to withstand reductions in price or other adverse industry or economic conditions.
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
Strong Internal Growth Opportunities. Over the past several years, we have undertaken various expansion programs at all of our operating facilities and continue to pursue additional internal growth opportunities. We are currently in the process of a multi-year project at Hawesville to restart previously curtailed capacity. Through December 31, 2021, we have rebuilt or restarted 200,000 tonnes of production (Hawesville's current production capacity) and can restart another 50,000 tonnes of production capacity in the future subject to market conditions. At Sebree, in 2019, we expanded the smelter’s overall output by adding 20,000 tonnes of additional secondary (scrap reprocessing) capacity. At Mt. Holly, a restart project is underway to increase its production to 75% of Mt. Holly's full production capacity which we expect to be completed in the second half of 2022, plus an additional 57,000 tonnes of production in the future provided we are able to obtain sufficient energy at competitive rates.
At our Grundartangi, Iceland smelter, we are in the process of a multi-year project that is expected to ultimately increase annual production capacity to approximately 325,000 tonnes. In late 2021, Century began construction on the Casthouse Project. The new value-added casthouse will have a capacity of 150,000 tonnes of billet production and is expected to start production in the first quarter of 2024. The billet produced at the Grundartangi casthouse is expected to be low-carbon aluminum or Natur-AlTM. At Vlissingen, since our purchase of this facility, we have completed a variety of expansion projects and efficiency programs in order to more than double the plant's production capacity. With these expansion projects and efficiency programs in place, we expect Vlissingen to be able to supply approximately 93% to 98% of Grundartangi’s carbon anode requirements at current production levels. We continue to pursue additional internal growth opportunities to maximize efficiencies and improve overall performance.
Sustainability. Our Natur-Al™ aluminum produced at our Grundartangi, Iceland smelter has one of the lowest carbon footprints in the industry due to Grundartangi’s access to clean hydroelectric and geothermal power sources and the operating expertise of our excellent workforce. Century Aluminum Company and our Grundartangi smelter have also been certified against the Aluminium Stewardship Initiative (ASI) Performance Standard for responsible production, sourcing and stewardship of aluminum. In addition to providing additional value to our customers, our low carbon footprint in Iceland mitigates our exposure to current or future carbon regulations. Century is also committed to exploring additional opportunities to reprocess and reuse scrap aluminum in its operations going forward and to reduce our carbon footprint across our operations.
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

Close Proximity to our Major Customers in the Two Shortest Aluminum Markets in the World. The U.S. and the E.U. are the second and third largest aluminum consuming regions in the world, but do not produce enough aluminum domestically to satisfy their own demand. Our production locations within these markets provide us with a significant competitive advantage over our foreign competitors by providing our customers with short, reliable supply chains, better technical service and opportunities for value added collaboration. Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest premium and providing a competitive advantage in freight costs over our foreign competitors. The proximity to our customers also allows us to deliver a portion of our Kentucky production in molten form, saving casting costs, and providing a competitive advantage over other potential suppliers. In Iceland, our proximity to European markets provides a competitive advantage for Grundartangi, allowing us to capture the European Duty Paid Premium and other logistical benefits compared to our competitors outside the EEA.
Diverse Value Added Product and Secondary Market Portfolio. We have the ability across our operations to cast a variety of aluminum products, both in terms of shapes and alloys. These high purity and value-added primary aluminum products are sold at a premium to standard-grade aluminum. Our Hawesville plant is the largest producer of high purity aluminum in North America. Four of Hawesville’s five potlines are capable of producing high purity aluminum, which is used extensively by the defense industry as well as for certain aerospace applications. Both Sebree and Mt. Holly have value-added casthouses that have the ability to produce large volumes of billet, slab and other value-added products. We have just started construction on the Grundartangi casthouse which will enable Grundartangi to produce Natur-Al™ billet and other value-added products and service the European market.
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
There is also increasing focus and scrutiny from both the United States government, foreign governments and other regulatory authorities on greenhouse gas ("GHG") emissions and potential impacts relating to climate change. We continuously review our own GHG and other emissions streams and seek to limit the impact of our operations on the communities in which we operate. Future laws, regulations, or policies that are enacted in response to concerns over GHG emissions and climate change, such as mandatory reporting and disclosure obligations, carbon tax, any "cap and trade" programs or similar regulatory measures, could significantly increase our operational and compliance burdens and costs. We continuously review and monitor climate change related proposed legislation for potential impacts on Century and our operations. For more information on the risk of climate change related legislation, laws and regulations, see Item 1A. Risk Factors.

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

Risk Factor Summary

Risks Related to our Industry and Business
•Declines in the market price (including premiums) for primary aluminum
•Excess capacity and overproduction of aluminum
•Increases in energy costs and loss or disruption of our supply of power
•Inability to compete
•Impact of Covid-19 pandemic and other future pandemics
•Curtailment of our production capacities and/or aluminum reduction facilities
•Casthouse Project at Grundartangi and related financing
•Inability to realize benefits from capital projects
•"Take-or-pay" obligations under our raw material and services contracts
•Small customer base
•Requirement to maintain substantial resources for operations
•Exposure to political, economic, regulatory, currency and other risks related to our international operations
•Unpredictable events affecting operations
•Impact of our hedging transactions

Risks Related to Labor and Employees
•Failure to maintain labor relations
•Increased labor costs and labor shortages at our operations

Risks Related to Indebtedness and Financing
•Deterioration in our credit rating or financial condition
•Failure to generate sufficient cash flow for debt service requirements
•Levels of indebtedness and/or any future indebtedness
•Interest rate risk
•Covenants and restrictions in debt instruments
•Dependence on intercompany transfers
•Potential dilution of ownership interests upon conversion of the Convertible Notes
•Impact of accounting method for settlement of Convertible Notes
•Effect of the capped call transactions on Century stock and value of notes and related counterparty risk

Risks Related to Cybersecurity
•Failure of IT systems, network disruptions, cyber-attacks, and other security data breaches

Risks Related to Legal, Regulatory and Compliance Matters
•Effects of climate change, climate change legislation and/or environmental regulations
•Effects of health and safety laws and regulations
•Effects of trade laws or regulations
•Effects of litigation and legal proceedings
•Ability to use certain NOLs to offset future taxable income

Risks Related to Acquisition
•Effect of any future acquisitions on the Company and its operations

Risks Related to Stock Ownership
•Impact and influence from Glencore's ownership interests in Century

Risk Related to our Industry and Business

Declines in overall aluminum prices could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating results depend on the market for primary aluminum which can be volatile and subject to many factors beyond our control. The overall price of primary aluminum consists of three components: (i) the base commodity price, which is based on quoted prices on the LME; plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe); plus (iii) any value-added product premium. Each of these three components has its own drivers of variability.

The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors, political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. A deterioration in global economic conditions or a regional or worldwide financial downturn also has the potential to adversely affect future demand and prices for aluminum. Geopolitical uncertainty of any kind (including an outbreak or escalation of a regional conflict, such as the current situation in Ukraine), major public health issues (such as an outbreak of a pandemic or epidemic like COVID-19) or other unexpected events have the potential to negatively impact business confidence, potentially resulting in reduced global or regional demand for aluminum and increased price volatility.  Such events may also impact prices by causing disruptions in our operations, supply chain, or workforce.

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

Excess capacity and overproduction of aluminum may materially disrupt global aluminum markets causing price deterioration which, in turn, could adversely impact our operating results, sales, margins and profitability.

Prior to 2021, global aluminum prices had been significantly depressed primarily due to large amounts of excess capacity and overproduction in China and other regions. Significant portions of global aluminum production would not be possible during such times without financial and other support and incentives from governments and state-owned entities. This oversupply caused global aluminum prices to be adversely impacted. Supply and demand in the aluminum market began to balance in 2021, however there is a risk that the market could again be saturated with excess capacity and overproduction. Overproduction and the export of heavily subsidized aluminum products may result in depressed prices and, in turn, have a material adverse impact on our operating results, sales, margins and profitability.

Increases in energy costs adversely affect our business, financial position, results of operations and liquidity.

Electrical power represents one of the largest components of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.

In the U.S., our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts. Since November 2019, the price of approximately 30% of Grundartangi’s power requirements has been linked to the market price for power in the Nord Pool power market. These market-based contracts expose us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of primary aluminum. For example, extreme weather events in mid-February 2021 across the United States resulted in increases to power prices for our Kentucky plants, which had an impact on our results in the first quarter of 2021. Additionally, in 2021, due in large part to low reservoir levels in Europe and low natural gas inventory in Europe, the monthly Nord Pool power prices increased from an average of 45.81 euros per MWh in January 2021 to 147.18 euros per MWh in December 2021. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of primary aluminum. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and energy prices not tied to corresponding increases in the LME price could have a material adverse effect on our business, financial position, results of operations and liquidity.

Loss or disruptions in our supply of power and other power-related events could adversely affect our business, financial condition or results of operations.

We use large amounts of electricity to produce primary aluminum.  Any loss or disruption of the power supply which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and prolonged losses of power may result in the hardening or "freezing" of molten aluminum in the pots where it is produced, which could require an expensive and time consuming restart process, if a restart is possible at all.

Disruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including, but not limited to, unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts including cyber attacks, natural disasters, weather events or other catastrophic events.  Our market-based power supply arrangements further increase the risk that disruptions in the supply of electrical power to our domestic operations could occur. Under these arrangements, we have greater exposure to transmission line outages, problems with grid stability and limitations on energy import capability. An alternative supply of power in the event of a disruption may not be feasible.  If events such as the above occur, it could have a material adverse effect on our business, financial condition or results of operation.

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

We maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, but are required to pay significant amounts under the deductible and self-insured retention provisions of those insurance policies.  In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events.  Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power under certain circumstances.  Certain losses or prolonged interruptions in our operations may trigger a default under certain of our outstanding indebtedness and could have a material adverse effect on our business, financial position, results of operations and liquidity.

We may be unable to continue to compete successfully in the markets in which we operate.

The global primary aluminum industry in which we operate is highly competitive. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications and uses. Many of our competitors are larger than we are and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions. Similarly, many of our competitors may receive various subsidies from local, state and federal governments and have vertically integrated upstream operations with resulting superior cost positions to ours and may be better able to withstand reductions in price or other adverse industry or economic conditions, including inflationary impacts. If we are not able to compete successfully, our business, financial position, results of operations and cash flows could be materially and adversely affected.

Public health pandemics, epidemics or similar public health threats, including the coronavirus disease 2019 (COVID-19), could have a material adverse effect on our business, outlook, financial condition, results of operations and liquidity.

The global markets in which we operate have been impacted by and continue to be impacted by the COVID-19 pandemic. Our business has been impacted by the COVID-19 pandemic and in the future could be adversely affected by the COVID-19 pandemic or other health pandemics, epidemics or similar public health threats.

Our operating results depend on the market for primary aluminum which can be volatile and subject to many factors beyond our control. At the onset of the COVID-19 pandemic in early 2020, the pandemic disrupted the global economy and created significant volatility in the primary aluminum industry. Such adverse impacts to the global market included the drop in the LME price for primary aluminum to $1,457 in April 2020 from $1,772 at the start of 2020. However, we have seen some measurable improvement in the global market for aluminum along with an increase in the price for our product and a return to more stability in the market since April 2020.

Our business also depends on the ability of our employees to travel to our aluminum smelting facilities and operate our facilities. During the course of the COVID-19 pandemic, we implemented several new policies and procedures to protect the health and safety of our workforce, including continuous disinfecting of our workplaces, social distancing policies, and wearing masks in accordance with the Centers for Disease Control Prevention guidelines. Beginning in the first quarter of 2021, there has been a trend in the United States and other areas of the world of increased availability of vaccines to combat COVID-19, as well as a relaxing of restrictions on individual, business, and government activities both domestically and abroad. The relaxing of restrictions and the existence and spread of variant strains of COVID-19 has and may lead to a further rise in infections in our workforce. In the event of a new spike in COVID-19 cases, the emergence of another variant or another pandemic in the future, our operations could be disrupted to varying degrees up to and including a shutdown, which could have a material adverse effect on our business, outlook, financial condition, results of operations and liquidity.

Any such events could also interfere with general commercial activity related to our supply chain and customer base, which could have an adverse effect on our financial condition and operational results. Raw material suppliers, including those we currently use, may not be available or may be delayed in shipments to us, impacting our ability to deliver our products to our customers thereby negatively impacting our operational results and financial condition. Further, if our customers’ businesses are similarly affected, they might delay, reduce or even eliminate purchases from us, which could adversely affect our results of operations.

The ultimate severity, magnitude and duration of COVID-19 is uncertain, rapidly changing and hard to predict. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, such as the ultimate duration and scope of the outbreak, the spread and rise of any different variants of the COVID-19 virus, the pandemic’s impact on our customers and suppliers, the effectiveness and adoption of COVID-19 vaccines and therapeutics, governmental actions relating to the prevention of the spread of the virus, and whether the pandemic leads to recessionary conditions in any of our key markets or in global markets generally. The potential future impact of the COVID-19 pandemic on our business, results of operations and financial performance is difficult to predict and will depend on future developments, and such effects could exist for an extended period of time. While we expect the COVID-19 pandemic to continue to impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the related impact to our business cannot be reasonably estimated at this time.

To the extent the COVID-19 pandemic or similar event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.

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

Curtailing production requires us to incur substantial expenses, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production. If we are unable to realize the intended cost saving effects of any production curtailment, we may have to seek bankruptcy protection or be forced to divest some or all of our assets.  The process of restarting production following curtailment is also expensive, time consuming and labor-intensive and there is no guarantee that once a curtailment has occurred that the plant will ever return to operation. As a result, any decision to restart production would likely require market conditions significantly better than the market conditions at the time the decision to curtail was made. Any curtailments of our operations, or actions taken to seek bankruptcy protection or divest some or all of our assets, could have a material adverse effect on our business, financial position, results of operations and liquidity.

The restart of curtailed capacity at our Mt. Holly smelter is subject to certain risks and uncertainties.

Upon the finalization of the three-year power agreement with Santee Cooper at our Mt. Holly smelter in early 2021, we began the process of restarting capacity at Mt. Holly that had been previously curtailed. This power contract with Santee

Cooper provides sufficient energy to allow the smelter to implement a restart project to increase its current production to 75% of Mt. Holly's full production capacity. The profitability of this restart project is subject to certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the Mt. Holly restart project uneconomic and we may decide at any time not to continue to fund this investment and thereby delay or stop the restart.

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

We are currently in the process of a multi-year project at our Hawesville aluminum smelter that began in 2018 to restart previously curtailed capacity and return the plant to a production level of approximately 200,000 MT per annum (80% of capacity). Our Hawesville facility experienced several equipment issues in late December 2020 that partially reduced the plant’s production level; however, the process of returning to our planned operating level of 80% of capacity began in the second quarter of 2021 and is now complete. The rebuild of the fifth and final potline is expected to be completed over the next several years subject to market conditions. The decision to continue with the Hawesville restart project is based on certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the Hawesville restart project uneconomic and we may decide at any time to discontinue the unfinished portions of the project.

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

On November 3, 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The new value-added casthouse will have a capacity of 150,000 tonnes of billet production and is expected to start production in the first quarter of 2024. Our ability to complete this Casthouse Project and the timing and costs of doing so are subject to various risks and certain market assumptions, many of which are beyond our control. Changes in our inputs, whether costs or availability, may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. There can be no assurance that we will be able to complete the Casthouse Project within our projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project, unexpected or increased costs or inability to fund the project could have a material adverse effect on our business, financial position, results of operations and liquidity.

In connection with the Casthouse Project, Grundartangi entered into a Term Facility Agreement with Arion Bank hf to provide for borrowings up to $130.0 million (the “Casthouse Facility”). Our ability to make payments on and to refinance the Casthouse Facility will depend on our ability to generate cash in the future. Our ability to pay interest on and to repay or refinance the Casthouse Facility will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations under the Casthouse Facility. If we are unable to meet our debt service obligations under the Casthouse Facility, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

Increases in our raw material costs and disruptions in our supply of raw materials could adversely affect our business.

Our business depends upon the adequate supply of alumina, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes, cathodes, alloys and other raw materials. For some of these production inputs, such as alumina, coke, pitch and cathodes, we do not have any internal production and rely on a limited number of suppliers for all of our requirements. Many of our supply agreements are short term or expire in the next few years. There is no assurance that we will be able to renew such agreements on commercially favorable terms, if at all. Certain of our principal raw materials are commodities for which, at times, availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, inflationary impacts, domestic and worldwide demand, labor costs, competition, weather conditions and other transportation delays, major force majeure events, pandemics, tariffs, sanctions and currency exchange rates. Because we rely on a limited number of suppliers, if our suppliers cannot meet their contracted volume commitments or other contractual requirements, it may be difficult for us to source our raw materials from alternative suppliers at commercially reasonable prices or within the time periods required by our operations, if at all. If we are unable to source from alternative suppliers, we could be forced to curtail production or use raw materials that do not meet our requirements, which could cause inefficiencies in our operations, increase costs or impact our production capabilities, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are also exposed to price risk for each of these raw material commodities. For example, the pricing under certain of our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. During 2018, for example, external events in the alumina markets, including the partial curtailment of the Alunorte alumina refinery in Brazil due to environmental concerns following severe weather and U.S. sanctions impacting UC Rusal’s ability to supply alumina to the market, caused significant price volatility. As a result of these events, the alumina index price reached a high of $710 per tonne in April 2018 compared to an average price of $329 per tonne for 2021, $271 per tonne for 2020 and $332 per tonne for 2019. From time to time, we manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the LME price of aluminum.

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

We may be unable to realize expected benefits of our capital projects.

From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken expansion projects at each of our Sebree, Hawesville, Grundartangi, Mt. Holly and Vlissingen facilities. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, regulatory and labor-related factors. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2021, we derived approximately 74% of our consolidated net sales from two major customers and we currently have agreements in place to sell a substantial portion of our 2022 production to these same customers. We expect that the rest of our 2022 customer base will remain fairly concentrated among a small number of customers under short-term contracts. See Item 1. Business - Customer Base.

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

We require substantial resources to pay our operating expenses and fund our capital expenditures.  If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet our cash requirements in the future could require substantial liquidity and access to sources of funds, including from financial, capital and/or credit markets.

If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures, take advantage of market opportunities or fund operations, capital expenditures or other obligations, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

International operations expose us to political, economic, regulatory, currency and other related risks which may materially adversely impact our business.

We receive a significant portion of our revenues and cash flow from our operations in Iceland and have significant operations in the Netherlands.  These international operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability and unrest, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, taxes, export duties, currency restrictions and exchange, tariffs and other trade barriers, and the burdens of complying with and monitoring a wide variety of foreign laws and regulations.  Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future changes in these laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, we may be exposed to global inflation and fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operating expenses which are denominated and payable in those currencies. To the extent we explore additional opportunities outside the U.S., our currency risk with respect to foreign currencies may increase.

Unpredictable events may interrupt our operations, which may adversely affect our business.

Our operations may be susceptible to unpredictable events, including accidents, transportation and supply interruptions, labor disputes, equipment failure, information system breakdowns, natural disasters, dangerous weather conditions, river conditions, political unrest, pandemics, cyberattacks and other events. Operational malfunctions or interruptions at one or more of our facilities could result in substantial losses in our production capacity, personal injury or death, damage to our properties or the properties of others, monetary losses and potential legal liability.

Our market-based power supply arrangements further increase the risk that unpredictable events could lead to changes in the price and/or availability of market power which could significantly impact the profitability and viability of our operations. For example, extreme weather events in mid-February 2021 across the United States resulted in increases to power prices for our Kentucky plants after the occurrence of such events, which had an impact on our results in the first quarter of 2021. Power generation curtailments, transmission line outages, or limitations on energy import capability that arise from such unpredictable events could also increase power prices, disrupt production or force a curtailment of all or part of the production at our facilities. In addition, unpredictable events that lead to power cost increases may adversely affect our financial condition, results of operations and liquidity.

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

Potential exposures resulting from the February 2022 cybersecurity incident, described further below, as well as any future incidents may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, with those costs potentially not recoverable under our insurance coverage. We anticipate making continued investments to improve our security and infrastructure, which may not be recoverable under our insurance coverage. If our system security does not sufficiently address these risks, they could have a material adverse effect on our business, results of operations and financial condition.

We engage in hedging transactions which involve risks that could have a material adverse effect on our business, financial position and liquidity.

As a global producer of primary aluminum, our business is subject to risk of fluctuations in the market prices of primary aluminum, power and foreign currencies, among other things. Therefore, from time to time, we may seek to manage our exposure to these risks through entering into different types of hedging arrangements designed to reduce such risk exposure. However, there can be no assurance that our hedging activities will successfully reduce our risk exposure to these factors. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position. Further, we may be required to use a significant amount of liquidity to satisfy collateral margin calls required by our hedging counterparties. Utilizing liquidity to satisfy collateral margin calls may have an impact on the liquidity we have available for our operations and lead to adverse impacts on our financial position. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk and Note 18. Derivatives to the consolidated financial statements included herein.

Risks Related to Labor and Employees

Our failure to maintain satisfactory labor relations could adversely affect our business.

The bargaining unit employees at our Grundartangi, Hawesville, Sebree and Vlissingen facilities are represented by labor unions, representing approximately 63% of our total workforce as of December 31, 2021. Our Grundartangi labor agreement is effective through December 31, 2024. Our Vlissingen labor agreement is effective through November 30, 2022. Our Hawesville and Sebree labor agreements are scheduled to expire April 1, 2026 and October 28, 2023, respectively.

While we are hopeful to reach agreement with the labor unions to renew these agreements on acceptable terms when these agreements expire, there is no assurance that we will be successful in doing so. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  As part of any negotiation with a labor union, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages.

Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our production capabilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

Labor shortages or increased labor costs may materially adversely affect our business, financial condition and results of operations.

Our employees are integral to the success of our operations and with meeting our operational objectives. Any impact of labor shortages or increased labor costs because of COVID-19 pandemic, increased competition for employees, unemployment levels and benefits, higher employee turnover rates or other employee benefits costs may increase our labor costs or impact our ability to operate our facilities efficiently and could have a material adverse effect on our business, results of operations, and financial condition. Like many U.S. businesses, we did experience increasing levels of turnover at all of our U.S. locations in 2021 and increased labor costs. Recruiting and retaining employees in sufficient numbers to optimize our workforce levels may result in increased labor costs which could in turn lead to a material adverse effect on our results of operations and financial position.

Risks Related to Indebtedness and Financing

A deterioration in our financial condition or credit rating could limit our ability to access the credit and capital markets on acceptable terms or to enter into hedging and financial transactions, lead to our inability to access liquidity facilities, and could adversely affect our financial condition and our business relationships.

Our credit rating has previously been adversely affected by unfavorable market and financial conditions. A deterioration in our financial condition, our existing credit rating, or any future negative actions the credit agencies may take affecting our credit rating, could expose us to significant borrowing costs and less favorable credit terms, limiting our ability to access the credit and capital markets, and have an adverse effect on our relationships with customers, suppliers and hedging counterparties. An inability to access the credit and capital markets when needed in order to refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial position, results of operations and liquidity.

We may be unable to generate sufficient cash flow to meet our debt service requirements which may have a material adverse effect on our business, financial position, results of operations and liquidity.

As of December 31, 2021, we had an aggregate of approximately $451.2 million of outstanding debt (including $250.0 million aggregate principal amount of our 7.5% senior secured notes due 2028 (the "2028 Notes") and $86.3 million aggregate principal amount of our convertible senior notes due 2028 (the "Convertible Notes")). Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. The occurrence of unexpected and extraordinary events, such as the COVID-19 pandemic, can also create substantial uncertainty and volatility in the financial markets which may impact our ability to access capital to refinance our existing indebtedness. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Our industrial revenue bonds ("IRBs") and borrowings on our U.S. and Iceland revolving credit facilities as well as the Casthouse Facility are currently at variable interest rates, and future borrowings required to fund working capital at our businesses, capital expenditures, acquisitions, or other strategic opportunities may be at variable rates, which exposes us to interest rate risk. An increase in interest rates would increase our debt service obligations under our existing debt instruments and potentially any future debt instruments, further limiting cash flow available for other uses. Any increase in interest rates could adversely affect our borrowing costs, financial condition and results of operations.

Our debt instruments subject us to covenants and restrictions.

Our existing debt instruments contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and grow our business. Any failure to comply with those covenants would likely constitute a breach under such debt instruments which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our U.S. and Iceland revolving credit facilities. If our indebtedness is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt. Any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We account for the Convertible Notes in accordance with U.S. Generally Accepted Accounting Principles, including ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and, where applicable, Accounting Standards Update 2020-06 (“ASU 2020-06”). The ultimate accounting treatment may have a material effect on our net income, earnings per share (EPS) and working capital. Volatility in these measures could adversely affect the trading price of our common stock. If any of the conditions to the convertibility of the Convertible Notes are satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital. We are required to report diluted earnings per share using an “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

We depend on our information technology systems to manage significant aspects of our business including, without limitation, production process control, metal inventory management, shipping and receiving, and reporting financial and operational results. Any disruptions, delays, or deficiencies in our information systems or network connectivity could result in increased costs, disruptions in our business, and/or adversely affect our ability to timely report our financial results.

Our information technology systems are vulnerable to damage or interruption from circumstances largely beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, security breaches, and cyber- attacks, which include viruses, malware, and ransomware attacks. While we have disaster recovery plans in place, if our information technology systems are damaged or interrupted for any reason, and, if the disaster recovery plans do not effectively resolve such issues on a timely basis, we may be unable to manage or conduct our business operations, suffer reputational harm, and may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, and financial condition.

Cybersecurity incidents, in particular, are increasing in frequency and continue to evolve and become more sophisticated. Cyber security incidents may include, but are not limited to, attempts to gain unauthorized system access to install malicious software such as ransomware or malware, direct fraudulent payments to fictitious vendors, disrupt production process control and financial systems, and release of confidential or otherwise protected information and data. In addition, during the past few years, a greater number of our employees are working remotely as a result of the COVID-19 pandemic, which may increase cybersecurity vulnerabilities and risk to our information technology systems.

On February 16, 2022, we became aware of a cybersecurity intrusion that caused a network disruption and impacted certain of our systems. Upon detection, we took steps to address the incident, including engaging both internal resources and a team of third-party experts and are continuing to investigate and respond to this intrusion.

Due to the evolving nature and scope of cybersecurity threats, the scope and impact of any incident, including the February 16, 2022 incident, cannot be predicted, including the scope of any potential impacts on our business, financial position and results of operations. While the Company continually works to safeguard and strengthen our information technology systems and invest in our information technology infrastructure to mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that damage or interrupt access to information systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations.  In addition, we may not be able to contain a targeted cybersecurity incident to any one particular operating location. Furthermore, although the Company does maintain insurance in its operations, such insurance may not cover all liabilities and losses associated with any sort of cyber incident or security breach (including the February 2022 incident). The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws and could have a material adverse effect on our business, results of operations and financial position.

Risks Related to Legal, Regulatory and Compliance Matters

Climate change, climate change legislation or environmental regulations may adversely impact our operations.

Governmental regulatory bodies in the United States and other countries where we operate have adopted, or may in the future adopt, laws or enact other regulatory changes in response to the potential impacts of climate change. Such laws and regulations could have a variety of adverse effects on our business. There is an increasing global and U.S. regulatory focus and scrutiny on GHG emission and their potential impacts on climate change.

For example, electricity represents our single largest operating cost and the availability of electricity at competitive prices is critical to the profitability of our operations.  Some of the power we purchase in the United States is generated at coal-based power plants, which have been, and are likely to continue to be, significantly impacted by these types of regulations, including the Paris Agreement, which the United States re-entered on February 19, 2021.  Any resulting increase in our operating costs could have a material adverse effect on our business, financial position, results of operations and liquidity.  Even small increases in power prices could have a disproportionate impact on our business if such price increases are not supported by then current aluminum prices.

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

The future impact of these or other potential regulatory changes is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through our customers or our supply chain.  We may incur increased capital expenditures resulting from compliance with such regulatory changes, increased energy costs, costs associated with a "cap and trade" system, increased insurance premiums and deductibles, carbon taxes, increased efficiency standards, incentives or mandates for use of particular types of energy, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in cost of goods sold.  For example, "cap and trade" legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial position, results of operations and liquidity.

We and our suppliers are subject to a variety of environmental laws and regulations that may have a material adverse effect on our business, financial position, results of operations and liquidity.

Our operations may impact the environment and our properties may have environmental contamination, which could result in material liabilities for us. We are obligated to comply with various foreign, federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. We also were previously, and may in the future be, responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.  Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including past or divested properties, regardless of whether the owners or occupiers caused the contamination or whether the activity that resulted in the contamination was lawful at the time it was conducted. Liability may also be imposed on a joint and several basis, such that we may be held responsible for more than our share of the contamination or other damages.

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

Our operations are subject to a variety of laws that regulate the protection of the health and safety of our employees, and changes in health and safety laws and regulations could result in significant costs, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are subject to various foreign, federal and state laws and regulations that regulate the protection of the health and safety of our workers. Changes in existing laws, possible future laws and regulations or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures or impose restrictions on our operations. Failure to comply with applicable laws and regulations that regulate the protection of the health and safety of our workers, including the beryllium standard, may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on our business and results of operations.

Changes in trade laws or regulations may have an adverse effect on our sales margins and profitability.

Our businesses compete in a global marketplace and are subject to international and domestic trade laws and regulations. The breadth of these laws and regulations continues to expand and evolve. For example, both the European Union and the U.S. impose import tariffs and/or quotas on primary aluminum from certain foreign producers. Our Icelandic and U.S. businesses are currently able to access these respective markets duty-free. Any change to these import duties, including the granting of exemptions, a reduction in the tariff rate or a full repeal of the tariff scheme, could lessen or potentially eliminate the benefit we currently realize from these tariffs and could negatively impact our profitability. These or other changes in trade laws and regulations could affect the ultimate price we receive for our products, the prices and availability of our raw materials or our ability to access certain markets and could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are subject to litigation and legal proceedings and may be subject to additional litigation, arbitration or legal proceedings in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. The outcome of such matters is often difficult to assess or quantify and the cost to defend future legal proceedings may be significant.  If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position, cash flows and results of operations. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. For a more detailed discussion of pending litigation, see Item 3. Legal Proceedings and Note 15. Commitments and Contingencies to the consolidated financial statements included herein.

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

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $1,568.4 million which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

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
•it may be challenging for us to manage our existing business as we integrate acquired operations; and
•we may not achieve the anticipated benefits or synergies from our acquisitions.

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

Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred Stock. In addition, one of our six directors is a Glencore employee. During the year ended December 31, 2021, we derived approximately 60% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2022. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. Because of the interests described above, Glencore may have substantial influence over our business, and, to the extent of their ownership of our common stock, on the outcome of any matters submitted to our stockholders for approval.

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

Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2021, refer to Note 15. Commitments and Contingencies to the consolidated financial statements included herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of February 24, 2022, there were 85 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2021 or 2020.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Aluminum Total Return Index.  These comparisons assume the investment of $100 on December 31, 2016 and the reinvestment of dividends.

250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Century Aluminum
Dow Jones Index
S&P 500 Index

Comparison of Cumulative Total Return to Stockholders from December 31, 2016 through December 31, 2021

As of December 31,	2016	2017	2018	2019	2020	2021
Century Aluminum Company	$100	$229	$85	$88	$129	$193
Dow Jones U.S. Aluminum Total Return Index (1)	100	192	95	77	88	227
S&P 500 Index	100	122	116	153	181	233
(1) The Dow Jones U.S. Aluminum Total Return Index replaces the Morningstar Aluminum Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019.

Issuer Purchases of Equity Securities during the three months ended December 31, 2021

There were no issuer purchases of equity securities during the three months ended December 31, 2021. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.

Item 6. [Reserved]
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
Pricing of aluminum
The overall price of primary aluminum consists of three components: (i) the base commodity price, which is based on quoted prices on the LME and other exchanges; plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States ("MWP") and the European Duty Paid premium for metal sold into Europe); plus (iii) any value-added product premium. Each of these price components has its own drivers and variability.
The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. Information regarding financial contracts is included in Note 18. Derivatives and risks affiliated with such financial contracts are disclosed specifically in Item 1A. Risk Factors.

The historic volatility of the price of aluminum is reflected in the chart below:

Historical LME, Midwest Transaction and European Duty Paid Price
U.S. Dollars per tonne
3,800
3,600
3,400
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
2017
2018
2019
2020
2021
European Duty Paid (LME price, plus European duty-paid premium)
Midwest Transaction (LME price, plus Midwest premium)
LME price for primary aluminum

We have seen meaningful increases in the pricing of aluminum throughout 2021. The average LME price for primary aluminum was $2,475 per tonne in 2021, compared to $1,702 per tonne in 2020, and $1,792 in 2019. The average MWP price was $581 per tonne in 2021 compared to $267 per tonne in 2020 and $396 per tonne in 2019. The average European Duty Paid premium was $272 per tonne in 2021 compared to $126 per tonne in 2020 and $142 per tonne in 2019.

Energy, Key Supplies and Raw Materials
Our operating costs are significantly impacted by changes in the prices of the materials used in the production of aluminum, including alumina, electrical power and carbon products. These costs may be subject to increasing inflationary pressures, which could adversely affect our business, financial condition and results of operations. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we are unable to pass increased production costs on to our customers. Although we attempt to mitigate the effects of price fluctuations from time to time through the use of various fixed-price commitments, financial instruments and also by negotiating LME-based pricing in some of our raw materials and electrical power contracts, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.
Alumina and electrical power represent the two largest components of our cost of goods sold. As a result, the availability of these cost components at competitive prices is critical to the profitability of our operations. The pricing under our alumina supply contracts varies from contract to contract. A major portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance, natural disasters and weather events, and other factors outside of our control. The average market alumina index price as a percentage of market LME price per tonne for 2021 was 13% compared to 16% for 2020 and 19% for 2019.

Electrical power is our other largest operating cost. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and Grundartangi receives 30% of its electricity requirements from market-based power agreements. Market-based energy prices are driven in large part by the price of coal, natural gas, and other fuel sources, weather influenced reservoir or generation levels for wind, solar and hydro production and weather-influenced electric loads. Extreme weather events, such as that experienced in mid-February 2021 throughout the United States or the low rain levels experienced in Nordic regions during winter 2021, can result in low generation, power outages and/or significant increases in demand, which may result in significant increased power costs incurred in our operations.
Prior to April 2021, our Mt. Holly aluminum smelter was a party to both a power agreement with a third party supplier (providing 75% of Mt. Holly's power) and with Santee Cooper (supplying 25% of Mt. Holly's power) to supply the Mt. Holly smelter with all its power needs. Our Mt. Holly plant now has a power supply agreement with Santee Cooper that runs through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract provides sufficient energy to allow the Mt. Holly smelter to reach 75% of full production capacity upon completion of the restart project.
In Iceland, approximately 70% of the power requirements for our Grundartangi plant are indexed to the price of primary aluminum, which provides a natural hedge of one of our largest production costs. The price of the remaining 30% of Grundartangi’s power requirements is linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe, through December 2023. In July 2021, the contract was extended for the period January 1, 2024 through December 31, 2026 with pricing at fixed rates.
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
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2021	468,729	$1,368.0	314,918	$790.8	783,647	$2,158.8
2020	495,433	985.3	315,743	570.8	811,176	1,556.1
2019	495,096	1,143.8	316,148	628.3	811,244	1,772.1
(1) Excludes scrap aluminum and alumina sales
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net sales (in millions)	2021	2020
Twelve months ended December 31,	$2,212.5	$1,605.1

Net sales: Net sales (excluding alumina sales) increased by $603.6 million for the twelve months ended December 31, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $640.9 million, partially offset by unfavorable volume and product mix of $37.4 million.

Gross profit (loss) (in millions)	2021	2020
Twelve months ended December 31,	$124.2	$(36.5)

Gross profit (loss): Gross profit increased by $160.8 million for the twelve months ended December 31, 2021, compared to the same period in 2020, primarily driven by favorable LME and regional premium price realizations of $640.9 million, partially offset by unfavorable power price realizations of $251.1 million, unfavorable raw material price realizations of $99.1 million, unfavorable volume impacts of $23.7 million and increased operating costs of $108.3 million driven by higher labor and supplies costs, both primarily related to our restart projects at Mt. Holly and Hawesville.

Selling, general and administrative expenses (in millions)	2021	2020
Twelve months ended December 31,	$57.6	$43.5
Selling, general and administrative expenses: Selling, general and administrative expenses increased $14.1 million in 2021 compared to 2020, primarily due to increases in share-based compensation due to fluctuations of the stock price period over period and other compensation costs.

Net loss on forward and derivative contracts (in millions)	2021	2020
Twelve months ended December 31,	$(212.4)	$(17.3)

Net loss on forward and derivative contracts: In 2021, we recognized losses of $212.4 million primarily related to LME, MWP and Nord Pool fixed forward financial sales contracts. The losses were primarily driven by increases in LME and MWP forward prices. In 2020, we recognized losses of $17.3 million primarily related to LME and MWP fixed forward financial sales contracts. The losses were primarily driven by fluctuations in forward prices. See Note 18. Derivatives to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2021	2020
Twelve months ended December 31,	$30.6	$3.1
Income tax expense (benefit): We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. We recognized a $30.6 million income tax benefit in 2021 as compared to income tax benefit of $3.1 million in 2020. The period-to-period change is primarily related to a discrete tax benefit of $49.8 million related to the recognition of certain foreign deferred tax assets. The deferred tax asset represents the future tax benefit we expect to realize for deductible costs related to our historical investment in Nordural Helguvik ehf (“Helguvik”). During the period, it became apparent this deferred tax asset would be realized in the foreseeable future. As this deferred tax asset is expected to be realized prior to expiration, we have not recorded a valuation allowance. See Note 14. Income Taxes to the consolidated financial statements included herein for additional information.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net sales (in millions)	2020	2019
Twelve months ended December 31,	$1,605.1	$1,836.6
Net sales: Net sales (excluding alumina sales) decreased by $220.2 million for the twelve months ended December 31, 2020, compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $188.6 million and unfavorable volume and product mix of $31.6 million.

Gross profit (loss) (in millions)	2020	2019
Twelve months ended December 31,	$(36.5)	$(23.9)
Gross profit (loss): Gross loss increased by $12.6 million for the twelve months ended December 31, 2020, compared to the same period in 2019, primarily driven by unfavorable LME and regional premium price realizations of $188.6 million. The increases to gross loss were offset by favorable raw material price realizations of $178.6 million.

Selling, general and administrative expenses (in millions)	2020	2019
Twelve months ended December 31,	$43.5	$47.4

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $3.9 million in 2020 compared to 2019, primarily due to decreases in compensation cost in the current year, partially offset by increases in professional fees.

Net (gain) loss on forward and derivative contracts (in millions)	2020	2019
Twelve months ended December 31,	$(17.3)	$12.0

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

Income tax expense (in millions)	2020	2019
Twelve months ended December 31,	$3.1	$8.4
Income tax expense (benefit): We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. We recognized an $3.1 million income tax benefit in 2020 as compared to income tax benefit of $8.4 million in 2019. The increase in income tax benefit year over year primarily relates to a decrease in earnings of certain of our foreign entities.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash and cash flow from operations. We also have access to our existing U.S. and Iceland revolving credit facilities (collectively, the "revolving credit facilities") and have raised capital in the past through public equity and debt markets. We regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.

We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of December 31, 2021, we had cash and cash equivalents of approximately $29.0 million and unused availability under our revolving credit facilities of $70.5 million, resulting in a total liquidity position of approximately $99.5 million.
On April 14, 2021, we issued $250.0 million in aggregate principal amount of our 7.5% senior secured notes that will mature in 2028 (the "2028 Notes") and used a portion of the proceeds to purchase $195.9 million of our 12.0% senior secured notes due 2025 (the "2025 Notes") pursuant to a cash tender offer for the 2025 Notes. On April 9, 2021, we issued $86.3 million in aggregate principal amount of convertible senior notes due 2028 (the "Convertible Notes"). The remaining proceeds from the issuance of the 2028 Notes and a portion of the proceeds from the issuance of the Convertible Notes were used to redeem the remaining 2025 Notes on May 14, 2021. The remaining proceeds from the Convertible Notes offering were used to repay borrowings under our revolving credit facilities and to pay for the cost of the capped call transactions in connection with the issuance of the Convertible Notes. With these transactions, we have effectively extended the maturities of our principal debt obligations, reduced the interest rate on these obligations, and raised additional liquidity through the issuance of the Convertible Notes.
Available Cash
Our available cash and cash equivalents balance at December 31, 2021 was $29.0 million compared to $81.6 million at December 31, 2020.

Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the consolidated statement of cash flows for the twelve months ended December 31, 2021, 2020 and 2019 are summarized below:

	Twelve months ended December 31,
	2021	2020	2019
	(dollars in millions)
Net cash (used in) provided by operating activities	$(64.7)	$42.9	$17.7
Net cash used in investing activities	(82.6)	(11.8)	(38.8)
Net cash provided by financing activities	103.7	13.5	21.1
Change in cash, cash equivalents and restricted cash	$(43.6)	$44.6	$—

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net cash used in operating activities for 2021 was $64.7 million, compared to cash provided by operating activities of $42.9 million in 2020. The change in net cash used in operating activities was driven by increasing raw material prices, increasing power prices, higher labor costs, increases in working capital, and hedge settlements, partially offset by higher realized aluminum prices.
The increase in net cash used in investing activities during 2021 was primarily due to higher spending on capital projects during the twelve months ended December 31, 2021, driven by capital investments in the Mt. Holly restart project.
Net cash provided by financing activities increased by $90.2 million in 2021 compared to 2020 primarily due to increased borrowings on the revolving credit facilities primarily used to fund working capital and the Mt. Holly restart project and issuance of the Convertible Notes.
Year Ended December 31, 2020 Compared to Year December 31, 2019
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
Net cash provided by financing activities decreased by $7.6 million during 2020 primarily due to payments made on our term loan with Glencore Ltd. (the "Hawesville Term Loan"), offset by net borrowings on our U.S. revolving credit facility and Iceland revolving credit facility. Borrowings on our revolving credit facilities are available, if needed, for working capital requirements, general corporate or other purposes.
Availability under Our Credit Facilities
Our U.S. revolving credit facility, dated May 2018 (as amended, the "U.S. revolving credit facility"), originally provided for borrowings of up to $175.0 million in the aggregate. On December 23, 2021, we entered into a Third Amendment to our existing $175.0 million U.S. revolving credit facility and exercised a portion of the uncommitted accordion feature in the amount of $45.0 million, increasing the maximum capacity from $175.0 million to $220.0 million, including up to $110.0 million under a letter of credit sub-facility. The U.S. revolving credit facility matures in May 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility") which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we further amended this Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. The Iceland revolving credit facility matures November 2024.

The availability of funds under our revolving credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of December 31, 2021, our U.S. revolving credit facility had a borrowing base of $215.2 million, $63.6 million in outstanding borrowings, and $81.1 million in letters of credit outstanding. Of the outstanding letters of credit, $12.1 million related to our power commitments, $51.0 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain secured debt and workers’ compensation commitments. As of December 31, 2021, our Iceland revolving credit facility had a borrowing base of $50.0 million and $50.0 million in outstanding borrowings.
As of December 31, 2021, our revolving credit facilities had $70.5 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our revolving credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $22.0 million, or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S. revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. As of December 31, 2021, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the “Casthouse Facility”). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.818% of the principal amount, the first payment occurring 30 months after the first drawdown by Grundartangi, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility shall mature 8 years following the first drawdown date. The Casthouse Facility bears interest at a rate equal to USD LIBOR 3 month plus an applicable margin. The Casthouse Facility is secured by a $430.0 million general bond. As of December 31, 2021, there were no borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2021, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Senior Secured Notes and Convertible Senior Notes
We have $250.0 million principal of senior secured notes that mature on April 1, 2028, unless earlier refinanced in accordance with their terms. Interest on the 2028 Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 7.5% per year. The indenture governing the 2028 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
In April 2021, we issued $86.3 million in aggregate principal amount of Convertible Notes, unless earlier converted, repurchased or redeemed. The principal included the full exercise of the option by the initial purchasers of the Convertible Notes to purchase $11.3 million of additional principal amount. The Convertible Notes bear interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash.

We applied the net proceeds from the offering of the 2028 Notes and a portion of the net proceeds from the Convertible Notes described above toward payment of the total consideration amount to holders whose 2025 Notes were accepted and purchased in the tender offer and to fund the redemption of any remaining 2025 Notes.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of December 31, 2021, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, the securities that we may issue in the future may limit the ability of certain of our subsidiaries to pay dividends or make distributions in respect of capital stock.
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
The following summarized financial information of both the Company and the Guarantor Subsidiaries ("Guarantors") is presented on a combined basis. Intercompany balances and transactions between the Company and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Company or the Guarantors in the Non-Guarantor Subsidiaries. The Company’s or Guarantors’ amounts due from, amounts due to, and transactions with the Non-Guarantor Subsidiaries are disclosed below:

	December 31, 2021	December 31, 2020
Current assets	$395.3	$252.4
Non-current assets	935.3	972.3
Current liabilities	375.1	169.2
Non-current liabilities	556.1	483.7

Twelve months ended December 31, 2021
Net sales	$1,413.0
Gross profit (loss)	63.2
Income (loss) before income taxes	(251.7)
Net income (loss)	(167.1)
As of December 31, 2021 and December 31, 2020, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $15.1 million and $14.6 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $544.2 million and $554.9 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between Century Aluminum Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2021, the principal and accrued interest for the contingent obligation was $28.1 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2021 and current level of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions during the years ended December 31, 2021, 2020 and 2019. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.
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
Other Items
We are currently in the process of a multi-year project that began in 2018 to restart Hawesville's previously curtailed capacity and return the plant to a production level of approximately 200,000 MT per annum (80% of capacity). As of December 31, 2021, we are finished with these efforts and are producing at approximately 80% of Hawesville’s capacity. The rebuild of the fifth and final potline is expected to be completed over the next several years subject to market conditions.
During 2021, we initiated efforts to restart the curtailed capacity at our Mt. Holly facility, resulting in total production of 75% of Mt. Holly’s full capacity once the restart project is completed. Restart work at the Mt. Holly smelter is progressing and is expected to be completed in the second quarter of 2022, subject to market conditions.
During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is expected to continue through the first quarter of 2024. The Grundartangi casthouse project will be fully funded through the Casthouse Facility.
In May 2018, we temporarily curtailed one potline at our Sebree aluminum smelter due to an equipment failure. Sebree was returned to full capacity by the end of the third quarter of 2018. As of December 31, 2020, we received $19.9 million of insurance proceeds related to a policy covering the equipment failure. In January 2021, the claims process was concluded and a final payment of $1.4 million of insurance proceeds was received.
In October 2021, Nordural Helguvik ehf ("Helguvik"), a past subsidiary of ours and owner of the former Helguvik project site which has been curtailed since 2008, filed for bankruptcy and on October 28, 2021, a district court in Iceland issued a verdict declaring bankruptcy of Helguvik. We recognized a deferred tax asset and recorded a discrete tax benefit of $49.8 million related to the future tax benefit we expect to realize for deductible costs related to our historical investment in Helguvik. There are no other financial statement impacts as a result of the bankruptcy filing.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2021, 2020, and 2019. As of December 31, 2021, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At December 31, 2021, we had $2.0 million in other current liabilities and $6.2 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the year ended December 31, 2021 were $28.1 million, excluding expenditures of $61.9 million associated with the restart at Mt. Holly. We estimate our total capital spending in 2022, excluding the Mt. Holly restart project and Grundartangi casthouse project, will be approximately $30.0 million, related to our ongoing investment and sustainability projects at our plants.
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
Pension and Other Postretirement Benefit Liabilities
We sponsor several pension and OPEB plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care cost inflation rate and the long-term rate of return on plan assets. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate.
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

Weighted Average Discount Rate Assumption for:	2021	2020
Pension plans	2.89%	2.58%
OPEB plans	2.75%	2.34%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2021:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(24.1)	$27.3
OPEB plans	(4.5)	5.7
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
Medical cost inflation is initially estimated to be 6.4% and 7.1% for pre- and post-65 participants, respectively, declining to 4.5% over ten years and thereafter.  A one-percentage-point change in the assumed health care cost trend rate would have had the following effects in 2021:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	9.7	(8.3)
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.25% for 2021.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  We have a valuation allowance of $485.8 million recorded for all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2021.
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
Contractual Obligations
In the normal course of business, we have entered into various contractual obligations that will be settled in cash. These obligations consist primarily of long-term debt obligations and purchase obligations.  The expected future cash flows required to meet these obligations through the year 2030 are shown in the table below.  More information is available about these contractual obligations in the notes to the consolidated financial statements included herein.

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
	(dollars in millions)
Long-term debt (1)	$473	$—	$—	$7	$9	$9	$448
Estimated interest payments (2)	168	24	26	26	26	26	40
Operating lease obligations (3)	40	3	3	3	3	3	25
Purchase obligations (4)	1,846	824	395	308	80	71	168
Other long-term liabilities (5)	22	4	6	3	3	6	—
Total	$2,549	855	430	347	121	115	681

(1)Long-term debt includes principal repayments on our 2028 Notes, Convertible Notes, the Casthouse Facility and the IRB.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  For our contingent obligation, based on the LME forward market prices for primary aluminum at December 31, 2021 and expected Hawesville operating levels, we believe that we will not have any payment obligations through the term of the agreement, which expires in 2028.

(2)Estimated interest payments on our long-term debt assume that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2021 rate for that debt continues until the respective due date.  We assume that no interest payments on the contingent obligation will be paid through the term of agreement, see above.
(3)Operating leases include long-term leases for land, office space, automobiles, and mobile equipment.
(4)Purchase obligations include long-term alumina and power contracts, excluding market-based power and raw material requirements contracts.  Purchase obligations not executed or legally binding as of December 31, 2021 have been excluded from this table.  For contracts with LME-based pricing provisions, including our long-term Icelandic power contracts, we assumed an LME price using the LME forward curve as of December 31, 2021.
(5)Other long-term liabilities include asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for spent potliner used in the reduction cells of our domestic smelters.

Material Commitments
We also have outstanding commitments related to pension, supplemental executive retirement benefit ("SERB") plans, OPEB and workers' compensation obligations. As of December 31, 2021, estimated future payments related to these obligations through the year 2031 amount to approximately $198.9 million, $16.4 million, $60.5 million and $9.9 million, respectively.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Commodity Price and Raw Material Costs Sensitivities
Aluminum is an internationally traded commodity, and its price is effectively determined on the LME plus any regional premium (e.g. the Midwest premium for aluminum sold in the United States and the European Duty Paid premium for metal sold into Europe) and any value-added product premiums. From time to time, we may manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. From time to time, we also enter into financial contracts to offset fixed price sales arrangements with certain of our customers (the "fixed for floating swaps").

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
Electrical Power Price Sensitivity

Given our market-based power supply agreements, we have electrical power price risk for our operations, whether due to fluctuations in the price of power available on the MISO or Nord Pool power markets or the price of natural gas. Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.
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
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to and reviewed by Century’s Board of Directors.
Fair Values and Sensitivity Analysis
The following tables present the fair values of our derivative assets and liabilities as of year-end 2021 and 2020 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2021 and 2020. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Fair Value with 10% Adverse Price Change
	2021	2020	2021	2020
Commodity contracts (1)	42.9	$12.8	35.7	$4.0
Foreign exchange contracts (2)	—	2.4	—	(2.5)
Total	$42.9	$15.2	$35.7	$1.5

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2021	2020	2021	2020
Commodity contracts (1)	143.3	$16.7	191.4	$59.1
Foreign exchange contracts (2)	2.9	—	7.5	—
Total	$146.2	$16.7	$198.9	$59.1

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Century Aluminum Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Debt — Refer to Note 6 to the financial statements

Critical Audit Matter Description

In April 2021, the Company issued $86.3 million of 2.75% Convertible Notes (the “Convertible Notes”). In accounting for the issuance of the Convertible Notes, management recorded the proceeds as a liability in accordance with the guidance set forth in Accounting Standards Update 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40). The Convertible Notes include a conversion option and other redemption features that require the Company to determine whether those features represent derivatives and require those features to be accounted for separately from the Convertible Notes. Auditing the Company’s accounting assessment required a high degree of auditor judgement and audit effort due to the inherent complexity, including the need to involve professionals in our firm having expertise in the evaluation of such financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting assessment of the conversion option and other redemption features included the following, among others:

•We tested the operating effectiveness of internal controls over management’s analysis of the Convertible Notes and related conversion option and other redemption features and the accounting conclusions reached.

•We read the convertible notes agreement and applicable side letters and inquired with management to obtain an understanding of the terms and provisions.

•We involved professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the accounting analysis and conclusions reached. We utilized these professionals to assist in evaluating management’s accounting conclusions.

Uncertain Tax Positions — Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Company is subject to income taxes in the U.S. and certain foreign jurisdictions and, as discussed in Note 14 to the consolidated financial statements, there are tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained upon examination, including resolution of the related appeals or litigation processes and (2) measuring the amount of tax benefit that represents the largest amount of benefit more likely than not of being realized upon settlement with a taxing authority with full knowledge of all relevant information. During the year ended December 31, 2021, the Company recognized tax benefits of $49.8 million related to deductible costs for its historical investment in its wholly owned subsidiary Nordural Helguvik ehf (“Helguvik”) and has concluded the position was more likely than not to be sustained upon examination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the conclusion that the Helguvik tax benefit met the more likely than not recognition standard included the following:

•We tested the operating effectiveness of internal controls over the Company’s income tax provision, including controls related to the Company’s evaluation of uncertain tax positions.

•We inspected relevant documentation from management and the Company’s external tax specialists related to the Helguvik uncertain tax position.

•We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s interpretation and application of relevant tax laws and regulations related to the tax position and measurement of such position, including whether or not the Helguvik tax benefit was more likely than not to be sustained.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2022

We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2022

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2021	2020	2019
NET SALES:
Related parties	$1,337.0	$1,025.5	$1,191.6
Other customers	875.5	579.6	645.0
Total net sales	2,212.5	1,605.1	1,836.6
Cost of goods sold	2,088.3	1,641.6	1,860.5
Gross profit (loss)	124.2	(36.5)	(23.9)
Selling, general and administrative expenses	57.6	43.5	47.4
Other operating expense - net	0.6	0.5	0.8
Operating income (loss)	66.0	(80.5)	(72.1)
Interest expense – Hawesville term loan	(1.6)	(1.9)	(2.1)
Interest expense	(28.8)	(29.7)	(23.0)
Interest income	0.8	0.8	0.8
Net gain (loss) on forward and derivative contracts	(212.4)	(17.3)	12.0
Loss on early extinguishment of debt	(24.7)	(1.2)	—
Other income (expense) - net	3.1	3.5	(1.1)
Income (loss) before income taxes and equity in earnings of joint ventures	(197.6)	(126.3)	(85.5)
Income tax benefit (expense)	30.6	3.1	8.4
Income (loss) before equity in earnings of joint ventures	(167.0)	(123.2)	(77.1)
Loss on sale of BHH	—	—	(4.3)
Equity in earnings of joint ventures	(0.1)	(0.1)	0.6
Net income (loss)	$(167.1)	$(123.3)	$(80.8)

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$(1.85)	$(1.38)	$(0.91)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
	Year Ended December 31,
	2021	2020	2019
Comprehensive income (loss):
Net income (loss)	$(167.1)	$(123.3)	$(80.8)
Other comprehensive income (loss) before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.1)	(0.2)	(0.2)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	31.6	(13.4)	(12.7)
Amortization of prior service benefit (cost) during the period	(3.1)	(3.0)	(4.8)
Amortization of net gain (loss) during the period	8.4	8.7	8.9
Other comprehensive income (loss) before income tax effect	36.8	(7.9)	(8.8)
Income tax effect	(0.3)	(1.0)	(1.0)
Other comprehensive income (loss)	36.5	(8.9)	(9.8)
Total comprehensive income (loss)	$(130.6)	$(132.2)	$(90.6)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$29.0	$81.6
Restricted cash	11.7	2.7
Accounts receivable - net	80.6	51.0
Due from affiliates	8.3	10.3
Inventories	425.6	291.1
Derivative assets	34.8	6.4
Prepaid and other current assets	28.2	12.9
Total current assets	618.2	456.0
Property, plant and equipment - net	892.5	880.4
Other assets	59.2	61.5
Due from affiliates - less current portion	—	1.7
TOTAL	$1,569.9	$1,399.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$186.5	$106.1
Interest payable	—	15.0
Due to affiliates	65.8	21.7
Accrued and other current liabilities	62.7	54.5
Derivative liabilities	102.1	4.9
Accrued employee benefits costs	8.9	10.3
Hawesville term loan	—	20.0
U.S. revolving credit facility	63.6	—
Iceland revolving credit facility	50.0	—
Industrial revenue bonds	7.8	7.8
Total current liabilities	547.4	240.3
Senior notes payable	245.8	243.1
Convertible senior notes payable	84.0	—
Iceland revolving credit facility - less current portion	—	45.0
Accrued pension benefits costs - less current portion	28.6	65.2
Accrued postretirement benefits costs - less current portion	93.3	101.5
Other liabilities	46.3	44.8
Leases - right of use liabilities	22.9	24.3
Due to affiliates - less current portion	21.9	0.1
Deferred taxes	58.7	89.2
Total noncurrent liabilities	601.5	613.2
COMMITMENTS AND CONTINGENCIES (NOTE 15)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,535.5	2,530.0
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(82.3)	(118.8)
Accumulated deficit	(1,946.9)	(1,779.8)
Total shareholders’ equity	421.0	546.1
TOTAL	$1,569.9	$1,399.6

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2018	$0.0	$1.0	$2,523.0	$(86.3)	$(98.7)	$(1,576.8)	$762.2
Impact of ASU 2018-02*	—	—	—	—	(1.3)	1.3	—
Net loss – 2019	—	—	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	—	—	(9.8)	—	(9.8)
Share-based compensation	—	0.0	3.4	—	—	—	3.4
Conversion of preferred stock to common stock	—	0.0	0.0	—	—	—	0.0
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net loss – 2020	—	—	—	—	—	(123.3)	(123.3)
Other comprehensive loss	—	—	—	—	(8.9)	—	(8.9)
Share-based compensation	—	0.0	3.5	—	—	—	3.5
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net income (loss)	—	—	—	—	—	(167.1)	(167.1)
Other comprehensive income (loss)	—	—	—	—	36.5	—	36.5
Share-based compensation	—	0.0	10.1	—	—	—	10.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Capped call premiums	—	—	(4.6)	—	—	—	(4.6)
Balance, December 31, 2021	$0.0	$1.0	$2,535.5	$(86.3)	(82.3)	$(1,946.9)	$421.0

*ASU 2018-02. See Note 14. Income Taxes for further information regarding our adoption of ASU 2018-02.

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(167.1)	$(123.3)	$(80.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Lower of cost or NRV inventory adjustment	—	45.0	18.8
Unrealized (gains) losses on forward and derivative contracts	102.9	15.7	(11.4)
Depreciation and amortization	82.6	83.0	83.2
Change in deferred tax benefit	(30.6)	—	—
Net loss on sale of BHH	—	—	4.3
Loss on early extinguishment of debt	24.7	1.0	—
Other non-cash items - net	(1.7)	(0.9)	(5.9)
Change in operating assets and liabilities:
Accounts receivable - net	(16.2)	19.1	12.4
Due from affiliates	0.7	20.8	(7.1)
Inventories	(134.5)	(15.5)	4.4
Prepaid and other current assets	(13.4)	0.6	2.7
Accounts payable, trade	44.8	20.6	(25.2)
Due to affiliates	38.3	(22.4)	22.6
Accrued and other current liabilities	5.0	(1.2)	2.7
Ravenswood retiree legal settlement	(2.0)	(2.0)	(2.0)
Other - net	1.8	2.4	(1.0)
Net cash (used in) provided by operating activities	(64.7)	42.9	17.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(83.0)	(13.4)	(59.6)
Proceeds from sale of property, plant and equipment	0.4	1.6	—
Proceeds from sale of joint venture	—	—	20.8
Net cash used in investing activities	(82.6)	(11.8)	(38.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2021	—	(250.0)	—
Proceeds from issuance of Senior Notes due 2025	—	243.8	—
Repayment of Senior Notes due 2025	(250.0)	—	—
Early redemption and tender premiums paid	(18.1)	—	—
Proceeds from issuance of Senior Notes due 2028	250.0	—	—
Proceeds from issuance of Convertible Senior Notes	86.3	—	—
Borrowings under Hawesville term loan	—	—	40.0
Repayments under Hawesville Term Loan	(20.0)	(20.0)	—
Borrowings under revolving credit facilities	978.8	258.9	388.1
Repayments under revolving credit facilities	(910.2)	(217.9)	(407.3)
Debt issuance cost	(7.4)	(1.1)	—
Debt retirement cost	—	(0.2)	—
Other short-term borrowings	—	—	3.4
Repayments on other short-term borrowings	—	—	(3.4)

Purchase of capped calls related to Convertible Senior Notes	(5.7)	—	—
Issuance of common stock	—	—	0.3
Net cash provided by financing activities	103.7	13.5	21.1
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(43.6)	44.6	—
Cash, cash equivalents and restricted cash, beginning of year	84.3	39.7	39.7
Cash, cash equivalents and restricted cash, end of year	$40.7	$84.3	$39.7

Supplemental Cash Flow Information:
Cash paid for:
Interest	$36.8	$14.5	$21.8
Taxes	3.1	0.2	0.5
Non-cash investing activities:
Capital expenditures	7.1	0.9	3.0
Capitalized interest	1.6	—	—

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
In addition to our primary aluminum assets, our subsidiary, Century Aluminum Vlissingen B.V., owns and operates a carbon anode production facility located in Vlissingen, the Netherlands ("Vlissingen"). Carbon anodes are used in the production of primary aluminum and Vlissingen currently supplies carbon anodes to Grundartangi.
As of December 31, 2021, Glencore owns 42.9% of Century’s outstanding common stock (46.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. See Note 2. Related Party Transactions.
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
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for expected losses of $1.0 million at December 31, 2021 and 2020.
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
Technology and software     3 to 7 years

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

During 2021, we continued our efforts to restart the curtailed capacity at our Hawesville facility. The rebuild of the fifth and final potline and the completion of the technology upgrades are expected to be completed over the next several years subject to market conditions. The nature, size and scope of this effort represents a discrete construction project. All associated costs that meet the capitalization criteria have been and will continue to be capitalized as a component of property, plant and equipment.
During 2021, we initiated efforts to restart the curtailed capacity at our Mt. Holly facility. Restart work at the Mt. Holly smelter is progressing and is expected to be completed in the second quarter of 2022, subject to market conditions. All associated costs that meet the capitalization criteria have been and will continue to be capitalized as a component of property, plant and equipment.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Derivative and hedging instruments are recorded in due from affiliates, derivative assets, other assets, due to affiliates, derivative liabilities and derivative liabilities - less current portion in the consolidated balance sheets at fair value. We value our derivative and hedging instruments using quoted market prices and other significant unobservable inputs.

We recognize changes in fair value and settlements of derivative instruments in net gain (loss) on forward and derivative contracts in the consolidated statements of operations as they occur.

We recognize unrealized gains on forward and derivative contracts as part of cash flows from operations in the consolidated statements of cash flows.
Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Euro and the Icelandic krona ("ISK"), and the Chinese renminbi. Grundartangi and Vlissingen use the U.S. dollar as their functional currency, as contracts for sales of aluminum and purchases of alumina and power are denominated in U.S. dollars. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in Other income (expense) - net in the consolidated statements of operations.
Financial Instruments — Receivables, certain life insurance policies, payables, borrowings under revolving credit facilities and debt related to industrial revenue bonds ("IRBs") are carried at amounts that approximate fair value.
Earnings per share — Basic earnings (loss) per share ("EPS") amounts are calculated by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding using the two-class method. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Net loss is not allocated to other participating securities if they are not obligated to share in the losses based on their contractual terms. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive.
The dilutive effect to earnings per share is determined using the "if converted" method whereby, if the conversion of the convertible notes would be dilutive, interest expense on the outstanding notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.
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
On January 1, 2021, we adopted the final rule issued by the Securities and Exchange Commission (“SEC”) that amends the disclosure requirements related to issuers and guarantors of certain registered securities under SEC Regulation S-X Rule 3-10. We presented the alternative financial disclosures in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The adoption of the SEC rule is limited to disclosures only and did not have a material effect on the Company’s consolidated financial statements.

2. Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2021, 2020 and 2019 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of December 31, 2021, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 7. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the years ended December 31, 2021, 2020 and 2019 we derived approximately 60%, 64% and 65% of our consolidated sales from Glencore, respectively.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the years ended December 31, 2021, 2020 and 2019 we recorded $18.3 million, $17.9 million, and $28.7 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during 2021 were priced based on published alumina and aluminum indices as well as fixed prices.
Glencore Agreement Settlement
In July 2021, we reached a full and final legal settlement agreement with Glencore resolving a dispute related to alumina purchases and, accordingly, recorded a $4.0 million settlement loss to Cost of goods sold. This amount was paid during the fourth quarter.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 18. Derivatives regarding these forward financial sales contracts.
Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million (the "Hawesville Term Loan”).  See Note 6. Debt for additional information. Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan has been fully repaid as of December 31, 2021.
Summary
A summary of the aforementioned significant related party transactions for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Net sales to Glencore	$1,337.0	$1,025.5	$1,191.6
Purchases from Glencore (2)	334.6	197.6	323.9
Purchases from BHH (1)	—	—	17.8
(1) We previously owned a 40% interest in Baise Haohai Carbon Co. Ltd. ("BHH") and purchased carbon anodes from them for use in our operations. Purchases represented herein were prior to the divestiture of our interest in BHH in May 2019.
(2) Includes settlements of financial contract positions.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

3. Revenue
We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2021	2020	2019
United States	$1,413.0	$1,007.5	$1,179.6
Iceland	799.5	597.6	657.0
Total	$2,212.5	$1,605.1	$1,836.6
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

4. Leases

We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we consider our historical practices related to renewal of certain leases. The weighted average remaining lease term for our operating leases was 13.2 years as of December 31, 2021 and 14.2 years as of December 31, 2020. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.

We use our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL, respectively, for our operating leases. The incremental borrowing rate is determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We consider the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases was 7.3% as of December 31, 2021 and 2020.

Our ROUA and ROUL balances for the years ended December 31, 2021 and December 31, 2020 were as follows (in millions):

	December 31, 2021	December 31, 2020
ROUA(1)	$22.9	$24.9

ROUL - current(2)	$1.6	$1.6
ROUL - non-current(3)	22.9	24.3
Total ROUL	$24.5	$25.9
(1) ROUA was recorded as part of Other Assets within Non-current assets at December 31, 2021 and 2020.
(2) ROUL - current was recorded as part of Accrued and other current liabilities within Current liabilities at December 31, 2021 and 2020.
(3) ROUL - non-current was recorded as part of Leases - Right of use liabilities within Non-current liabilities at December 31, 2021 and 2020.

The undiscounted maturities of our operating lease liability balances are as follows (in millions):

Year	December 31, 2021
2022	$3.3
2023	3.0
2024	2.8
2025	2.7
2026	2.7
Thereafter	25.1
Total	39.6
Less: Interest	(15.1)
ROUL	$24.5

During 2021 and 2020, we entered into new lease obligations, which resulted in $2.3 million and $1.2 million of additional right of use assets.
Total operating expense includes the following (in millions):

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	December 31, 2021	December 31, 2020
Operating leases expense	$4.7	$4.7
Short term lease expense	0.6	0.5
Total(1)	$5.3	$5.2
(1) Total lease expense is included in cost of goods sold and selling, general, and administrative expenses on the Consolidated Statements of Operations.
We had cash outflows of $4.1 million for amounts included in the ROUL balance at the beginning of the year related to our operating leases for the years ended December 31, 2021 and December 31, 2020.

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
•Level 3 Inputs – unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$14.2	$—	$—	$14.2
Trust assets (1)	0.1	—	—	0.1
Derivative instruments	—	42.6	0.2	42.8
TOTAL	$14.3	$42.6	$0.2	$57.1
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	140.9	5.3	146.2
TOTAL	$—	$140.9	$5.3	$146.2

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	54.2	$—	$—	$54.2
Trust assets (1)	—	—	—	—
Derivative instruments	—	12.1	3.0	15.1
TOTAL	$54.2	$12.1	$3.0	$69.3
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	16.7	—	16.7
TOTAL	$—	$16.7	$—	$16.7

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
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:				As of December 31, 2021		As of December 31, 2020
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$(5.1)	8.58%	$2.9	10.00%
FX Swaps	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	$(0.2)	8.58%	$0.1	10.00%
Nord Pool Swaps	Discounted cash flows	Quoted Nord Pool forward market	Discount rate net (1)	$0.2	8.58%	$—	N/A
Contingent Obligation	Discounted cash flows	Quoted LME forward market	Expected monthly Hawesville production level (2)	$—	14,000 - 15,000 MT/month	$—	14,000 - 15,000 MT/month
(1) Represents risk adjusted discount rate
(2) Represents management's estimate of expected monthly Hawesville production levels through the term of the agreement in December 2028.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

For the twelve months ended December 31, 2021	Level 3 Assets	Level 3 Liabilities
	Nord Pool	LME forward financial sales contracts	FX Swaps
Balance as of January 1, 2021	$—	$2.9	$0.1
Total realized/unrealized gains (losses)
Included in Net Income (1)	—	(28.7)	(0.6)
Purchases, sales, settlements
Purchases	—	—
Sales	—	—
Settlements	—	—
Transfers into Level 3 (2)	1.7	(1.0)	(0.4)
Transfers out of Level 3 (3)	(1.5)	21.7	0.7
Balance as of December 31, 2021	$0.2	$(5.1)	$(0.2)

Change in unrealized gains (losses) (1)	$—	$(28.7)	$(0.6)

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during 2021.
(3) Transfer out of Level 3 due to period of time remaining in derivative contract.

For the twelve months ended December 31, 2020	Level 3 Assets		Level 3 Liabilities
	U.S. LME forward financial sales contracts	FX Swaps	Hawesville L4 Power Price Swaps
Balance as of January 1, 2020	$10.6	$—	$(2.9)
Total realized/unrealized gains (losses)
Included in Net Income (1)	(1.5)	—	0.1
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	2.8
Transfers into Level 3 (2)	6.5	0.1	—
Transfers out of Level 3 (3)	(12.7)	—	—
Balance as of December 31, 2020	$2.9	$0.1	$—

Change in unrealized gains (losses) (1)	$(1.5)	$—	$2.9

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

6. Debt

	December 31,
	2021	2020
Debt classified as current liabilities:
Hawesville Term Loan - current portion (1)	$—	$20.0
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (2)	7.8	7.8
U.S. Revolving Credit Facility (3)	63.6	—
Iceland Revolving Credit Facility (4)	50.0	—
Debt classified as non-current liabilities:
Iceland Revolving Credit Facility (4)	—	45.0
12.0% senior secured notes due July 1, 2025, net of debt discount of $2.3 million and financing fees of $4.6 million at December 31, 2020, interest payable semiannually	—	243.1
7.5% senior secured notes due April 1, 2028, net of financing fees of $4.2 million at December 31, 2021, interest payable semiannually	245.8	—
2.75% convertible senior notes due May 1, 2028, net of financing fees of $2.3 million at December 31, 2021, interest payable semiannually	84.0	$—
Total	$451.2	$315.9
(1)See "Hawesville Term Loan" below. As of December 31, 2021, we have made $40.0 million of principal payments and $4.6 million of interest payments.
(2)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at December 31, 2021 was 0.3%.
(3)We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2021 was 4.0%.
(4)We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement. The interest rate at December 31, 2021 was 3.054%. The classification of our Iceland Revolving Credit Facility balance reflects our anticipated payment timeframe.

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

Fair Value. As of December 31, 2021, the total estimated fair value of the 2028 Notes was $264.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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

Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the indenture), holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the date of the fundamental change repurchase.

As of December 31, 2021, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.

Fair Value. As of December 31, 2021, the total estimated fair value of the Convertible Notes was $98.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

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

On April 6, 2021 and April 7, 2021, we entered into side letters with the Option Counterparties that modified the terms of the Capped Calls, thus requiring derivative accounting treatment with changes in fair value reported in earnings. On June 29, 2021, we terminated the side letters with the Option Counterparties by mutual agreement, which caused the Capped Calls to

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

meet the criteria for classification in equity. As of December 31, 2021, the Capped Calls are included as a reduction to additional paid-in-capital within stockholders’ equity. During the period in the second quarter in which the Capped Calls were classified as derivatives, we recognized $1.0 million as a loss on forward and derivative contracts.
Hawesville Term Loan
On April 29, 2019, we entered into a loan agreement with Glencore Ltd. pursuant to which the Company borrowed $40.0 million. Borrowings under the Hawesville Term Loan were used to partially finance the second phase of the Hawesville restart project. The Hawesville Term Loan bore interest, due monthly, at a floating rate equal to LIBOR plus 5.375% per annum. The Hawesville Term Loan matured on December 31, 2021 and was fully repaid as of December 31, 2021.
U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (the "Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (the "U.S. revolving credit facility"). On December 23, 2021 we amended our U.S. revolving credit facility, increasing our borrowing capacity to $220.0 million, including up to $110.0 million under a letter of credit sub-facility. The U.S. revolving credit facility matures on May 16, 2023.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2021, there were $63.6 million outstanding borrowings and $81.1 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.
Status of our U.S. revolving credit facility:

December 31, 2021
Credit facility maximum amount	$220.0
Borrowing availability	215.2
Outstanding letters of credit issued	81.1
Outstanding borrowings	63.6
Borrowing availability, net of outstanding letters of credit and borrowings	$70.5
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
Interest Rates and Fees. Any amounts outstanding under the U.S. revolving credit facility will bear interest at our option of either LIBOR or a base rate, plus, in each case, an applicable interest margin. The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter. In addition, we pay an unused line fee on undrawn amounts, less the amount of our letters of credit exposure. For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit that varies depending on whether the letter of credit exposure is cash collateralized. In June 2021, the U.S. revolving credit facility was amended to include fallback language relating to a benchmark reference rate replacement when a LIBOR transition occurs.
Prepayments. We can make prepayments of amounts outstanding under the U.S. revolving credit facility, in whole or in part, without premium or penalty, subject to standard breakage costs, if applicable. We may be required to apply the proceeds from sales of collateral accounts, other than sales of inventory in the ordinary course of business, to repay amounts outstanding under the revolving credit facility and correspondingly reduce the commitments there under.
Covenants. The U.S. revolving credit facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments, and

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

prepayments of indebtedness, as well as a covenant that requires the Borrowers to maintain certain minimum liquidity or availability requirements.
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
Status of our Iceland revolving credit facility:

December 31, 2021
Credit facility maximum amount	$50.0
Borrowing availability	50.0
Outstanding letters of credit issued	—
Outstanding borrowings	50.0
Borrowing availability, net of outstanding letters of credit and borrowings	$—
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
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.818% of the principal amount, the first payment occurring 30 months after the first drawdown by Grundartangi, with the remaining 60% of the principal amount to be paid no later than the termination date. As of December 31, 2021, there are no outstanding borrowings under this Casthouse Facility.
Security. Grundartangi's obligations under the Casthouse Facility are secured by a general bond on an aggregate of $430.0 million in assets and rights related to Grundartangi.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Interest Rates and Fees. The interest rate shall be the sum of the interest rate equal to USD LIBOR 3 month plus the applicable margin as set forth in the agreement. Grundartangi shall pay an arrangement fee equal to 0.78% of the total facility amount, 50% of which was paid upfront and 50% to be paid at the end of the availability period, and shall pay a commitment fee of 0.38% per annum on undrawn commitments, payable quarterly at the same time as interest payments are due and payable. Upon occurrence of the LIBOR transition, the Casthouse Facility provides for the use of an alternative base interest rate to LIBOR aimed at achieving the same commercial result.
Prepayments. We can make prepayments of amounts outstanding under the Casthouse Facility, in whole or in part, without premium or penalty, together with accrued interest on the amount prepaid and subject to standard breakage costs, if applicable.
Covenants. This Casthouse Facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets, as well as a covenant that requires Grundartangi to maintain a certain minimum equity ratio.
Events of Default. The Casthouse Facility also includes customary events of default, including nonpayment, loss of license, cessation of operations, unlawfulness, breach of covenant, bankruptcy, change of ownership, certain judgments and certain cross defaults. Upon the occurrence of an event of default, commitments under the Casthouse facility may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.
Contingent Obligation
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum. When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments. Interest accrues at an annual rate equal to 10.94% and the term of the agreement is through December 2028.
Based on the LME forward market prices for primary aluminum at December 31, 2021, and current level of Hawesville's operations, we believe that we will not have any payment obligations for the contingent obligation through the term of the agreement, which expires in 2028. We recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recognized a gain of $1.4 million for each of the years ended December 31, 2021 and 2020. These amounts are exactly offset by interest expense on the contingent obligation which is recorded in interest expense. Future increases in the LME forward market and increased operations at Hawesville may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives	Balance sheet location	December 31, 2021	December 31, 2020
Contingent obligation – principal	Other liabilities	$(12.9)	$(12.9)
Contingent obligation – accrued interest	Other liabilities	(15.2)	(13.8)
Contingent obligation – derivative asset	Other liabilities	28.1	26.7
		$—	$—
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

7. Shareholders' Equity
Common Stock
As of December 31, 2021 and 2020, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 98,418,132 shares were issued and 91,231,611 shares were outstanding at December 31, 2021; 97,242,318 shares were issued and 90,055,797 shares were outstanding at December 31, 2020.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2021 and 2020, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2021 and December 31, 2020, 58,542 shares and 63,589 shares were outstanding, respectively.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2021, 2020 and 2019:

Common and Preferred Stock Activity:	Preferred Stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Balance as of December 31, 2018	71,967	7,186,521	88,103,440
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(4,644)	—	464,431
Issuance for share-based compensation plans	—	—	617,790
Balance as of December 31, 2019	67,323	7,186,521	89,185,661
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(3,734)	—	373,416
Issuance for share-based compensation plans	—	—	496,720
Balance as of December 31, 2020	63,589	7,186,521	90,055,797
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(5,047)	—	504,596
Issuance for share-based compensation plans	—	—	671,218
Balance as of December 31, 2021	58,542	7,186,521	91,231,611
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
Through December 31, 2021, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2021.
8. Inventories
Inventories, at December 31, consist of the following:

	2021	2020
Raw materials	$132.9	$95.9
Work-in-process	76.1	40.5
Finished goods	43.9	26.9
Operating and other supplies	172.7	127.8
Inventories	$425.6	$291.1

9. Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2021	2020
Land and improvements	$40.1	$40.1
Buildings and improvements	341.1	340.1
Machinery and equipment	1,522.1	1,506.5
Construction in progress	89.6	15.8
	1,992.9	1,902.5
Less accumulated depreciation	(1,100.4)	(1,022.1)
Property, plant and equipment - net	$892.5	$880.4
For the years ended December 31, 2021, 2020 and 2019, we recorded depreciation and amortization expense of $82.6 million, $83.0 million, and $83.2 million, respectively.

10. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2021	2020
Defined benefit plan liabilities	$(86.7)	$(123.7)
Unrealized gain (loss) on financial instruments	1.9	2.1
Other comprehensive loss before income tax effect	(84.8)	(121.6)
Income tax effect(1)	2.5	2.8
Accumulated other comprehensive loss	$(82.3)	$(118.8)

(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2021	2020
Defined benefit plan liabilities	$2.9	$3.2
Unrealized loss on financial instruments	(0.4)	(0.4)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2018	$(100.7)	$2.0	$(98.7)
Impact of ASU 2018-02*	(1.3)	—	(1.3)
Other comprehensive (loss) before reclassifications	(12.7)	—	(12.7)
Net amount reclassified to net income (loss)	3.0	(0.1)	2.9
Balance, December 31, 2019	(111.7)	1.9	(109.8)
Other comprehensive (loss) before reclassifications	(13.5)	—	(13.5)
Net amount reclassified to net income (loss)	4.6	(0.1)	4.5
Balance, December 31, 2020	(120.6)	1.8	(118.8)
Other comprehensive (loss) before reclassifications	31.6	—	31.6
Net amount reclassified to net income (loss)	5.0	(0.1)	4.9
Balance, December 31, 2021	$(84.0)	$1.7	$(82.3)

*ASU 2018-02. See Note 14. Income Taxes for further information regarding our adoption of ASU 2018-02.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

AOCL Components	Location	2021	2020	2019
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$26.8	$(4.7)	$(3.2)
	Selling, general and administrative expenses	2.9	(2.0)	(4.4)
	Other operating expense, net	7.3	(1.1)	(1.0)
	Income tax expense	(0.4)	(1.1)	(1.1)
	Net of tax	$36.6	$(8.9)	$(9.7)

Gain (loss) on financial instruments	Cost of goods sold	$(0.1)	$(0.2)	$(0.2)
	Income tax benefit	0.0	0.1	0.1
	Net of tax	$(0.1)	$(0.1)	$(0.1)

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
Retiree medical welfare changes
Under the current Hawesville labor agreement, employees who retire during the term of the labor agreement have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service.  Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant.  The health reimbursement accounts are funded based on established rates per hour worked by each eligible participant.  Eligible participants will be able to withdraw from their health reimbursement accounts to fund their own retiree medical coverage.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Obligations and Funded Status
The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$385.8	$358.4	$107.9	$107.7
Service cost	4.7	4.9	0.2	0.2
Interest cost	9.6	11.4	2.4	3.1
Actuarial (gain) loss	(18.8)	31.1	(5.0)	2.7
Medicare Part D	—	—	0.2	0.2
Benefits paid	(21.2)	(20.0)	(6.1)	(6.0)
Benefit obligation at end of year	$360.1	$385.8	$99.6	$107.9
The decreases in both the defined benefit plans' and OPEB plan's benefit obligation were mainly driven by the actuarial gains in 2021, which were primarily attributable to the increases in the discount rates from fiscal year 2020 to 2021.

	Pension		OPEB
	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of year	$318.8	$295.8	$—	$—
Actual return on plan assets	30.3	41.1	—	—
Employer contributions	1.8	1.9	5.9	5.8
Medicare Part D subsidy received	—	—	0.2	0.2
Benefits paid	(21.2)	(20.0)	(6.1)	(6.0)
Fair value of assets at end of year	$329.7	$318.8	$—	$—
The decrease of actual return on plan assets in 2021 was primarily attributable to changes in our investment compliment during fiscal year 2021 to manage risk relative to the pension asset balance.

	Pension		OPEB
	2021	2020	2021	2020
Funded status of plans:
Funded status	$(30.4)	$(67.0)	$(99.6)	$(107.9)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	—	—	—	—
Current liabilities	(1.8)	(1.8)	(6.3)	(6.4)
Non-current liabilities	(28.6)	(65.2)	(93.3)	(101.5)
Net amount recognized	$(30.4)	$(67.0)	$(99.6)	$(107.9)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$61.2	$94.0	$35.0	$42.2
Prior service cost (benefit)	0.9	1.1	(10.3)	(13.5)
Total	$62.1	$95.1	$24.7	$28.7

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Pension Plans That Are Not Fully Funded
At December 31, 2021, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $360.1 million, $355.7 million, and $329.7 million, respectively.
At December 31, 2020, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $385.8 million, $379.4 million and $318.8 million, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2021	2020	2019	2021	2020	2019
Service cost	$4.7	$4.9	$4.0	$0.2	$0.2	$0.2
Interest cost	9.6	11.4	13.3	2.4	3.1	4.5
Expected return on plan assets	(22.4)	(20.8)	(18.3)	—	—	—
Amortization of prior service costs	0.1	0.1	0.1	(3.2)	(3.2)	(4.9)
Amortization of net loss	6.1	6.5	6.6	2.3	2.2	2.3
Net periodic benefit cost	$(1.9)	$2.1	$5.7	$1.7	$2.3	$2.1

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2021	2020	2021	2020
Net loss (gain)	$(26.7)	$10.8	$(5.0)	$2.7
Prior service cost (benefit)	—	—	—	—
Amortization of net loss, including recognition due to settlement	(6.1)	(6.5)	(2.3)	(2.2)
Amortization of prior service (cost) benefit, including recognition due to curtailment	(0.1)	(0.1)	3.2	3.2
Total amount recognized in other comprehensive loss	(32.9)	4.2	(4.1)	3.7
Net periodic benefit cost	(1.9)	2.1	1.7	2.3
Total recognized in net periodic benefit cost and other comprehensive loss	$(34.8)	$6.3	$(2.4)	$6.0

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2021	2020	2021	2020
Discount rate (1)	2.89%	2.58%	2.75%	2.34%
Rate of compensation increase (2)	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%
Measurement date	12/31/2021	12/31/2020	12/31/2021	12/31/2020

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2021	2020	2019	2021	2020	2019
Measurement date	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018
Fiscal year end	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019
Discount rate (1)	2.77%	3.22%	4.38%	1.89%	2.79%	4.29%
Rate of compensation increase (3)	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%
Expected return on plan assets (4)	7.25%	7.25%	7.25%	—%	—%	—%

(1)We use the Ryan Above Median Yield Curve to determine the discount rate.
(2)For 2021 and 2020, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter.
(3)For 2021, 2020, and 2019, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter.
(4)The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.
For measurement purposes, medical cost inflation is initially estimated to be 6.4%, and 7.1% for pre- and post-65 participants, respectively, declining to 4.5% over ten years and continuing thereafter.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2021 Target	December 31, 2021	December 31, 2020
Equities:
U.S. equities	—%	—%	31%
International equities	—%	—%	27%
Fixed income	—%	—%	42%
Return seeking assets:
Global equity	52%	51%	—%
Diversified credit	15%	15%	—%
Real assets	8%	9%	—%
Liability hedging assets	25%	25%	—%
Cash	—%	—%	—%
	100%	100%	100%

Global equities are held for their long-term expected return premium over fixed income investments and inflation. Fixed income is held for diversification relative to equities, and as a hedging instrument to interest rate volatility for the pension obligation. Diversified Credit and Real Assets are held for diversification relative to equities and for income generation.
The strategic role of global equities is to:
•Provide higher expected returns of the major asset classes.
•Maintain a diversified exposure within global stock markets through the use of multi-manager portfolio     strategies.
The strategic role of fixed income is to:
•Diversify the Pension Plans’ equity exposure by investing in fixed income securities that exhibit a low correlation to equities, thereby lowering the overall return volatility of the entire investment portfolio.
•Maintain a diversified exposure within the U.S. fixed income market through the use of portfolio strategies targeting treasury bond exposures.
•Hedge the interest rate risk of the pension obligation by investing in securities that target a similar duration to the pension obligation cash flows.
The strategic role of diversified credit is to:
•Diversify the Pension Plans’ equity exposure by investing in alternative credit securities that exhibit a low correlation to equities, thereby lowering the overall return volatility of the entire investment portfolio.
•Maintain a diversified exposure within the alternative credit markets through the use of multi-manager portfolio strategies targeting, but not limited to, securitized credit, high yield securities, and emerging market debt.
•Achieve returns in excess of passive indexes through the use of active investment managers and strategies.
The strategic role of real assets is to:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

•Diversify the Pension Plans’ equity exposure by investing in real assets that exhibit a low correlation to equities, thereby lowering the overall return volatility of the entire investment portfolio.
•Maintain a diversified exposure within the real asset markets through the use of multi-manager portfolio strategies targeting listed and unlisted exposures.
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
As more fully described within Note 5. Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair values. The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:
•Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 Inputs – unobservable inputs for the asset or liability.
The following summarizes the Company’s pension included assets under the fair value hierarchy:

As of December 31, 2021 (1)	Level 1	Level 2	Level 3	Assets measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$2.5	$2.5

Return seeking assets:
Global Equity	—	—	—	167.8	167.8
Diversified Credit	—	—	—	49.2	49.2
Real Assets	—	—	—	28.6	28.6
Total return seeking assets	—	—	—	245.6	245.6

Liability hedging assets	—	—	—	81.6	81.6

Total	$—	$—	$—	$329.7	$329.7
As of December 31, 2020
Equities:
U.S. equities	$98.4	$—	$—	$—	$98.4
International equities	86.8	—	—	—	86.8
Fixed income	133.6	—	—	—	133.6
Total	$318.8	$—	$—	$—	$318.8

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

(1)During 2021, Century changed plan custodians for our pension assets, at which time our pension assets were reinvested in new securities that are measured at Net Asset Value ("NAV") and not subject to leveling. Prior to the custodian change, all pension assets were classified as Level 1 assets.
Our Pension Plans’ assets are held in certain comingled funds and group trusts which do not have publicly quoted prices. The fair value of the comingled funds and group trusts is based on NAV of the underlying investments. The fair value of the underlying investments held by the comingled funds, separate accounts and common collective trusts is generally based on quoted prices in active markets. Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
No material transfers in or out of Level 3 occurred during the years ended December 31, 2021 or 2020.
Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.
Pension and OPEB Cash Flows
During 2021 and 2020, we made contributions of approximately $1.8 million and $1.9 million, respectively, to the qualified defined benefit and SERB plans we sponsor and $5.9 million and $5.8 million, respectively, to the other postretirement benefit plans.
We expect to make the following contributions for 2022:

2022
Expected pension plan contributions	$4.2
Expected OPEB benefits payments	6.3

Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2022	$20.7	$6.3
2023	20.4	6.2
2024	20.1	6.2
2025	20.0	6.1
2026	20.1	6.0
2027 – 2031	97.6	29.6
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Century’s participation in the plan for the year ended December 31, 2021, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2021 (1)	Green
Pension Protection Act Zone Status 2020 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan (2)	No
Contributions of Century Aluminum 2021	$1.7
Contributions of Century Aluminum 2020	$1.4
Contributions of Century Aluminum 2019	$1.3
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement (2)	March 31, 2026

(1)The most recent Pension Protection Act zone status available in 2021 and 2020 is for the plan's year-end December 31, 2020 and December 31, 2019, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.
(2)The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $5.3 million, $4.9 million, and $4.9 million for 2021, 2020, and 2019, respectively.
12. Share-based Compensation
Amended and Restated Stock Incentive Plan. We award restricted share units and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan has 12,900,000 shares authorized for issuance with approximately 4,255,857 shares remaining at December 31, 2021. Our share-based compensation consists of service-based and performance-based share awards that typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service.
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
Time-vested share units are stock-settled awards which do not contain any performance-based vesting requirements. Performance units can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our performance unit liability was approximately $9.1 million and $6.5

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

million as of December 31, 2021 and 2020, respectively. Both the performance units and time-vested share units vest, in their entirety, after three years.

Service-based share awards	Number
Outstanding at January 1, 2021	1,581,152
Granted	554,760
Vested	(531,846)
Forfeited	(144,053)
Outstanding at December 31, 2021	1,460,013

Performance-based share awards	Number
Outstanding at January 1, 2021	1,201,777
Granted	496,323
Vested	(552,121)
Forfeited	(72,351)
Outstanding at December 31, 2021	1,073,628

	Year ended December 31,
Service-based share awards	2021	2020	2019
Weighted average per share fair value of service-based share grants	$9.97	$7.50	$11.34
Total intrinsic value of option exercises	—	—	39
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
The following table summarizes the compensation cost recognized for the years ended December 31, 2021, 2020 and 2019 for all options, service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2021	2020	2019
Share-based compensation expense reported:
Performance-based share expense	$12.5	$6.3	$3.0
Service-based share expense	8.3	3.3	3.5
Total share-based compensation expense before income tax	20.8	9.6	6.5
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$20.8	$9.6	$6.5
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2021, 2020 and 2019. As of December 31, 2021, we had unrecognized compensation cost of $15.3 million before taxes.  This cost will be recognized over a weighted average period of two years.
13. Earnings (Loss) Per Share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The following table shows the basic and diluted earnings (loss) per share for 2021, 2020, and 2019:

	For the year ended December 31, 2021
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(167.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(167.1)	90.2	$(1.85)

	For the year ended December 31, 2020
	Net (Loss)	Shares (in millions)	Per Share
Net loss	$(123.3)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(123.3)	89.5	$(1.38)

	For the year ended December 31, 2019
	Net Income	Shares (in millions)	Per Share
Net income	$(80.8)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(80.8)	88.8	$(0.91)

Securities excluded from the calculation of diluted EPS (in millions)(1):	2021	2020	2019
Share-based compensation	2.7	1.3	0.3
Convertible preferred shares	6.3	6.6	6.9
Convertible senior notes	4.8	—	—

(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

14. Income Taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2021	2020	2019
U.S.	$(250.5)	$(76.7)	$(15.8)
Foreign	52.9	(49.6)	(69.7)
Total	$(197.6)	$(126.3)	$(85.5)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Significant components of income tax expense consist of the following:
	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal current expense (benefit)	$—	$—	$—
State current expense (benefit)	—	—	(0.1)
Foreign current expense	0.1	4.0	0.1
Total current expense (benefit)	0.1	4.0	(0.0)
Deferred:
U.S. federal deferred benefit	(0.2)	(1.2)	(2.2)
State deferred benefit	—	—	(0.2)
Foreign deferred tax benefit	(30.5)	(5.9)	(6.0)
Total deferred benefit	(30.7)	(7.1)	(8.4)
Total income tax benefit	$(30.6)	$(3.1)	$(8.4)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2021	2020	2019
Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent differences	(0.3)	(1.2)	(13.1)
State taxes, net of Federal benefit	—	—	(0.1)
Rate change	2.5	(0.2)	(3.5)
Foreign earnings taxed at different rates than U.S.	(3.9)	(0.3)	(3.3)
Valuation allowance	(15.9)	(4.3)	72.8
Helguvik investment	26.4	—	—
Foreign restructuring	—	(2.3)	—
Foreign dividends and inclusions	(10.1)	(1.5)	—
Net operating loss expiration and remeasurement	(5.2)	(10.8)	(66.2)
Changes in uncertain tax reserves	1.3	1.4	1.2
Other	(0.3)	0.6	1.0
Effective tax rate	15.5%	2.4%	9.8%
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
On March 11, 2021, the American Rescue Plan Act, (or "ARPA"), was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. These acts did not have a material impact on our income tax provision for 2021, 2020 or 2019.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2021	2020
Deferred tax assets:
Accrued postretirement benefit cost	$29.5	$38.9
Net operating losses and tax credits	453.1	430.3
Disallowed interest expense	17.8	6.9
Foreign basis differences	—	16.2
Derivative and hedging contracts	18.6	0.5
Other	13.9	12.3
Total deferred tax assets	532.9	505.1
Valuation allowance	(485.8)	(499.4)
Net deferred tax assets	$47.1	$5.7
Deferred tax liabilities:
Tax over financial statement depreciation	(86.2)	(95.0)
Foreign basis differences	(19.6)	—
Total deferred tax liabilities	(105.8)	(95.0)
Net deferred tax liability	$(58.7)	$(89.3)
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
We recognized a deferred tax asset and recorded a discrete tax benefit of $49.8 million related to the recognition of a certain foreign deferred tax asset. The deferred tax asset represents the future tax benefit we expect to realize for deductible costs related to our historical investment in Nordural Helguvík ehf (“Helguvík”). As this deferred tax asset is expected to be realized prior to expiration, we have not recorded a valuation allowance. We did not change our judgment with respect to other valuation allowances previously recorded.
We have a valuation allowance of $485.8 million recorded for all of our U.S. deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2021.
The changes in the valuation allowance are as follows:

	2021	2020	2019
Beginning balance, valuation allowance	$499.4	$492.4	$552.5
Remeasurement of deferred tax assets	—	—	(41.6)
Release of valuation allowance	—	—	—
Expiration of net operating losses	(13.2)	(11.7)	(10.8)
Other change in valuation allowance	(0.4)	18.7	(7.7)
Ending balance, valuation allowance	$485.8	$499.4	$492.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The significant components of our NOLs are as follows:

	2021	2020
Federal (1)	$1,568.4	$1,572.9
State (2)	1,161.0	1,090.7
Foreign (3)	321.7	229.4

(1)The federal NOL begins to expire in 2028.
(2)The state NOLs begin to expire in 2027.
(3)The Icelandic NOLs expire between 2022 and 2031.
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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2021	2020	2019
Balance as of January 1,	$6.5	$8.2	$9.5
Additions based on tax positions related to the current year	—	—	—
Decreases due to lapse of applicable statute of limitations	(2.5)	(1.7)	(1.3)
Settlements	—	—	—
Balance as of December 31,	$4.0	$6.5	$8.2

As of December 31, 2021 and 2020, the Company’s gross unrecognized tax benefits totaled $4.0 million and $6.5 million, respectively. After considering the deferred tax accounting impact, it is expected that about $1.4 million of the total as of December 31, 2021 and 2020 would favorably affect the effective tax rate if resolved in the Company’s favor. Included in the above balances are tax positions relating to temporary differences where there is uncertainty about the timing of tax return inclusion, but not that the amounts will ultimately be tax deductible. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period. The remaining amounts of unrecognized tax benefits would affect our effective tax rate if recognized. We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.
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
Our Icelandic tax returns are subject to examination beginning with the 2019 tax year.

15. Commitments and Contingencies

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
Legal Contingencies
Vernon
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. Trial was bifurcated and moved to September 2021 for Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") issues and to a later undetermined date for questions of fact. Prior to trial, the parties reached an agreement to settle the case, full and final, effective October 1, 2021 (the "Vernon Settlement"). Pursuant to the terms of the Vernon Settlement, Century agreed to pay $3.9 million in exchange for full release of all environmental liabilities at the site, a full release of all of our contractual indemnification obligations, and a dismissal of the case with prejudice. The Stipulation and Order of Dismissal was entered on November 10, 2021, and the settlement was paid during the fourth quarter.
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2021, $2.0 million was recorded in other current liabilities and $6.2 million was recorded in other liabilities.

PBGC Settlement

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
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter.  Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs.  The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023.  Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. Each of these agreements provides for automatic extension on a year-to-year basis unless a one year notice is given.
Mt. Holly
CASC has a power supply agreement with Santee Cooper that has an effective term beginning April 1, 2021 and runs through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract provides sufficient energy to allow the Mt. Holly smelter to implement a restart project to increase its production to 75% of full production capacity.
Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with HS and OR provide power at LME-based variable rates for the duration of these agreements. In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract that would have expired in December 2023. Under the terms of the extension, Landsvirkjun will continue to supply power to Grundartangi from January 1, 2024 through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant with the Casthouse Project. Under the terms of this extension, the majority of power supplied by Landsvirkjun will be priced at rates linked to the Nord Pool power market through December 2023 and a small portion of power at a fixed price. Thereafter, beginning January 1, 2024 through December 31, 2026 this agreement provides for only fixed rates.

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
16. Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2021	2020
Beginning balance, ARO liability	$19.8	$18.9
Additional ARO liability incurred	4.9	2.3
ARO liabilities settled	(6.1)	(2.2)
Accretion expense	2.1	1.3
Revisions in estimated cash flows	—	(0.5)
Ending balance, ARO liability	$20.7	$19.8

17. Business Segments
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2021	2020	2019
Primary	$1,513.3	$1,332.0	$1,433.7
Corporate, unallocated	56.6	67.6	66.0
Total assets	$1,569.9	$1,399.6	$1,499.7
(1)Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, leases- right of use assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.
Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2021	2020	2019
Net sales: (1)
United States	$1,413.0	$1,007.5	$1,179.6
Iceland	799.5	597.6	657.0
Long-lived assets: (2)
United States	$400.1	$363.3	$419.1
Iceland	490.1	511.8	518.0
Other	61.5	68.6	75.3
(1)Includes sales of primary aluminum, scrap aluminum and alumina.
(2)Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
Revenues from two customers exceeded 10% of our net sales in 2021, 2020 and 2019.  A loss of these customers could have a material adverse effect on our results of operations.  The net sales related to the customers is as follows:

	Year Ended December 31,
	2021	2020	2019
Glencore	$1,337.0	$1,025.5	$1,191.6
Southwire	304.6	195.9	235.4

18. Derivatives
As of December 31, 2021, we had an open position of 123,216 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 207,000 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of December 31, 2021, we had 8,245 tonnes related to fixed for floating swaps that will settle monthly through September 2022.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of December 31, 2021, we had an open position of 1,664,400 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2023. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

associated with the Euro ("FX swaps"). As of December 31, 2021, we had an open position related to the FX swaps of €42.2 million that will settle monthly through December 2023.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of December 31, 2021, we had an open position of 350,400 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of December 31, 2021 and 2020, respectively:

	Asset Fair Value
	2021	2020
Commodity contracts (1)	42.9	$12.8
Foreign exchange contracts (2)	—	2.4
Total	$42.9	$15.2

	Liability Fair Value
	2021	2020
Commodity contracts (1)	143.3	16.7
Foreign exchange contracts (2)	2.9	—
Total	$146.2	$16.7

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At December 31, 2021, $17.1 million of Due to affiliates and $21.9 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore. At December 31, 2020, $1.2 million of Due from affiliates, $1.7 million of Due from affiliates - less current portion, $11.3 million of Due to affiliates, and $0.1 million of Due to affiliates - less current portion was related to commodity contract assets and liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Commodity contracts (1)	$(208.0)	$(16.3)	$12.9
Foreign exchange contracts	(4.4)	(1.0)	(0.9)
Total	$(212.4)	$(17.3)	$12.0
(1) For the years ended December 31, 2021, 2020, and 2019, $116.9 million, $(9.2) million, and $2.0 million of net gain (loss), respectively, was with Glencore.

19. Subsequent events
On February 4, 2022, we entered into an Amendment to our Iceland revolving credit facility, increasing the facility amount to $80.0 million.
On February 16, 2022, we detected a cyber incursion affecting some of the servers supporting our global operations. The Company took immediate action by shutting down all impacted information systems and activating the Company's internal response procedures and mobilizing both internal resources and third-party experts to address the situation as quickly as possible. Currently, there has been no material impact to our production globally. We have switched to manual operations and

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

procedures where necessary and we continue to operate safely. At this time we cannot determine the extent, if any, of lost revenue, incremental costs, injury to reputation or other material adverse impact that this event may have on our business, operations or financial results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2021.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2021.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

During the year ended December 31, 2021, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $1.671 billion for the year ended December 31, 2021.

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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2021 that requires disclosure in this report under Section 13(r) of the Exchange Act.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2022, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2022.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2022, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2022, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2022.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2022, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2022.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2022, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the consolidated financial statements
(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
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
4.3
Indenture for Century Aluminum Company's 2.75% Convertible Senior Notes due 2028, dated as of April 9, 2021, by and among Century Aluminum Company, as issuer, and Wilmington Trust, National Association, as trustee
		8-K	001-34474	April 12, 2021
4.4
Form of Note for the Indenture for Century Aluminum Company's 2.75% Convertible Senior Notes due 2028, dated as of April 9, 2021, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee
		8-K	001-34474	April 12, 2021
4.5
Indenture for Century Aluminum Company's 7.5% Senior Secured Notes due 2028, dated as of April 14, 2021, by and among Century Aluminum Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and noteholder collateral agent
		8-K	001-34474	April 15, 2021

4.6
Form of 7.5% Note for the Indenture for Century Aluminum Company's 7.5% Senior Secured Notes due 2028, dated as of April 14, 2021, by and among Century Aluminum Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and noteholder collateral agent
		8-K	001-34474	April 15, 2021
4.7	Description of Common Stock	10-K	001-34474	February 27, 2020
10.1
Second Lien Pledge and Security Agreement, dated as of April 14, 2021, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 7.5% Senior Secured Notes due 2028
		8-K	001-34474	April 15, 2021
10.2
Collateral Agency Agreement, dated as of April 14, 2021, by and among Century Aluminum Company, the other Grantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
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
10.5
Amendment No. 2, dated as of June 15, 2021 to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		10-Q	001-34474	August 5, 2021
10.6
Amendment No. 3, dated as of December 23, 2021 to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	December 27, 2021
10.7	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.8	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	001-34474	April 15, 2016
10.9	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	February 28, 2018
10.10	Amendment to Revolving Credit Facility, dated October 2, 2019, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 8, 2019

10.11	Amendment to Revolving Credit Facility, dated September 20, 2021, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 5, 2021
10.12	Amendment to Revolving Credit Facility, dated February 4, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	8-K	001-34474	February 9, 2022
10.13	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.14	Term Facility Agreement, dated as of November 2, 2021, by and between Nordural Grundartangi ehf and Arion Bank hf.	8-K	001-34474	November 3, 2021
10.15	Form of Capped Call Confirmation	8-K	001-34474	April 12, 2021
10.16	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.17	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.18	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.19	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.20	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.21	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.22	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.23	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.24	Century Aluminum Company Annual Incentive Plan.*	10-K	001-34474	March 2, 2015
10.25	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.26	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.27	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 3, 2019.*	8-K	001-34474	June 6, 2019
10.28	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.29	Form of Time-Vesting Performance Share Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	June 27, 2014
10.30	Form of Performance Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	March 24, 2016

10.31	Form of Time-Vesting Share Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.32	Form of Performance Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.33	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.34	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.35	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
10.36	Jesse E. Gary Offer Letter, dated May 17, 2021*	8-K	001-34474	May 17, 2021
10.37	Retirement and Transition Agreement, dated May 17, 2021, between Century Aluminum Company and Michael A. Bless*	8-K	001-34474	May 17, 2021
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ JESSE E. GARY
Jesse E. Gary
President and Chief Executive Officer (Principal Executive Officer)
Dated:	February 25, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JESSE E. GARY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Jesse E. Gary

*	Chairman	February 25, 2022
Andrew Michelmore

*	Director	February 25, 2022
Jarl Berntzen

*	Director	February 25, 2022
Errol Glasser

*	Director	February 25, 2022
Wilhelm van Jaarsveld

*	Director	February 25, 2022
Jennifer Bush

/s/ CRAIG C. CONTI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Craig C. Conti

/s/ ROBERT HOFFMAN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Robert Hoffman

*By: /s/ JOHN DEZEE
John DeZee, as Attorney-in-fact