Form 10-Q
period 2022-03-31
CENTURY ALUMINUM CO
filed 2022-05-02
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
(Nasdaq Global Select Market)
The registrant had 91,231,611 shares of common stock outstanding at April 28, 2022.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2022	2021
NET SALES:
Related parties	$433.1	$268.3
Other customers	320.5	175.7
Total net sales	753.6	444.0
Cost of goods sold	660.4	464.7
Gross profit (loss)	93.2	(20.7)
Selling, general and administrative expenses	11.7	16.1
Other operating expense - net	0.2	0.1
Operating income (loss)	81.3	(36.9)
Interest expense – Hawesville term loan	—	(0.3)
Interest expense	(7.3)	(9.0)
Interest income	0.1	0.1
Net loss on forward and derivative contracts	(56.7)	(98.1)
Other income - net	2.0	1.9
Income (loss) before income taxes	19.4	(142.3)
Income tax (expense) benefit	(1.7)	2.3
Net income (loss)	$17.7	$(140.0)
Less: net income (loss) allocated to participating securities	1.1	—
Net income (loss) allocated to common stockholders	$16.6	$(140.0)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.18	$(1.55)
Diluted	0.18	(1.55)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	91.2	90.1
Diluted	97.1	90.1
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended March 31,
	2022	2021
Comprehensive income (loss):
Net income (loss)	$17.7	$(140.0)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	0.0	(0.0)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.4)	(0.8)
Amortization of net gain (loss) during the period	1.1	2.1
Other comprehensive income (loss) before income tax effect	0.7	1.3
Income tax effect	(0.1)	(0.0)
Other comprehensive income (loss)	0.6	1.3
Total comprehensive income (loss)	$18.3	$(138.7)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$26.6	$29.0
Restricted cash	21.6	11.7
Accounts receivable - net	127.7	80.6
Due from affiliates	18.6	8.3
Inventories	426.5	425.6
Derivative assets	73.3	34.8
Prepaid and other current assets	34.2	28.2
Total current assets	728.5	618.2
Property, plant and equipment - net	893.3	892.5
Other assets	66.9	59.2
TOTAL	$1,688.7	$1,569.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$202.8	$186.5
Interest payable	9.4	—
Due to affiliates	88.3	65.8
Accrued and other current liabilities	63.0	62.7
Derivative liabilities	122.2	102.1
Accrued employee benefits costs	10.2	8.9
U.S. revolving credit facility	35.3	63.6
Iceland revolving credit facility	35.0	50.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	574.0	547.4
Senior notes payable	246.0	245.8
Convertible senior notes payable	84.1	84.0
Grundartangi casthouse debt facility	39.4	—
Accrued pension benefits costs - less current portion	26.0	28.6
Accrued postretirement benefits costs - less current portion	92.6	93.3
Other liabilities	51.0	46.3
Leases - right of use liabilities	22.4	22.9
Due to affiliates - less current portion	52.9	21.9
Deferred taxes	60.5	58.7
Total noncurrent liabilities	674.9	601.5
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 6)	0.0	0.0
Common stock (Note 6)	1.0	1.0
Additional paid-in capital	2,536.0	2,535.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(81.7)	(82.3)
Accumulated deficit	(1,929.2)	(1,946.9)
Total shareholders’ equity	439.8	421.0
TOTAL	$1,688.7	$1,569.9
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17.7	$(140.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on derivative instruments	35.5	94.4
Depreciation and amortization	19.4	20.9
Deferred tax provision (benefit)	1.3	(3.1)
Other non-cash items - net	(1.7)	6.3
Change in operating assets and liabilities:
Accounts receivable - net	(47.1)	(6.4)
Due from affiliates	(10.3)	(12.2)
Inventories	(0.9)	(11.8)
Prepaid and other current assets	(4.2)	(3.1)
Accounts payable, trade	31.6	(4.9)
Due to affiliates	(1.2)	7.0
Accrued and other current liabilities	1.6	3.8
Other - net	(4.3)	(0.7)
Net cash provided by (used in) operating activities	37.4	(49.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26.0)	(7.4)
Proceeds from sales of property, plant & equipment	0.0	—
Net cash used in investing activities	(26.0)	(7.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Hawesville term loan	—	(5.0)
Borrowings under revolving credit facilities	264.1	197.6
Repayments under revolving credit facilities	(307.4)	(192.2)
Debt issuance costs	(0.6)	—
Borrowings under Grundartangi casthouse debt facility	40.0	—
Net cash provided by (used in) financing activities	(3.9)	0.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7.5	(56.8)
Cash, cash equivalents and restricted cash, beginning of period	40.7	84.3
Cash, cash equivalents and restricted cash, end of period	$48.2	$27.5

Supplemental Cash Flow Information:
Cash paid for:
Interest	$1.2	$16.1
Taxes	0.5	—
Non-cash investing activities:
Capital expenditures	4.2	1.8
Capitalized interest	1.0	—

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three Months Ended March 31, 2022
Balance, December 31, 2021	$0.0	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0
Net income (loss)	—	—	—	—	—	17.7	17.7
Other comprehensive income (loss)	—	—	—	—	0.6	—	0.6
Share-based compensation	—	—	0.5	—	—	—	0.5
Balance, March 31, 2022	$0.0	$1.0	$2,536.0	$(86.3)	$(81.7)	$(1,929.2)	$439.8

Three Months Ended March 31, 2021
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net income (loss)	—	—	—	—	—	(140.0)	(140.0)
Other comprehensive income (loss)	—	—	—	—	1.3	—	1.3
Share-based compensation	0.0	0.0	0.9	—	—	—	0.9
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, March 31, 2021	$0.0	$1.0	$2,530.9	$(86.3)	$(117.5)	$(1,919.8)	$408.3

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2022 and 2021
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
2.Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2022 and 2021 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of March 31, 2022, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.4% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 6. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended March 31, 2022 and 2021, we derived approximately 57% and 60%, respectively, of our consolidated net sales from Glencore.
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
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months ended March 31, 2022 and 2021, we recorded no revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2022 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 13. Derivatives regarding these forward financial sales contracts.
Summary

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
A summary of the aforementioned significant related party transactions is as follows:

	Three Months Ended March 31, 2022
	2022	2021
Net sales to Glencore	$433.1	$268.3
Purchases from Glencore(1)	54.5	72.3

(1) Includes settlements of financial contract positions.
3.Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three Months Ended March 31,
	2022	2021
United States	$506.1	$276.2
Iceland	247.5	167.8
Total	$753.6	$444.0

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Recurring Fair Value Measurements	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$10.9	$—	$—	$10.9
Trust assets (1)	1.5	—	—	1.5
Derivative instruments	—	84.7	—	84.7
TOTAL	$12.4	$84.7	$—	$97.1

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	206.8	16.7	223.5
TOTAL	$—	$206.8	$16.7	$223.5

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$14.2	$—	$—	$14.2
Trust assets (1)	0.1	—	—	0.1
Derivative instruments	—	42.6	0.2	42.8
TOTAL	$14.3	$42.6	$0.2	$57.1

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	140.9	5.3	146.2
TOTAL	$—	$140.9	5.3	$146.2

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
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:				As of March 31, 2022		As of December 31, 2021
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$(16.7)	8.58%	$(5.1)	8.58%
FX Swaps	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	$—	8.58%	$(0.2)	8.58%
Nord Pool Swaps	Discounted cash flows	Quoted Nord Pool forward market	Discount rate net (1)	$—	8.58%	$0.2	8.58%
Contingent Obligation	Discounted cash flows	Quoted LME forward market	Expected monthly Hawesville production level (2)	$—	14,000 - 16,000 MT/month	$—	14,000 - 15,000 MT/month
(1) Represents risk adjusted discount rate.
(2) Represents management's estimate of expected monthly Hawesville production levels through the term of the agreement in December 2028.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

For the three months ended March 31, 2022	Level 3 Assets	Level 3 Liabilities
	Nord Pool	LME forward financial sales contracts	FX Swaps
Balance as of December 31, 2021	$0.2	$(5.1)	$(0.2)
Total realized/unrealized gains (losses)
Included in Net Income (1)	—	(9.1)	—
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	—	(2.5)	—
Transfers out of Level 3 (3)	(0.2)	(0.0)	0.2
Balance as of March 31, 2022	$—	$(16.7)	$—

Change in unrealized gains (losses) (1)	$—	$(9.1)	$—

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the first quarter of 2022.
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
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the first quarter of 2021.
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
The following table shows the basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2022			2021
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$17.7			$(140.0)
Less: net income allocated to participating securities	1.1			—
Basic EPS:
Net income (loss) allocated to common stockholders	$16.6	91.2	$0.18	$(140.0)	90.1	$(1.55)
Effect of Dilutive Securities(1):
Share-based compensation	—	1.1		—	—
Convertible senior notes	0.7	4.8		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$17.3	97.1	$0.18	$(140.0)	90.1	$(1.55)

	Three Months Ended March 31,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2022	2021
Share-based compensation	0.7	2.2
Convertible preferred shares	5.9	6.4

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
6.Shareholders’ Equity
Common Stock
As of March 31, 2022 and December 31, 2021, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 98,418,132 shares were issued and 91,231,611 shares were outstanding at March 31, 2022 and December 31, 2021.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of March 31, 2022 and December 31, 2021, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At March 31, 2022 and December 31, 2021, there were 58,542 shares of Series A Convertible Preferred Stock outstanding.
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
The Common and Preferred Stock table below contains additional information about preferred stock conversions during the three months ended March 31, 2022 and March 31, 2021.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2021	58,542	7,186,521	91,231,611
Conversion of convertible preferred stock	—	—	—
Issuance for share-based compensation plans	—	—	—
Ending balance as of March 31, 2022	58,542	7,186,521	91,231,611

Beginning balance as of December 31, 2020	63,589	7,186,521	90,055,797
Conversion of convertible preferred stock	(137)	—	13,697
Issuance for share-based compensation plans	—	—	18,220
Ending balance as of March 31, 2021	63,452	7,186,521	90,087,714
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
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of March 31, 2022.
7.    Income Taxes
We recorded an income tax expense of $1.7 million and an income tax benefit of $2.3 million for the three months ended March 31, 2022 and 2021, respectively. The change is primarily due to improved operational results from both U.S. and foreign operations during the current quarter.
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
As of March 31, 2022, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
8.    Inventories

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$127.1	$132.9
Work-in-process	69.6	76.1
Finished goods	43.9	43.9
Operating and other supplies	185.9	172.7
Total inventories	$426.5	$425.6
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

9.Debt

	March 31, 2022	December 31, 2021
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 4%)) (1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	35.3	63.6
Iceland Revolving Credit Facility (3)	35.0	50.0
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.6 million at March 31, 2022(4)	39.4	—
7.5% senior secured notes due April 1, 2028, net of financing fees of $4.0 million at March 31, 2022, interest payable semiannually	246.0	245.8
2.75% convertible senior notes due May 1, 2028, net of financing fees of $2.2 million at March 31, 2022, interest payable semiannually	84.1	84.0
Total	$447.6	$451.2
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at March 31, 2022 was 0.64%.
(2) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2022 was 4.25%.
(3) We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement. The interest rate at March 31, 2022 was 3.51%.
(4) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2022 was 3.64%.

7.5% Senior Secured Notes due 2028
In April 2021, we issued $250.0 million in aggregate principal amount of 7.5% senior secured notes due April 1, 2028 (the "2028 Notes"). We received proceeds of $245.2 million, after payment of certain financing fees and related expenses. The 2028 Notes bear interest semi-annually in arrears on April 1 and October 1 of each year, which began on October 1, 2021, at a rate of 7.5% per annum in cash. The 2028 Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of collateral.
As of March 31, 2022, the total estimated fair value of the 2028 Notes was $262.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
Convertible Notes due 2028
In April 2021, we completed a private offering of $86.3 million aggregate principal amount of convertible senior notes due May 1, 2028 unless earlier converted, repurchased, or redeemed (the "Convertible Notes"). The Convertible Notes were issued at a price of 100% of their aggregate principal amount. We received proceeds of $83.7 million, after payment of certain financing fees and related expenses. The Convertible Notes bear interest semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2021, at a rate of 2.75% per annum in cash.
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of March 31, 2022, the conversion rate remains unchanged.
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
As of March 31, 2022, the if-converted value of the Convertible Notes exceeded the outstanding principal amount by $34.8 million.
As of March 31, 2022, the total estimated fair value of the Convertible Notes was $137.8 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries (the "Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (as amended from time to time, the "U.S. revolving credit facility"). The U.S. revolving credit facility provides for borrowings of up to $220.0 million in the aggregate, including up to $110.0 million under a letter of credit sub-facility. The U.S. revolving credit facility matures on May 16, 2023.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2022, there were $35.3 million in outstanding borrowings and $102.1 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	March 31, 2022
Credit facility maximum amount	$220.0
Borrowing availability	220.0
Outstanding letters of credit issued	102.1
Outstanding borrowings	35.3
Borrowing availability, net of outstanding letters of credit and borrowings	82.7
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $80.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At March 31, 2022, there were $35.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024.

Status of our Iceland revolving credit facility:	March 31, 2022
Credit facility maximum amount	$80.0
Borrowing availability	80.0
Outstanding letters of credit issued	—
Outstanding borrowings	35.0
Borrowing availability, net of borrowings	45.0
Grundartangi Casthouse Facility
Our wholly-owned subsidiary, Grundartangi, has entered into an eight-year Term Facility Agreement with Arion Bank hf, dated November 2021, as amended (the "Casthouse Facility") to provide for borrowings up to $130.0 million associated with construction of the new billet casthouse at Grundartangi (the"casthouse project"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of March 31, 2022, there were $40.0 million in outstanding borrowings under this Casthouse Facility.

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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of March 31, 2022, $2.0 million was recorded in other current liabilities and $6.3 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended March 31, 2022, or 2021. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.

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
Mt. Holly
Century Aluminum of South Carolina, Inc. has a power supply agreement with Santee Cooper that has an effective term from April 1, 2021 and runs through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract is expected to provide sufficient energy to allow Mt. Holly to increase its production to 75% of full production capacity.
Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with HS and OR provide power at LME-based variable rates for the duration of these agreements. In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract that would have expired in December 2023. Under the terms of the extension, Landsvirkjun will continue to supply power to Grundartangi from January 1, 2024 through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant, including the Grundartangi casthouse project. Under the terms of this extension, the majority of power supplied by Landsvirkjun will be priced at rates linked to the Nord Pool power market through December 2023 and a small portion of power at a fixed price. Thereafter, beginning January 1, 2024 through December 31, 2026 this agreement provides for only fixed rates. Grundartangi also has a 25 MW power purchase agreement with Landsvirkjun at LME-based variable rates.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of March 31, 2022, the principal and accrued interest for the contingent obligation was $28.4 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of March 31, 2022, the LME forward market prices exceeded the threshold for payment, however, based on the current level of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
11.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	March 31, 2022	December 31, 2021
Defined benefit plan liabilities	$(86.0)	$(86.7)
Unrealized gain (loss) on financial instruments	1.9	1.9
Other comprehensive loss before income tax effect	(84.1)	(84.8)
Income tax effect (1)	2.4	2.5
Accumulated other comprehensive loss	$(81.7)	$(82.3)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2022	December 31, 2021
Defined benefit plan liabilities	$2.8	$2.9
Unrealized loss on financial instruments	(0.4)	(0.4)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, January 1, 2022	$(84.0)	$1.7	$(82.3)
Net amount reclassified to net income (loss)	0.6	0.0	0.6
Balance, March 31, 2022	$(83.4)	$1.7	$(81.7)

Balance, January 1, 2021	$(120.6)	$1.8	$(118.8)
Net amount reclassified to net income	1.3	0.0	1.3
Balance, March 31, 2021	$(119.3)	$1.8	$(117.5)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended March 31,
AOCL Components	Location	2022	2021
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.4	$0.8
	Selling, general and administrative expenses	0.1	0.2
	Other operating expense, net	0.2	0.4
	Income tax effect	(0.1)	(0.1)
	Net of tax	$0.6	$1.3

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0
	Income tax effect	0.0	0.0
	Net of tax	$0.0	$0.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

12. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended March 31,
	2022	2021
Service cost	$1.1	$1.4
Interest cost	2.5	2.4
Expected return on plan assets	(5.8)	(5.5)
Amortization of prior service costs	0.0	0.0
Amortization of net loss	0.7	1.5
Net periodic benefit cost	$(1.5)	$(0.2)

	Other Postretirement Benefits
	Three months ended March 31,
	2022	2021
Service cost	$0.1	$0.1
Interest cost	0.7	0.6
Amortization of prior service cost	(0.5)	(0.8)
Amortization of net loss	0.5	0.6
Net periodic benefit cost	$0.8	$0.5

13. Derivatives
As of March 31, 2022, we had an open position of 118,341 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 152,250 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of March 31, 2022, we had 4,816 tonnes related to fixed for floating swaps that will settle monthly through November 2022.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of March 31, 2022, we had an open position of 1,755,100 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2023. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of March 31, 2022, we had an open position related to the FX swaps of €48.3 million that will settle monthly through December 2023.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of March 31, 2022, we had an open position of 307,200 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.

Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of March 31, 2022, and December 31, 2021, the Company had recorded restricted cash of $18.5 million and $8.6 million, respectively, as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of March 31, 2022 and December 31, 2021, respectively:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Asset Fair Value
	March 31, 2022	December 31, 2021
Commodity contracts (1)	$84.7	$42.9
Foreign exchange contracts (2)	—	—
Total	$84.7	$42.9

	Liability Fair Value
	March 31, 2022	December 31, 2021
Commodity contracts (1)	$220.0	$143.3
Foreign exchange contracts (2)	3.5	2.9
Total	$223.5	$146.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At March 31, 2022, $37.9 million of Due to affiliates and $52.9 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore. At December 31, 2021, $17.1 million of Due to affiliates, and $21.9 million of Due to affiliates - less current portion was related to commodity contract assets and liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended March 31,
	2022	2021
Commodity contracts(1)	$(56.0)	$(96.0)
Foreign exchange contracts	(1.0)	(2.1)
Total	$(57.0)	$(98.1)
(1) For the three months ended March 31, 2022 and 2021, there were $58.9 million and $20.3 million of the net losses, respectively, with Glencore.

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
•The impact of the war in Ukraine, including new sanctions and export controls targeting Russia and businesses tied to Russia and to sanctioned entities and individuals, including any possible impact on our business, operations, financial condition, results of operations, and global supply chains;
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
•Our plans and expectations with regards to the Grundartangi casthouse project, including our expectations as to the costs and benefits associated with the Grundartangi casthouse project;
•Our ability to successfully obtain and retain competitive power arrangements for our operations;
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
•Negotiations with current labor unions or future representation by a union of our employees;
•Our assessment of any information technology-related risks, including the risks from the previously disclosed February 2022 cyber incursion event; and
•Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.

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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 75% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
On February 16, 2022, we detected a cyber incursion affecting some of the servers supporting our global operations. The Company took immediate action by shutting down all impacted information systems and activating the Company's internal response procedures and mobilizing both internal resources and third-party experts to address the situation as quickly as possible. We have since fully restored all of our information systems and rectified all impacts of the incursion. We are still quantifying the expected total financial statement impact of the cyber incursion, both with respect to costs incurred in response and impacts to production, but we do not expect the impact to be material to the financial statements.
Pricing of aluminum
The overall price of primary aluminum consists of three components: (i) the base commodity price, which is based on quoted prices on the LME and other exchanges; plus (ii) any regional premium (e.g., the Midwest premium for metal sold in the United States ("MWP") and the European Duty Paid premium for metal sold into Europe ("EDPP")); plus (iii) any value-added product premium. Each of these price components has its own drivers and variability.
The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. Information regarding financial contracts is included in Note 13. Derivatives and risks associated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
We saw meaningful increases in the pricing of aluminum throughout 2021, which has continued through the first quarter of 2022. The average LME price for primary aluminum was $3,267 per tonne for the first quarter of 2022 compared to $2,475 per tonne in 2021, and $1,702 per tonne in 2020. The average MWP price was $794 per tonne for the first quarter of 2022, compared to $581 per tonne in 2021, and $267 per tonne in 2020. The average EDPP price was $489 per tonne for the first quarter of 2022 compared to $272 per tonne in 2021, and $126 per tonne in 2020.
Results of Operations
In accordance with the recently adopted amendments to Item 303 of Regulation S-K, management has revised its comparison of interim periods to compare the results of the most recent quarter against the results of the immediately preceding quarter. We believe that, due to the non-seasonal nature of our business, this sequential presentation is more useful in identifying current business trends, provides a more meaningful analysis and aligns the discussion with how management reviews the results of the Company. The Company will continue to present a comparison of the most recent year-to-date period and the corresponding year-to-date period of the preceding fiscal year.

The following discussion for the three months ended March 31, 2022 reflects no change in production capacities at our operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products and labor are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See “Item 1A. Risk Factors - Increases in energy costs adversely affect our business, financial position, results of operations and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2021. Our power costs at our Kentucky plants are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase our energy. The price of such capacity is set by auction in April. Because the clearing price of the 2022-23 auction was higher than in the prior period, capacity demand charges with respect to power usage for our Hawesville and Sebree facilities will be increased during the twelve month period commencing June 1, 2022. The expected combined capacity demand costs for these two facilities are expected to be approximately $11.5 million per quarter after June 1, 2022, as compared to average combined capacity demand costs for these two facilities of $0.4 million per quarter for the four quarters ended March 31, 2022.
In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended Sequential		Three months ended Year-to-date
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
	(in millions, except per share data)
NET SALES:
Related parties	$433.1	$411.7	$433.1	$268.3
Other customers	320.5	247.4	320.5	175.7
Total net sales	753.6	659.1	753.6	444.0
Gross profit (loss)	93.2	69.4	93.2	(20.7)
Net income (loss)	17.7	60.4	17.7	(140.0)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.18	$0.62	$0.18	$(1.55)
Diluted	$0.18	$0.59	$0.18	$(1.55)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2022
1st Quarter	134,953	$494.8	76,458	$247.5	211,411	$742.3

2021
4th Quarter	121,549	$411.8	79,412	$238.9	200,961	$650.7
1st Quarter	116,437	$275.6	79,260	$164.2	195,697	$439.8
    (1) Excludes scrap aluminum and alumina sales.

	Quarter ended Sequential		Three months ended Year-to-date
(in millions)	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Net sales	$753.6	$659.1	$753.6	$444.0

Net sales (excluding alumina sales) increased by $100.7 million for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily driven by favorable volume and sales mix of $64.7 million as well as favorable LME price realizations of $36.8 million.

Net sales (excluding alumina sales) increased by $315.9 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by favorable LME and regional premium price realizations of $246.0 million as well as favorable volume and sales mix of $69.9 million.

	Quarter ended Sequential		Three months ended Year-to-date
(in millions)	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Gross profit (loss)	$93.2	$69.4	$93.2	$(20.7)

Gross profit increased by $23.8 million for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily driven by favorable LME and regional premium price realizations of $36.0 million as well as favorable volume and sales mix of $33.1 million, partially offset by unfavorable raw material price realizations of $43.7 million, and increased operating costs.
Gross profit increased by $113.9 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by favorable LME and regional premium price realizations of $246.0 million and favorable volume and sales mix impacts of $14.2 million, partially offset by unfavorable raw material price realizations of $81.3 million, unfavorable power price realizations of $63.2 million, and increased operating costs.

	Quarter ended Sequential		Three months ended Year-to-date
(in millions)	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Selling, general and administrative expenses	$11.7	$18.6	$11.7	$16.1

Selling, general and administrative expenses decreased by $6.9 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021, primarily driven by a reduction in share-based compensation costs following retirements and other departures amongst our executive team during the current period.

Selling, general and administrative expenses decreased by $4.4 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by a reduction in share-based compensation costs following retirements and other departures amongst our executive team during the current period.

	Quarter ended Sequential		Three months ended Year-to-date
(in millions)	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Net gain (loss) on forward and derivative contracts	$(56.7)	$26.8	$(56.7)	$(98.1)

Net gain (loss) on forward and derivative contracts decreased by $83.5 million from a gain of $26.8 million for the three months ended December 31, 2021 to a loss of $56.7 million for the three months ended March 31, 2022, primarily driven by increases in LME and MWP forward prices, partially offset by gains on Nord Pool derivative contracts due to Nord Pool power price increases.
For the three months ended March 31, 2022, net loss on forward and derivative contracts decreased by $41.4 million compared to the same period in 2021 primarily due to a decrease in total volume hedged as well as gains on Nord Pool derivative contracts due to Nord Pool power price increases. See Note 13. Derivatives to the consolidated financial statements included herein for additional information.

	Quarter ended Sequential		Three months ended Year-to-date
(in millions)	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Income tax benefit (expense)	$(1.7)	$(13.2)	$(1.7)	$2.3
For the three months ended March 31, 2022, income tax expense decreased by $11.5 million compared to the three months ended December 31, 2021, primarily driven by net losses from our consolidated U.S. results, which were driven by net loss on forward and derivative contracts recognized during the current quarter.
We recognized a $1.7 million income tax expense for the three months ended March 31, 2022 as compared to income tax benefit of $2.3 million in the same period in 2021 primarily driven by improved operational results from both U.S. and foreign operations during the current quarter. See Note 7. Income Taxes to the consolidated financial statements included herein for additional information.

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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of March 31, 2022, we had cash and cash equivalents of approximately $26.6 million and unused availability under our revolving credit facilities of $127.7 million, resulting in a total liquidity position of approximately $154.3 million.
Available Cash
Our available cash and cash equivalents balance at March 31, 2022 was $26.6 million compared to $29.0 million at December 31, 2021.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$37.4	$(49.8)
Net cash used in investing activities	(26.0)	(7.4)
Net cash provided by (used in) financing activities	(3.9)	0.4
Change in cash, cash equivalents and restricted cash	$7.5	$(56.8)

The change from net cash used in operating activities during the three months ended March 31, 2021 to net cash provided by operating activities during the three months ended March 31, 2022 was primarily driven by net income during the current quarter, partially offset by changes in working capital. The changes in working capital are primarily attributable to timing of receivable collections, timing of raw material receipts, and pricing increases.

The increase in net cash used in investing activities was primarily due to higher spending on capital projects during the three months ended March 31, 2022, driven by capital investments in the Mt. Holly restart project and the Grundartangi casthouse project.

The change from net cash provided by financing activities to net cash used in financing activities was primarily due to increased repayments on the revolving credit facilities.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 2018 (as amended, the "U.S. revolving credit facility"), provides for borrowings of up to $220.0 million in the aggregate including up to $110.0 million under a letter of credit sub-facility. The U.S. revolving credit facility matures in May 2023. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). On February 4, 2022, we further amended this Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. The Iceland revolving credit facility matures in November 2024.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of March 31, 2022, our U.S. revolving credit facility had a borrowing base of $220.0 million, $35.3 million in borrowings and $102.1 million in letters of credit outstanding. Of the outstanding letters of credit, $12.3 million are related to our power commitments, $71.2 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of March 31, 2022, our Iceland revolving credit facility had a borrowing base of $80.0 million and $35.0 million in outstanding borrowings.
As of March 31, 2022, our credit facilities had $127.7 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $22.0 million, or 10% of the borrowing base but not less than $12.5 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility shall mature in December 2029. The Casthouse Facility bears interest at a rate equal to USD LIBOR 3 month plus an applicable margin. As of March 31, 2022 there were $40.0 million in borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2022, we were in compliance with all such covenants.
Senior Notes and Convertible Senior Notes
In April 2021, we issued $250.0 million principal of senior secured notes that will mature on April 1, 2028 (the "2028 Notes"), unless earlier refinanced in accordance with their terms. Interest on the 2028 Notes is payable semi-annually on April 1 and October 1 of each year, at a rate of 7.5% per year. The indenture governing the 2028 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens;

(iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
In April 2021, we issued $86.3 million in aggregate principal amount of Convertible Notes (the "Convertible Notes"), that will mature on May 1, 2028, unless earlier converted, repurchased or redeemed. The principal included the full exercise of the option by the initial purchasers of the Convertible Notes to purchase $11.3 million of additional principal amount. The Convertible Notes bear interest semi-annually in arrears on May 1 and November 1 of each year, at a rate of 2.75% per annum in cash.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of March 31, 2022, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	March 31, 2022	December 31, 2021
Current assets	$455.9	$395.3
Non-current assets	882.1	935.3
Current liabilities	409.9	375.1
Non-current liabilities	550.4	556.1

Three Months Ended March 31, 2022
Net sales	$506.1
Gross profit (loss)	72.0
Income (loss) before income taxes	(22.9)
Net income (loss)	17.7

As of March 31, 2022 and December 31, 2021, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $10.2 million and $15.1 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $485.0 million and $544.2 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of March 31, 2022, the principal and accrued interest for the contingent obligation was $28.4 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of March 31, 2022, the LME forward market prices exceeded the threshold for payment, however, based on the current level of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three months ended March 31, 2022, and 2021. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.
Section 232 Aluminum Tariff
On March 23, 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security and incentivize the restart of primary aluminum production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense.  In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff, with the exception of imports from Australia, Canada and Mexico. Additionally, primary aluminum imports from Argentina are allowed up to an annual quota limit of 169,000 metric tonnes, the first 18,000 metric tonnes of imports from the European Union and the first 900 metric tonnes of imports from the United Kingdom are also allowed duty free. Imports that receive a product exclusion from the Department of Commerce may also enter the US duty free.
Other Items
We implemented a multi-year project that began in 2018 to restart Hawesville's previously curtailed capacity and return the plant to a production level of approximately 200,000 MT per annum (80% of capacity). We finished these efforts in late 2021 and are producing at approximately 80% of Hawesville’s capacity. The rebuild of the fifth and final potline is expected to be completed over the next several years subject to market conditions.

During 2021, we initiated efforts to restart the curtailed capacity at our Mt. Holly facility, resulting in total production of 75% of Mt. Holly’s full capacity once the restart project is completed. Restart work at the Mt. Holly smelter is progressing and is expected to be completed in the second quarter of 2022, subject to market conditions.

During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is expected to continue through the second half of 2023. The Grundartangi casthouse project will be fully funded through the Casthouse Facility. The project is progressing and is expected to be completed on-time, subject to market conditions.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2018, 2019, and 2020. As of March 31, 2022, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the

USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2022, we had $2.0 million in other current liabilities and $6.3 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the three months ended March 31, 2022 were $5.4 million, excluding expenditures of $10.2 million associated with the restart project at Mt. Holly and $3.3 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2022, excluding the Mt. Holly restart project and the Grundartangi casthouse project, will be approximately $40.0 million related to our ongoing investment and sustainability projects at our plants.

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
Electrical Power Price Sensitivity
Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Given our market-based power supply agreements, we have electrical power price risk for our operations, whether due to fluctuations in the price of power (whether it be the cost of energy itself, generation capacity costs, or transmission costs) available on the MISO or Nord Pool power markets or the price of natural gas. Transmission line outages, reduction in power production by power suppliers, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona ("ISK"), the Euro, the Chinese renminbi and other currencies.  Grundartangi’s labor costs, costs associated with the casthouse project, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in Euros and Chinese renminbi.  We also have deposits denominated in ISK in Icelandic banks and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Further, Vlissingen's labor costs, maintenance costs and other local services are denominated in Euros and our existing Nord Pool power price swaps described above are settled in Euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s and Vlissingen's operating margins.
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of March 31, 2022 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at March 31, 2022. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$84.7	$72.4
Total	$84.7	$72.4

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$220.0	$273.4
Foreign exchange contracts (2)	3.5	8.9
Total	$223.5	$282.3
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps and Indiana Hub power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at March 31, 2022, refer to Note 10. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider the risk factors in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

During the quarter ended March 31, 2022, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $178 million for the quarter ended March 31, 2022.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2022 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Term Facility Amendment Agreement, dated November 12, 2021 between Nordural Grundartangi ehf and Arion Bank hf				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 2, 2022	By:	/s/ MICHELLE M. HARRISON
Michelle M. Harrison
Senior Vice President, Finance and Treasurer (Principal Financial Officer)

Date:	May 2, 2022	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)