Form 10-Q
period 2022-06-30
CENTURY ALUMINUM CO
filed 2022-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
(Nasdaq Global Select Market)
The registrant had 91,358,120 shares of common stock outstanding at August 9, 2022.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
NET SALES:
Related parties	$483.5	$306.4	$916.6	$574.7
Other customers	373.1	221.6	693.6	397.3
Total net sales	856.6	528.0	1,610.2	972.0
Cost of goods sold	840.7	507.1	1,501.1	971.8
Gross profit (loss)	15.9	20.9	109.1	0.2
Selling, general and administrative expenses	5.8	8.7	17.5	24.8
Asset impairment	159.4	—	159.4	—
Other operating expense - net	0.2	0.1	0.4	0.2
Operating income (loss)	(149.5)	12.1	(68.2)	(24.8)
Interest expense – Hawesville term loan	—	(0.2)	—	(0.5)
Interest expense	(5.7)	(7.5)	(13.0)	(16.5)
Interest income	0.0	0.1	0.1	0.2
Net gain (loss) on forward and derivative contracts	231.8	(64.4)	175.1	(162.5)
Loss on early extinguishment of debt	—	(24.7)	—	(24.7)
Other income - net	3.1	1.2	5.1	3.1
Income (loss) before income taxes	79.7	(83.4)	99.1	(225.7)
Income tax (expense) benefit	(42.3)	48.3	(44.0)	50.6
Income (loss) before equity in earnings of joint ventures	37.4	(35.1)	55.1	(175.1)
Equity in earnings of joint ventures	—	0.0	$—	0.0
Net income (loss)	$37.4	$(35.1)	$55.1	$(175.1)
Less: net income allocated to participating securities	2.3	—	3.3	—
Net income (loss) allocated to common stockholders	$35.1	$(35.1)	$51.8	$(175.1)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.38	$(0.39)	$0.57	$(1.94)
Diluted	0.36	$(0.39)	$0.54	$(1.94)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	91.2	90.1	91.2	90.1
Diluted	97.6	90.1	97.9	90.1
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Comprehensive income (loss):
Net income (loss)	$37.4	$(35.1)	$55.1	$(175.1)
Other comprehensive income before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	(0.1)	(0.1)	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	(0.5)	(0.8)	(0.9)	(1.6)
Amortization of net gain (loss) during the period	1.4	2.1	2.5	4.2
Other comprehensive income (loss) before income tax effect	0.8	1.2	1.5	2.5
Income tax effect	0.0	(0.1)	(0.1)	(0.1)
Other comprehensive income (loss)	0.8	1.1	1.4	2.4
Total comprehensive income (loss)	$38.2	$(34.0)	$56.5	$(172.7)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$30.0	$29.0
Restricted cash	2.5	11.7
Accounts receivable - net	122.1	80.6
Due from affiliates	17.1	8.3
Inventories	415.9	425.6
Derivative assets	140.4	34.8
Prepaid and other current assets	29.0	28.2
Total current assets	757.0	618.2
Property, plant and equipment - net	738.4	892.5
Other assets	89.6	59.2
TOTAL	$1,585.0	$1,569.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$229.5	$186.5
Due to affiliates	26.6	65.8
Accrued and other current liabilities	71.3	62.7
Derivative liabilities	49.4	102.1
Accrued employee benefits costs	10.2	8.9
U.S. revolving credit facility	15.0	63.6
Iceland revolving credit facility	35.0	50.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	444.8	547.4
Senior notes payable	246.2	245.8
Convertible senior notes payable	84.2	84.0
Grundartangi casthouse debt facility	39.4	—
Accrued pension benefits costs - less current portion	25.0	28.6
Accrued postretirement benefits costs - less current portion	91.4	93.3
Other liabilities	52.4	46.3
Leases - right of use liabilities	20.9	22.9
Due to affiliates - less current portion	9.4	21.9
Deferred taxes	92.3	58.7
Total noncurrent liabilities	661.2	601.5
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,537.0	2,535.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(80.9)	(82.3)
Accumulated deficit	(1,891.8)	(1,946.9)
Total shareholders’ equity	479.0	421.0
TOTAL	$1,585.0	$1,569.9
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55.1	$(175.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on derivative instruments	(217.5)	127.5
Lower of cost or NRV inventory adjustment	52.8	—
Depreciation and amortization	42.1	41.8
Loss on early extinguishment of debt	—	24.7
Deferred tax provision (benefit)	41.9	(47.6)
Asset impairment	159.4	—
Other non-cash items -- net	(9.0)	4.2
Change in operating assets and liabilities:
Accounts receivable -- net	(41.6)	(16.0)
Due from affiliates	(8.7)	(16.6)
Inventories	(43.0)	(40.4)
Prepaid and other current assets	1.1	(4.3)
Accounts payable, trade	47.5	9.7
Due to affiliates	(28.8)	9.8
Accrued and other current liabilities	16.6	(1.3)
Other -- net	0.7	(4.3)
Net cash provided by (used in) operating activities	68.6	(87.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(51.8)	(25.9)
Proceeds from sales of property, plant & equipment	0.1	0.0
Net cash used in investing activities	(51.7)	(25.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2025	—	(250.0)
Early redemption and tender premiums paid	—	(18.1)
Proceeds from issuance of Senior Notes due 2028	—	250.0
Proceeds from issuance of Convertible Senior Notes	—	86.3
Repayments on Hawesville term loan	—	(10.0)
Borrowings under revolving credit facilities	596.4	426.9
Repayments under revolving credit facilities	(660.0)	(432.3)
Debt issuance costs	(1.5)	(7.4)
Purchases of capped calls related to Convertible Senior Notes	—	(5.7)
Borrowings under Grundartangi casthouse debt facility	40.0	—
Net cash provided by (used in) financing activities	(25.1)	39.7
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8.2)	(74.1)
Cash, cash equivalents and restricted cash, beginning of period	40.7	84.3
Cash, cash equivalents and restricted cash, end of period	$32.5	$10.2

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for:
Interest	$13.1	$25.7
Taxes	1.2	0.0
Non-cash investing activities:
Capital expenditures	2.6	2.8
Capitalized interest	2.9	—

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three months ended June 30, 2022
Balance, March 31, 2022	$0.0	$1.0	$2,536.0	$(86.3)	$(81.7)	$(1,929.2)	$439.8
Net income (loss)	0.0	—	—	—	—	37.4	37.4
Other comprehensive income (loss)	—	—	—	—	0.8	—	0.8
Share-based compensation	0.0	0.0	1.0	—	—	—	1.0
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	—
Balance, June 30, 2022	$0.0	$1.0	$2,537.0	$(86.3)	$(80.9)	$(1,891.8)	$479.0

Three months ended June 30, 2021
Balance, March 31, 2021	$0.0	$1.0	$2,530.9	$(86.3)	$(117.5)	$(1,919.8)	$408.3
Net income (loss)	—	—	—	—	—	(35.1)	(35.1)
Other comprehensive income (loss)	—	—	—	—	1.1	—	1.1
Share-based compensation	0.0	0.0	0.7	—	—	—	0.7
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Capped call premiums	—	—	(4.6)	—	—	—	(4.6)
Balance, June 30, 2021	$0.0	$1.0	$2,527.0	$(86.3)	$(116.4)	$(1,954.9)	$370.4

	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Six months ended June 30, 2022
Balance, December 31, 2021	$0.0	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0
Net income (loss)	—	—	—	—	—	55.1	55.1
Other comprehensive income (loss)	—	—	—	—	1.4	—	1.4
Share-based compensation	0.0	0.0	1.5	—	—	—	1.5
Conversion of preferred stock to common stock	—	—	—	—	—	—	0.0
Balance, June 30, 2022	$0.0	$1.0	$2,537.0	$(86.3)	$(80.9)	$(1,891.8)	$479.0

Six months ended June 30, 2021
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net income (loss)	—	—	—	—	—	(175.1)	(175.1)
Other comprehensive income (loss)	—	—	—	—	2.4	—	2.4
Share-based compensation	—	0.0	1.6	—	—	—	1.6

Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Capped call premiums	—	—	(4.6)	—	—	—	(4.6)
Balance, June 30, 2021	$0.0	$1.0	$2,527.0	$(86.3)	$(116.4)	$(1,954.9)	$370.4

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Six months ended June 30, 2022 and 2021
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
2.Curtailment of Operations - Hawesville
On June 22, 2022, our subsidiary, Century Aluminum of Kentucky ("CAKY"), issued a Worker Adjustment and Retraining Notification Act ("WARN") notice at its Hawesville, Kentucky aluminum smelter related to a temporary curtailment of plant operations within 60 days as a result of current market conditions, including historically high energy costs and declining London Metal Exchange ("LME") prices. We have since fully curtailed production at the facility and expect to continue to maintain the plant with the intention of restarting operations when markets permit, including energy prices returning to more normalized levels and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.
As the curtailment represents a significant adverse change in the extent and manner in which the Hawesville smelter will be used, we accordingly evaluated the Hawesville asset group for recoverability. As the carrying value of the Hawesville asset group was determined to not be recoverable based on the estimated undiscounted cash flows expected to be generated over the life of the asset group, an impairment charge of $159.4 million was recognized to write down the asset group to its estimated fair value of $15.0 million. We classified the estimated remaining fair value of the long lived assets within Level 3 of the fair value hierarchy as its fair value was determined based on recent comparable transactions with inputs that are not readily observable in the market. We also recognized $8.2 million of expense during the second quarter related to accrued wages and severance, triggered by our issuance of the WARN notice. These costs are included in cost of goods sold and expected to be paid by the end of the third quarter of 2022.
3.Related Party Transactions
The significant related party transactions occurring during the six months ended June 30, 2022 and 2021 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of June 30, 2022, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.3% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 7. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Sales to Glencore
For the three months ended June 30, 2022 and 2021, we derived approximately 57% and 58%, respectively, of our consolidated net sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and six months ended June 30, 2022, we recorded $13.9 million and $13.9 million of revenue related to alumina sales to Glencore, respectively. For the three and six months ended June 30, 2021, we recorded $11.4 million and $11.4 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended June 30, 2022 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 14. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales to Glencore	$483.5	$306.4	$916.6	$574.7
Purchases from Glencore(1)	172.8	79.5	227.3	151.8

(1) Includes settlements of financial contract positions.
4.Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$583.4	$347.9	$1,089.5	624.1
Iceland	273.2	180.1	520.7	347.9
Total	$856.6	$528.0	$1,610.2	$972.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
5.Fair Value Measurements
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
•Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$3.8	$—	$—	$3.8
Trust assets (1)	1.0	—	—	1.0
Derivative instruments	—	173.7	1.6	175.3
TOTAL	$4.8	$173.7	$1.6	$180.1

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	65.5	3.8	69.3
TOTAL	$—	$65.5	$3.8	$69.3

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$14.2	$—	$—	$14.2
Trust assets (1)	0.1	—	—	0.1
Derivative instruments	—	42.6	0.2	42.8
TOTAL	$14.3	$42.6	$0.2	$57.1

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	140.9	5.3	146.2
TOTAL	$—	$140.9	5.3	$146.2

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
The following section describes the valuation techniques and inputs for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 Fair Value Measurements:
Asset / Liability	Valuation Techniques	Inputs
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market
Midwest Premium ("MWP") forward financial sales contracts	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Nord Pool power price swaps	Discounted cash flows	Quoted Nord Pool forward market
Indiana Hub power price swaps	Discounted cash flows	Quoted Indiana Hub forward market
FX swaps	Discounted cash flows	Euro/USD forward exchange rate
Casthouse currency hedges	Discounted cash flows	Euro/USD forward exchange rate; ISK/USD forward exchange rate
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
The following table presents the inputs for recurring fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Recurring Level 3 Fair Value Measurements:				As of June 30, 2022		As of December 31, 2021
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$(2.2)	8.58%	$(5.1)	8.58%
FX swaps	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	$—	8.58%	$(0.2)	8.58%
Casthouse currency hedges	Discounted cash flows	Euro/USD forward exchange rate; ISK/USD forward exchange rate	Discount rate net (1)	$0.0	8.58%	$—	—%
Nord Pool swaps	Discounted cash flows	Quoted Nord Pool forward market	Discount rate net (1)	$—	8.58%	$0.2	8.58%
Contingent obligation	Discounted cash flows	Quoted LME forward market	Expected monthly Hawesville production level (2)	$—	14,000 MT/month	$—	14,000 - 15,000 MT/month
(1) Represents risk adjusted discount rate.
(2) Represents management's estimate of expected monthly Hawesville production levels through the term of the agreement in December 2028.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

For the three months ended June 30, 2022	Level 3 Assets		Level 3 Liabilities
	LME forward financial sales contracts	Nord Pool swaps	LME forward financial sales contracts	FX swaps	Casthouse currency hedges
Balance as of April 1, 2022	$—	$—	$(16.7)	$—	$—
Total realized/unrealized gains (losses)
Included in Net Income (1)	—	—	12.9	—	—
Purchases, sales, settlements
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	1.6	—	—	—	0.0
Transfers out of Level 3 (3)	—	—	—	—	—
Balance as of June 30, 2022	$1.6	$—	$(3.8)	$—	$0.0

Change in unrealized gains (losses) (1)	$—	$—	$12.9	$—	$—

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the second quarter of 2022.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

	Level 3 Assets	Level 3 Liabilities
For the three months ended June 30, 2021	Nord Pool swaps	LME forward financial sales contracts	FX swaps
Balance as of April 1, 2021	$—	$(6.0)	$(0.2)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(11.6)	0.0
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	1.5	(0.3)	(0.2)
Transfers out of Level 3(3)	—	—	—
Balance as of June 30, 2021	$1.5	(17.9)	$(0.4)

Change in unrealized gains (losses) (1)	$—	$(11.6)	0.0
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the second quarter of 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

For the six months ended June 30, 2022	Level 3 Assets		Level 3 Liabilities
	LME forward financial sales contracts	Nord Pool swaps	LME forward financial sales contracts	FX swaps	Casthouse currency hedges
Balance as of January 1, 2022	$—	$0.2	$(5.1)	$(0.2)	$—
Total realized/unrealized gains (losses)
Included in Net Income (1)	—	—	3.8	—	—
Purchases, sales, settlements
Purchases					—
Sales					—
Settlements					—
Transfers into Level 3 (2)	1.6	—	(2.5)	—	0.0
Transfers out of Level 3 (3)	—	(0.2)	—	0.2	—
Balance as of June 30, 2022	$1.6	$—	$(3.8)	$—	$0.0

Change in unrealized gains (losses) (1)	$—	$—	$3.8	$—	$—

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the six months ended June 30, 2022.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

	Level 3 Assets	Level 3 Liabilities
For the six months ended June 30, 2021	Nord Pool swaps	LME forward financial sales contracts	FX swaps
Balance as of January 1, 2021	$—	$2.9	$0.1
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(20.3)	0.0
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	1.5	(1.0)	(0.4)
Transfers out of Level 3(3)	—	0.5	(0.1)
Balance as of June 30, 2021	$1.5	(17.9)	$(0.4)

Change in unrealized gains (losses) (1)	$—	$(20.3)	0.0
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the six months ended June 30, 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.
Our announcement on June 22, 2022 to curtail operations of the Hawesville smelter represented a significant adverse change in the extent and manner in which this smelter will be used, and we accordingly evaluated the Hawesville asset group for recoverability. As the carrying value of the Hawesville asset group was determined to not be recoverable based on the estimated undiscounted cash flows expected to be generated over the life of the asset group, we wrote the asset group down to its estimated fair value of $15.0 million.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the inputs for this non-recurring fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding the significant unobservable inputs used:

Non-Recurring Level 3 Fair Value Measurements:			As of June 30, 2022
Asset / Liability	Valuation Technique	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input
Hawesville asset group	Market approach	Comparable transaction	$15.0	$15.0

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
The following table shows the basic and diluted earnings (loss) per share:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	For the three months ended June 30,
	2022			2021
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$37.4			$(35.1)
Less: net income allocated to participating securities	2.3			—
Basic EPS:
Net income (loss) allocated to common stockholders	$35.1	91.2	$0.38	$(35.1)	90.1	$(0.39)
Effect of Dilutive Securities(1):
Share-based compensation	(0.3)	1.6		—	—
Convertible senior notes	0.7	4.8		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$35.5	97.6	$0.36	$(35.1)	90.1	$(0.39)

	For the six months ended June 30,
	2022			2021
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$55.1			$(175.1)
Less: net income allocated to participating securities	3.3			—
Basic EPS:
Net income (loss) allocated to common stockholders	$51.8	91.2	$0.57	$(175.1)	90.1	$(1.94)
Effect of Dilutive Securities:
Share-based compensation	(0.5)	1.9		—	—
Convertible senior notes	1.4	4.8		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$52.7	97.9	$0.54	$(175.1)	90.1	$(1.94)

	Three months ended June 30,		Six months ended June 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2022	2021	2022	2021
Share-based compensation	—	2.4	—	2.4
Convertible preferred shares	5.9	6.3	5.9	6.3
Convertible senior notes	—	4.8	—	4.8

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
7.    Shareholders’ Equity
Common Stock
As of June 30, 2022 and December 31, 2021, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 98,456,895 shares were issued and 91,270,374 shares were outstanding at June 30, 2022, and 98,418,132 shares were issued and 91,231,611 shares were outstanding at December 31, 2021.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of June 30, 2022 and December 31, 2021, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At June 30, 2022 and December 31, 2021, there were 58,376 shares and 58,542 shares of Series A Convertible Preferred Stock outstanding, respectively.
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
The Common and Preferred Stock table below contains additional information about preferred stock conversions during the six months ended June 30, 2022 and June 30, 2021.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2021	58,542	7,186,521	91,231,611
Conversion of convertible preferred stock	(166)	—	16,635
Issuance for share-based compensation plans	—	—	22,128
Ending balance as of June 30, 2022	58,376	7,186,521	91,270,374

Beginning balance as of December 31, 2020	63,589	7,186,521	90,055,797
Conversion of convertible preferred stock	(315)	—	31,465
Issuance for share-based compensation plans	—	—	41,856
Ending balance as of June 30, 2021	63,274	7,186,521	90,129,118
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
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of June 30, 2022.
8.    Income Taxes
For the three months ended June 30, 2022 and June 30, 2021, we recorded an income tax expense of $42.3 million and an income tax benefit of $48.3 million, respectively, and for the six months ended June 30, 2022 and June 30, 2021, we recorded an income tax expense of $44.0 million and an income tax benefit of $50.6 million, respectively. The change is primarily due to improved operational results over the comparison period.
Our income tax benefit or expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance on domestic losses, causes a significant variation in the typical relationship between income tax expense/benefit and pre-tax accounting income/loss as reported on the consolidated statement of operations.
As of June 30, 2022, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
9.    Inventories

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$79.7	$132.9
Work-in-process	71.6	76.1
Finished goods	48.0	43.9
Operating and other supplies	216.6	172.7
Total inventories	$415.9	$425.6
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
10. Debt

	June 30, 2022	December 31, 2021
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	15.0	63.6
Iceland Revolving Credit Facility (3)	35.0	50.0
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.6 million at June 30, 2022(4)	39.4	—
7.5% senior secured notes due April 1, 2028, net of financing fees of $3.8 million at June 30, 2022, interest payable semiannually	246.2	245.8
2.75% convertible senior notes due May 1, 2028, net of financing fees of $2.1 million at June 30, 2022, interest payable semiannually	84.2	84.0
Total	$427.6	$451.2
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at June 30, 2022 was 1.05%.
(2) We have elected to incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2022 was 5.50%.
(3) We have elected to incur interest at LIBOR plus applicable margin as defined within the agreement. The interest rate at June 30, 2022 was 4.68%.
(4) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2022 was 4.53%.

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
As of June 30, 2022, the total estimated fair value of the 2028 Notes was $225.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of June 30, 2022, the conversion rate remains unchanged.
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
As of June 30, 2022, the if-converted value of the Convertible Notes does not exceed the outstanding principal amount.
As of June 30, 2022, the total estimated fair value of the Convertible Notes was $66.2 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries (the "Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (as amended from time to time, the "U.S. revolving credit facility"). On June 14, 2022 we amended our U.S. revolving credit facility, increasing our borrowing capacity to $250.0 million in the aggregate, including up to $150.0 million under a letter of credit sub-facility. The U.S. revolving credit facility matures on June 14, 2027.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At June 30, 2022, there were $15.0 million in outstanding borrowings and $84.4 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	June 30, 2022
Credit facility maximum amount	$250.0
Borrowing availability	250.0
Outstanding letters of credit issued	84.4
Outstanding borrowings	15.0
Borrowing availability, net of outstanding letters of credit and borrowings	150.6
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $80.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At June 30, 2022, there were $35.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024.

Status of our Iceland revolving credit facility:	June 30, 2022
Credit facility maximum amount	$80.0
Borrowing availability	80.0
Outstanding letters of credit issued	—
Outstanding borrowings	35.0
Borrowing availability, net of borrowings	45.0
Grundartangi Casthouse Facility
Our wholly-owned subsidiary, Grundartangi, has entered into an eight-year Term Facility Agreement with Arion Bank hf, dated November 2021, as amended (the "Casthouse Facility") to provide for borrowings up to $130.0 million associated with construction of the new billet casthouse at Grundartangi (the"casthouse project"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of June 30, 2022, there were $40.0 million in outstanding borrowings under this Casthouse Facility.
Surety Bond Facility

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2022, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
11.Commitments and Contingencies
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of June 30, 2022, $2.0 million is recorded in other current liabilities and $6.5 million is recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended June 30, 2022, or 2021. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. On April 26, 2022 EDF gave notice that it would no longer serve as the MISO Market Participant for Hawesville. The notice terminated EDF’s contract, effective May 31, 2023, to purchase power from MISO for resale to Kenergy, which then resells the power to Hawesville. Century is in discussions with other companies, currently authorized as MISO Market Participants, to replace EDF and expects to have a replacement Market Participant in place prior to the expiration of the contract with EDF.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. On April 26, 2022 EDF gave notice that it would no longer serve as the MISO Market Participant for Sebree. The notice terminated EDF’s contract, effective May 31, 2023, to purchase power from MISO for resale to Kenergy, which then resells the power to Sebree. Century is in discussions with other companies, currently authorized as MISO Market Participants, to replace EDF and expects to have a replacement Market Participant in place prior to the expiration of the contract with EDF.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Approximately 54% of our U.S. based work force is represented by USW. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.
Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of June 30, 2022, the principal and accrued interest for the contingent obligation was $28.8 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of June 30, 2022, the LME forward market prices do not exceed the threshold for payment. In addition, based on the current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
12.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	June 30, 2022	December 31, 2021
Defined benefit plan liabilities	$(85.1)	$(86.7)
Unrealized gain (loss) on financial instruments	1.8	1.9
Other comprehensive loss before income tax effect	(83.3)	(84.8)
Income tax effect (1)	2.4	2.5
Accumulated other comprehensive loss	$(80.9)	$(82.3)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2022	December 31, 2021
Defined benefit plan liabilities	$2.7	$2.9
Unrealized loss on financial instruments	(0.4)	(0.4)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, April 1, 2022	$(83.4)	$1.7	$(81.7)
Net amount reclassified to net income (loss)	0.8	0.0	0.8
Balance, June 30, 2022	$(82.6)	$1.7	$(80.9)

Balance, April 1, 2021	$(119.3)	$1.8	$(117.5)
Net amount reclassified to net income	1.2	(0.1)	1.1
Balance, June 30, 2021	$(118.1)	$1.7	$(116.4)

Balance, December 31, 2021	$(84.0)	$1.7	$(82.3)
Net amount reclassified to net loss	1.4	0.0	1.4
Balance, June 30, 2022	$(82.6)	$1.7	$(80.9)

Balance, December 31, 2020	$(120.6)	$1.8	$(118.8)
Net amount reclassified to net income (loss)	2.5	(0.1)	2.4
Balance, June 30, 2021	$(118.1)	$1.7	$(116.4)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended June 30,		Six months ended June 30,
AOCL Components	Location	2022	2021	2022	2021
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.5	$0.7	$0.9	$1.4
	Selling, general and administrative expenses	0.2	0.2	0.3	0.4
	Other operating expense, net	0.3	0.4	0.5	0.8
	Income tax effect	(0.1)	(0.1)	(0.2)	(0.2)
	Net of tax	$0.9	$1.2	$1.5	$2.4

Unrealized loss on financial instruments	Cost of goods sold	$(0.1)	$(0.1)	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$(0.1)	$(0.1)	$(0.1)	$(0.1)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
13. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$1.0	$0.9	$2.1	$2.3
Interest cost	2.6	2.4	5.1	4.8
Expected return on plan assets	(5.9)	(5.6)	(11.7)	(11.1)
Amortization of prior service costs	0.1	0.1	0.1	0.1
Amortization of net loss	1.0	1.5	1.7	3.0
Net periodic benefit cost	$(1.2)	$(0.7)	$(2.7)	$(0.9)

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$0.0	$0.0	$0.1	$0.1
Interest cost	0.6	0.6	1.3	1.2
Amortization of prior service cost	(0.5)	(0.8)	(1.0)	(1.6)
Amortization of net loss	0.3	0.5	0.8	1.1
Net periodic benefit cost	$0.4	$0.3	$1.2	$0.8

14. Derivatives
As of June 30, 2022, we had an open position of 109,566 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 97,500 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of June 30, 2022, we had 3,277 tonnes related to fixed for floating swaps that will settle monthly through February 2023.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). As of June 30, 2022, we had an open position of 1,536,700 MWh related to the Nord Pool power price swaps. The Nord Pool power price swaps are expected to settle monthly through December 2023. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of June 30, 2022, we had an open position related to the FX swaps of €43.1 million that will settle monthly through December 2023.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of June 30, 2022, we had an open position of 263,520 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
During the second quarter of 2022, we entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse denominated in these currencies ("casthouse currency hedges"). As of June 30, 2022, we had an open position related to the ISK casthouse swaps of $58.0 million that will settle monthly through July 2023. As of June 30, 2022, we had an open position related to the Euro casthouse swaps of $14.8 million that will settle monthly through February 2024.

Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of June 30,

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
2022, and December 31, 2021, the Company had recorded restricted cash of $1.3 million and $8.6 million, respectively, as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of June 30, 2022 and December 31, 2021, respectively:

	Asset Fair Value
	June 30, 2022	December 31, 2021
Commodity contracts (1)	$175.4	$42.9
Foreign exchange contracts (2)	—	—
Total	$175.4	$42.9

	Liability Fair Value
	June 30, 2022	December 31, 2021
Commodity contracts (1)	$61.4	$143.3
Foreign exchange contracts (2)	7.9	2.9
Total	$69.3	$146.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At June 30, 2022, $6.8 million of Due to affiliates and $9.4 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore. At December 31, 2021, $17.1 million of Due to affiliates, and $21.9 million of Due to affiliates - less current portion was related to commodity contract assets and liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.
The following table summarizes the net gain (loss) on forward and derivative contracts:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Commodity contracts(1)	$237.0	$(63.6)	$181.3	$(159.6)
Foreign exchange contracts	(5.2)	0.3	(6.2)	(1.8)
Total	$231.8	$(63.3)	$175.1	$(161.4)
(1) For the three months ended June 30, 2022, $65.2 million of the net gain was with Glencore, and for the three months ended June 30, 2021, $28.7 million of the net loss was with Glencore. For the six months ended June 30, 2022, $6.3 million of the net gain was with Glencore, and for the six months ended June 30, 2021, $53.5 million of the net loss was with Glencore.

15. Subsequent Events
On August 3, 2022, our wholly owned subsidiary, Mt. Holly Commerce Park LLC, entered into a binding agreement, subject to ordinary course conditions, to sell approximately 133 acres of land for $30.0 million. We previously formed the commerce park, located near our Mt. Holly smelter, to develop excess land at the site and to assist the county with bringing additional business and commerce to the area.

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
•Our assessment of alumina pricing, the outlook for when energy prices, both in the United States and Europe, may return to more normalized levels, costs associated with our other key raw materials, including supply and availability of key raw materials, including natural gas;
•The impact of the COVID-19 pandemic and governmental guidance and regulations aimed at addressing the pandemic, including any possible impact on our business, operations, financial condition, results of operation, global supply chains or workforce;
•The impact of the war in Ukraine, including any sanctions and export controls targeting Russia and businesses tied to Russia and to sanctioned entities and individuals, including any possible impact on our business, operations, financial condition, results of operations, and global supply chains;
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
•Our plans with regards to the timing of any restart of our Hawesville production, including costs associated with any such restart;
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
Recent Developments
Hawesville temporary curtailment
On June 22, 2022, we announced that we would temporarily idle our Hawesville smelter, as a direct result of historically high energy costs and declining LME prices. As part of this action, we issued a notice to most of the employees at the facility pursuant to the Worker Adjustment and Retraining Notification (“WARN”) Act regarding our intentions to temporarily curtail Hawesville plant operations by no later than August 20, 2022. We have since fully curtailed production at the facility and expect to continue to maintain the plant with the intention of restarting operations when market conditions permit, including energy prices returning to more normalized levels and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.

As the curtailment represents a significant adverse change in the extent and manner in which the Hawesville smelter will be used, we accordingly evaluated the Hawesville asset group for recoverability. As the carrying value of the Hawesville asset group was determined to not be recoverable based on the estimated undiscounted cash flows expected to be generated over the life of the asset group, an impairment charge of $159.4 million was recognized to write down the asset group to its estimated fair value. We also recognized $8.2 million of expense during the second quarter related to accrual of payouts to employees for wages and severance, triggered by our issuance of the WARN notice.
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
The aluminum price is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. Information regarding financial contracts is included in Note 14. Derivatives and risks associated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We have seen a decline in the pricing of aluminum in the second quarter of 2022, when compared to the aluminum prices that were generally increasing throughout 2021 and during the first quarter of 2022. The average LME price for primary aluminum was $2,882 per tonne for the second quarter of 2022, compared to $3,267 per tonne in the first quarter of 2022, $2,475 per tonne in 2021, and $1,702 per tonne in 2020. The average MWP price was $805 per tonne for the second quarter of 2022, compared to $794 per tonne for the first quarter of 2022, $581 per tonne in 2021, and $267 per tonne in 2020. The average EDPP price was $604 per tonne for the second quarter of 2022, compared to $489 per tonne for the first quarter of 2022, $272 per tonne in 2021, and $126 per tonne in 2020.

Cyber incursion
On February 16, 2022, we detected a cyber incursion affecting some of the servers supporting our global operations. The Company took immediate action by shutting down all impacted information systems and activating the Company's internal response procedures and quickly restored all of our information systems and rectified all impacts of the incursion. The total financial statement impact of the cyber incursion, both with respect to costs incurred in response and impacts to production, is not material.
Results of Operations
The following discussion for the three and six months ended June 30, 2022 reflects no change in production capacities at our operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.

Electrical power, alumina, carbon products and labor are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See “Item 1A. Risk Factors - Increases in energy costs adversely affect our business, financial position, results of operations and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2021. Power costs at our Kentucky plants are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction in April. Our expected capacity demand costs for power are expected to be approximately $11.5 million per quarter after June 1, 2022 (notwithstanding the curtailment at Hawesville), in addition to the market price of power used.

The recent increase in energy costs have adversely affected our business, and are expected to continue to adversely affect our business over the near term until power prices return to more normalized levels and/or LME prices improve. Increased domestic energy costs have resulted in the curtailment of our Hawesville facility as described above. In Europe, increased energy prices affect both our Grundartangi operations (a portion of our power is linked to the Nord Pool power market) and our Vlissengen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe is materially dependent upon imported natural gas from Russia, and the threat of Russia further reducing or terminating natural gas supply to Europe creates uncertainty with respect to the price and availability of natural gas, which could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended		Six months ended
	Sequential		Year-to-date
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(in millions, except per share data)
NET SALES:
Related parties	$483.5	$433.1	$916.6	574.7
Other customers	373.1	320.5	693.6	397.3
Total net sales	856.6	753.6	1,610.2	972.0
Gross profit (loss)	15.9	93.2	109.1	0.2
Net income (loss)	37.4	17.7	55.1	(175.1)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.38	$0.18	$0.57	$(1.94)
Diluted	$0.36	$0.18	$0.54	$(1.94)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2022
2nd Quarter	139,630	$564.8	74,454	$273.2	214,084	$838.0
1st Quarter	134,953	$494.8	76,458	$247.5	211,411	$742.3

2021
2nd Quarter	112,792	$314.0	78,102	$180.1	190,894	$494.1
1st Quarter	116,437	$275.6	79,260	$164.2	195,697	$439.8
    (1) Excludes scrap aluminum and alumina sales.

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net sales	$856.6	$753.6	$1,610.2	$972.0

Net sales (excluding alumina sales) increased by $89.3 million for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, primarily driven by favorable LME and premium price realizations of $92.9 million and favorable volume of $5.7 million, offset by unfavorable sales mix of $9.4 million.

Net sales (excluding alumina sales) increased by $638.2 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by favorable LME and premium price realizations of $512.0 million and favorable volume of $130.2 million.

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Gross profit (loss)	$15.9	$93.2	$109.1	$0.2

Gross profit decreased by $77.4 million for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, primarily driven by unfavorable raw material price realization of $69.4 million, unfavorable power price realization of $58.3 million, unfavorable sales mix of $8.4 million, and increased operating costs of $39.3 million, partially offset by favorable metal price realization of $92.9 million and favorable volume of $1.3 million.

Gross profit increased by $108.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by favorable metal price realization of $512.0 million, favorable sales mix of $39.1 million, and favorable volume of $26.3 million, offset by unfavorable raw material price realization of $225.0 million, unfavorable power price realization of $192.0 million, and increased operating costs of $56.0 million.

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Asset impairment charge	$159.4	$—	$159.4	$—

An asset impairment charge of $159.4 million was recognized in the period ended June 30, 2022 as a result of the temporary curtailment of the Hawesville facility, announced during June 2022. As the curtailment represents a significant adverse change in the extent and manner in which Hawesville will be used, we accordingly evaluated the Hawesville asset group for recoverability which resulted in the recognized impairment charge of $159.4 million.

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Selling, general and administrative expenses	$5.8	$11.7	$17.5	$24.8

Selling, general and administrative expenses decreased by $5.9 million for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, primarily driven by a reduction in share-based compensation costs resulting from the reduction the Company's stock price quarter over quarter.

Selling, general and administrative expenses decreased by $7.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by a reduction in share-based compensation costs during 2022 resulting from the reduction the Company's stock price quarter over quarter.

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net gain (loss) on forward and derivative contracts	$231.8	$(56.7)	$175.1	$(162.5)

Net gain (loss) on forward and derivative contracts increased by $288.5 million from a loss of $56.7 million for the three months ended March 31, 2022 to a gain of $231.8 million for the three months ended June 30, 2022, primarily driven by decreases in LME and MWP forward prices, and increased gains on Nord Pool derivative contracts due to Nord Pool power forward price increases.

Net gain (loss) on forward and derivative contracts increased by $337.6 million from a loss of $162.5 million for the six months ended June 30, 2021 to a gain of $175.1 million for the six months ended June 30, 2022, primarily driven by decreases in LME and MWP forward prices, and increased gains on Nord Pool derivative contracts due to Nord Pool power forward price increases.

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Income tax benefit (expense)	$(42.3)	$(1.7)	$(44.0)	$50.6
For the three months ended June 30, 2022, income tax expense increased by $40.6 million compared to the three months ended March 31, 2022, primarily driven by improved operating results at Grundartangi and favorable LME price realization.
For the six months ended June 30, 2022, income tax expense increased by $94.6 million compared to the six months ended June 30, 2021, primarily driven by favorable LME price realization. See Note 8. Income Taxes to the consolidated financial statements included herein for additional information.

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

We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of June 30, 2022, we had cash and cash equivalents of approximately $30.0 million and unused availability under our revolving credit facilities of $195.6 million, resulting in a total liquidity position of approximately $225.6 million.
Available Cash
Our available cash and cash equivalents balance at June 30, 2022 was $30.0 million compared to $29.0 million at December 31, 2021.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Six months ended June 30,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$68.6	$(87.9)
Net cash used in investing activities	(51.7)	(25.9)
Net cash provided by (used in) financing activities	(25.1)	39.7
Change in cash, cash equivalents and restricted cash	$(8.2)	$(74.1)

The change from net cash used in operating activities during the six months ended June 30, 2021 to net cash provided by operating activities during the six months ended June 30, 2022 was primarily driven by net income during the first half of 2022, partially offset by changes in working capital. The changes in working capital are primarily attributable to timing of receivable collections, timing of raw material receipts, and pricing increases.

The increase in net cash used in investing activities was primarily due to higher spending on capital projects during the six months ended June 30, 2022, driven by capital investments in the Mt. Holly restart project and the Grundartangi casthouse project.

The change from net cash provided by financing activities to net cash used in financing activities was primarily due to increased repayments on the revolving credit facilities.
Availability Under Our Credit Facilities
The U.S. revolving credit facility, dated May 2018 (as amended, the "U.S. revolving credit facility"), previously provided for borrowings of up to $220.0 million, including up to $110.0 million under a letter of credit sub-facility. In June 2022, we entered into a Fourth Amendment to our existing $220.0 million U.S. revolving credit facility, increasing the maximum capacity from $220.0 million to $250.0 million, including up to $150.0 million under a letter of credit sub-facility. The U.S. revolving credit facility matures in June 2027. Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. We are still evaluating the impact of the Hawesville curtailment on the borrowing base. As of June 30, 2022, our U.S. revolving credit facility had a borrowing base of $250.0 million, $15.0 million in borrowings and $84.4 million in letters of credit outstanding. Of the outstanding letters of credit, $49.1 million are related to our power commitments, $15.4 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of June 30, 2022, our Iceland revolving credit facility had a borrowing base of $80.0 million and $35.0 million in outstanding borrowings.
As of June 30, 2022, our credit facilities had $195.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base, but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate equal to USD LIBOR 3 month plus an applicable margin. As of June 30, 2022 there were $40.0 million in borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2022, we were in compliance with all such covenants.
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
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of June 30, 2022, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	June 30, 2022	December 31, 2021
Current assets	$398.9	$395.3
Non-current assets	731.5	935.3
Current liabilities	326.3	375.1
Non-current liabilities	508.3	556.1

Six months ended June 30, 2022
Net sales	$1,089.5
Gross profit (loss)	51.1
Income (loss) before income taxes	(106.1)
Net income (loss)	55.1

As of June 30, 2022 and December 31, 2021, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $14.2 million and $15.1 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $488.6 million and $544.2 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of June 30, 2022, the principal and accrued interest for the contingent obligation was $28.8 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of June 30, 2022, based on the LME forward market prices and our expected level of Hawesville operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three months ended June 30, 2022, and 2021. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.

Section 232 Aluminum Tariff

On March 23, 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security and incentivize the restart of primary aluminum production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense.  In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff, with the exception of imports from Australia, Canada and Mexico. Additionally, primary aluminum imports from Argentina are allowed up to an annual quota limit of 169,000 metric tonnes, the first 18,000 metric tonnes of imports from the European Union and the first 900 metric tonnes of imports from the United Kingdom are also allowed duty free. Imports that receive a product exclusion from the Department of Commerce may also enter the US duty free. In July 2022, the International Trade Commission (ITC) initiated a review of the Section 301 and 232 duties as required by law every four years. The process will conclude no later than March 15, 2023.
Other Items

During 2021, we initiated efforts to restart the curtailed capacity at our Mt. Holly facility. The project was completed during the second quarter of 2022, resulting in total production of 75% of Mt. Holly’s full capacity.

During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is expected to continue through the second half of 2023. The Grundartangi casthouse project will be fully funded through the Casthouse Facility. The project is progressing and is expected to be completed on-time, subject to market conditions.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2019, 2020, and 2021. As of June 30, 2022, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At June 30, 2022, we had $2.0 million in other current liabilities and $6.5 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the six months ended June 30, 2022 were $11.5 million, excluding expenditures of $15.8 million associated with the restart project at Mt. Holly and $15.2 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2022, excluding the Mt. Holly restart project and the Grundartangi casthouse project, will be approximately $30.0 million related to our ongoing investment and sustainability projects at our plants.

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
Electrical Power Price Sensitivity
Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Given our market-based power supply agreements, we have electrical power price risk for our operations, whether due to fluctuations in the price of power (whether it be the cost of energy itself, generation capacity costs, or transmission costs) available on the MISO or Nord Pool power markets or the price of natural gas. Transmission line outages, reduction in power production by power suppliers, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any disruptions in supply of natural gas or coal, increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative asset and liabilities as of June 30, 2022 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at June 30, 2022. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$175.4	$142.4
Total	$175.4	$142.4

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$61.4	$87.7
Foreign exchange contracts (2)	7.9	19.7
Total	$69.3	$107.4
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps and Indiana Hub power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at June 30, 2022, refer to Note 11. Commitments and Contingencies to the consolidated financial statements included herein.
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

During the quarter ended June 30, 2022, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $693 million for the quarter ended June 30, 2022.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2022 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1
Amendment No. 4, dated as of June 14, 2022 to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	June 16, 2022	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 9, 2022	By:	/s/ MICHELLE M. HARRISON
Michelle M. Harrison
Senior Vice President, Finance and Treasurer (Principal Financial Officer)

Date:	August 9, 2022	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)