Form 10-Q
period 2022-09-30
CENTURY ALUMINUM CO
filed 2022-11-07
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
(Nasdaq Global Select Market)
The registrant had 91,347,229 shares of common stock outstanding at November 4, 2022.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
NET SALES:
Related parties	$404.9	$350.6	$1,321.5	$925.3
Other customers	232.3	230.8	925.9	628.1
Total net sales	637.2	581.4	2,247.4	1,553.4
Cost of goods sold	680.2	526.8	2,181.3	1,498.6
Gross profit (loss)	(43.0)	54.6	66.1	54.8
Selling, general and administrative expenses	8.7	14.2	26.2	39.0
Asset impairment	—	—	159.4	—
Other operating (income) expense - net	(0.2)	0.1	0.2	0.3
Operating income (loss)	(51.5)	40.3	(119.7)	15.5
Interest expense – Hawesville term loan	—	(0.6)	—	(1.1)
Interest expense	(7.9)	(6.1)	(20.9)	(22.6)
Interest income	0.1	—	0.2	0.2
Net gain (loss) on forward and derivative contracts	112.6	(76.7)	287.7	(239.2)
Loss on early extinguishment of debt	—	—	—	(24.7)
Other income (expense) - net	11.6	(2.5)	16.7	0.6
Income (loss) before income taxes	64.9	(45.6)	164.0	(271.3)
Income tax (expense) benefit	(20.6)	(6.8)	(64.6)	43.8
Income (loss) before equity in earnings of joint ventures	44.3	(52.4)	99.4	(227.5)
Equity in earnings (losses) of joint ventures	(0.0)	0.0	(0.0)	0.0
Net income (loss)	$44.3	$(52.4)	$99.4	$(227.5)
Less: net income allocated to participating securities	2.7	—	6.0	—
Net income (loss) allocated to common stockholders	$41.6	$(52.4)	$93.4	$(227.5)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.46	$(0.58)	$1.02	$(2.52)
Diluted	0.43	$(0.58)	$0.97	$(2.52)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	91.3	90.1	91.3	90.1
Diluted	97.3	90.1	97.6	90.1
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Comprehensive income (loss):
Net income (loss)	$44.3	$(52.4)	$99.4	$(227.5)
Other comprehensive income (loss) before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	0.0	0.0	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
OPEB curtailment gain, net	(8.0)	—	(8.0)	—
Amortization of prior service benefit during the period	(0.3)	(0.8)	(1.2)	(2.4)
Amortization of net loss during the period	1.1	2.1	3.6	6.3
Other comprehensive income (loss) before income tax effect	(7.2)	1.3	(5.7)	3.8
Income tax effect	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss)	(7.3)	1.2	(5.9)	3.6
Total comprehensive income (loss)	$37.0	$(51.2)	$93.5	$(223.9)

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$64.8	$29.0
Restricted cash	1.2	11.7
Accounts receivable - net	72.1	80.6
Due from affiliates	14.7	8.3
Inventories	383.2	425.6
Derivative assets, current	198.1	34.8
Prepaid and other current assets	24.5	28.2
Total current assets	758.6	618.2
Property, plant and equipment - net	740.9	892.5
Due from affiliates - less current portion	0.2	—
Derivative assets - less current portion	29.9	8.1
Other assets	54.0	51.1
TOTAL	$1,583.6	$1,569.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$170.9	$186.5
Due to affiliates	15.1	65.8
Accrued and other current liabilities	66.0	62.7
Derivative liabilities	22.6	102.1
Accrued employee benefits costs	10.2	8.9
U.S. revolving credit facility	63.5	63.6
Iceland revolving credit facility	50.0	50.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	406.1	547.4
Senior notes payable	246.4	245.8
Convertible senior notes payable	84.3	84.0
Grundartangi casthouse debt facility	39.4	—
Accrued pension benefits costs - less current portion	24.1	28.6
Accrued postretirement benefits costs - less current portion	90.9	93.3
Other liabilities	39.7	46.3
Leases - right of use liabilities	19.8	22.9
Due to affiliates - less current portion	4.5	21.9
Deferred taxes	111.8	58.7
Total noncurrent liabilities	660.9	601.5
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,537.6	2,535.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(88.2)	(82.3)
Accumulated deficit	(1,847.5)	(1,946.9)
Total shareholders’ equity	516.6	421.0
TOTAL	$1,583.6	$1,569.9
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$99.4	$(227.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on derivative instruments	(302.3)	160.6
OPEB curtailment gain, net	(8.0)	—
Lower of cost or NRV inventory adjustment	46.5	—
Depreciation and amortization	57.5	62.4
Loss on early extinguishment of debt	—	24.7
Deferred tax provision (benefit)	52.3	(40.9)
Asset impairment	159.4	—
Other non-cash items -- net	(12.5)	2.6
Change in operating assets and liabilities:
Accounts receivable -- net	8.5	(27.6)
Due from affiliates	(5.6)	(1.7)
Inventories	(4.1)	(52.2)
Prepaid and other current assets	5.6	(4.8)
Accounts payable, trade	(9.6)	46.7
Due to affiliates	(34.0)	43.1
Accrued and other current liabilities	12.5	3.5
Ravenswood retiree medical settlement	(2.0)	(2.0)
Other -- net	(6.4)	1.0
Net cash provided by (used in) operating activities	57.2	(12.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(70.2)	(45.7)
Proceeds from sales of property, plant & equipment	0.1	0.0
Net cash used in investing activities	(70.1)	(45.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2025	—	(250.0)
Early redemption and tender premiums paid	—	(18.1)
Proceeds from issuance of Senior Notes due 2028	—	250.0
Proceeds from issuance of Convertible Senior Notes	—	86.3
Repayments on Hawesville term loan	—	(15.0)
Borrowings under revolving credit facilities	910.2	644.2
Repayments under revolving credit facilities	(910.4)	(641.8)
Debt issuance costs	(1.6)	(7.5)
Purchases of capped calls related to Convertible Senior Notes	—	(5.7)
Borrowings under Grundartangi casthouse debt facility	40.0	—
Net cash provided by financing activities	38.2	42.4
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25.3	(15.4)
Cash, cash equivalents and restricted cash, beginning of period	40.7	84.3

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2022	2021
Cash, cash equivalents and restricted cash, end of period	$66.0	$68.9

Supplemental Cash Flow Information:
Cash paid for:
Interest	$14.0	$26.0
Taxes	1.9	0.0
Non-cash investing activities:
Capital expenditures	1.1	6.1
Capitalized interest	3.4	0.8

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Three months ended September 30, 2022
Balance, June 30, 2022	$0.0	$1.0	$2,537.0	$(86.3)	$(80.9)	$(1,891.8)	$479.0
Net income (loss)	0.0	—	—	—	—	44.3	44.3
Other comprehensive income (loss)	—	—	—	—	(7.3)	—	(7.3)
Share-based compensation	0.0	0.0	0.6	—	—	—	0.6
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, September 30, 2022	$0.0	$1.0	$2,537.6	$(86.3)	$(88.2)	$(1,847.5)	$516.6

Three months ended September 30, 2021
Balance, June 30, 2021	$0.0	$1.0	$2,527.0	$(86.3)	$(116.4)	$(1,954.9)	$370.4
Net income (loss)	—	—	—	—	—	(52.4)	(52.4)
Other comprehensive income (loss)	—	—	—	—	1.2	—	1.2
Share-based compensation	0.0	0.0	1.0	—	—	—	1.0
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, September 30, 2021	$0.0	$1.0	$2,528.0	$(86.3)	$(115.2)	$(2,007.3)	$320.2

	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Nine Months Ended September 30, 2022
Balance, December 31, 2021	$0.0	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0
Net income (loss)	—	—	—	—	—	99.4	99.4
Other comprehensive income (loss)	—	—	—	—	(5.9)	—	(5.9)
Share-based compensation	0.0	0.0	2.1	—	—	—	2.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, September 30, 2022	$0.0	$1.0	$2,537.6	$(86.3)	$(88.2)	$(1,847.5)	$516.6

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net income (loss)	—	—	—	—	—	(227.5)	(227.5)
Other comprehensive income (loss)	—	—	—	—	3.6	—	3.6
Share-based compensation	—	0.0	2.6	—	—	—	2.6
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0

Capped call premiums	—	—	(4.6)	—	—	—	(4.6)
Balance, September 30, 2021	$0.0	$1.0	$2,528.0	$(86.3)	$(115.2)	$(2,007.3)	$320.2

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Nine months ended September 30, 2022 and 2021
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
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
As the curtailment represents a significant adverse change in the extent and manner in which the Hawesville smelter will be used, we accordingly evaluated the Hawesville asset group for recoverability. As the carrying value of the Hawesville asset group was determined to not be recoverable based on the estimated undiscounted cash flows expected to be generated over the life of the asset group, an impairment charge of $159.4 million was recognized to write down the asset group to its estimated fair value of $15.0 million. We classified the estimated remaining fair value of the long lived assets within Level 3 of the fair value hierarchy as its fair value was determined based on recent comparable transactions with inputs that are not readily observable in the market. We recognized $12.6 million of expense through the third quarter related to wages and severance triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash other postretirement benefits ("OPEB") curtailment gain, net totaling $8.0 million for the three and nine months ended September 30, 2022. See Note 13. Components of net periodic benefit cost to the consolidated financial statements included herein for additional information.
3.Related Party Transactions
The significant related party transactions occurring during the nine months ended September 30, 2022 and 2021 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of September 30, 2022, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.3% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 7. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Sales to Glencore
For the three months ended September 30, 2022 and 2021, we derived approximately 63.5% and 60.3%, respectively, of our consolidated net sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and nine months ended September 30, 2022, we recorded $4.9 million and $18.8 million of revenue related to alumina sales to Glencore, respectively. For the three and nine months ended September 30, 2021, we recorded $5.5 million and $16.9 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended September 30, 2022 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 14. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales to Glencore	$404.9	$350.6	$1,321.5	$925.3
Purchases from Glencore(1)	56.0	78.3	268.5	230.1

(1) Includes settlements of financial contract positions.
4.Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$353.5	$373.8	$1,443.0	$997.9
Iceland	283.7	207.6	804.4	555.5
Total	$637.2	$581.4	$2,247.4	$1,553.4

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
•Level 3 Inputs - significant unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$9.3	$—	$—	$9.3
Trust assets (1)	0.6	—	—	0.6
Derivative instruments	—	225.7	3.3	229.0
TOTAL	$9.9	$225.7	$3.3	$238.9

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	27.8	2.3	30.1
TOTAL	$—	$27.8	$2.3	$30.1

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$14.2	$—	$—	$14.2
Trust assets (1)	0.1	—	—	0.1
Derivative instruments	—	42.6	0.2	42.8
TOTAL	$14.3	$42.6	$0.2	$57.1

LIABILITIES:
Contingent obligation – net	$—	$—	$—	$—
Derivative instruments	—	140.9	5.3	146.2
TOTAL	$—	$140.9	5.3	$146.2

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
The following table presents the inputs for recurring fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Recurring Level 3 Fair Value Measurements:				As of September 30, 2022		As of December 31, 2021
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$0.9	8.58%	$(5.1)	8.58%
FX swaps	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	$—	8.58%	$(0.2)	8.58%
Casthouse currency hedges	Discounted cash flows	Euro/USD forward exchange rate; ISK/USD forward exchange rate	Discount rate net (1)	$—	8.58%	$—	—%
Nord Pool swaps	Discounted cash flows	Quoted Nord Pool forward market	Discount rate net (1)	$—	8.58%	$0.2	8.58%
Contingent obligation	Discounted cash flows	Quoted LME forward market	Expected monthly Hawesville production level (2)	$—	0 MT/month	$—	14,000 - 15,000 MT/month
(1) Represents risk adjusted discount rate.
(2) Represents management's estimate of expected monthly Hawesville production levels through the term of the agreement in December 2028.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

For the three months ended September 30, 2022	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	LME forward financial sales contracts	Casthouse currency hedges
Balance as of July 1, 2022	$1.6	$(3.8)	$0.0
Total realized/unrealized gains (losses)
Included in Net Income (1)	1.6	1.5	—
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (3)	—	—	0.0
Balance as of September 30, 2022	$3.2	$(2.3)	$0.0

Change in unrealized gains (losses) (1)	$1.6	$1.5	$—

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the third quarter of 2022.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

	Level 3 Assets	Level 3 Liabilities
For the three months ended September 30, 2021	Nord Pool swaps	LME forward financial sales contracts	FX swaps
Balance as of July 1, 2021	$1.5	$(17.9)	$(0.4)
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(7.7)	(0.5)
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3(3)	(1.5)	11.0	—
Balance as of September 30, 2021	$—	(14.6)	$(0.9)

Change in unrealized gains (losses) (1)	$—	$(7.7)	$(0.5)
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the third quarter of 2021.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

For the nine months ended September 30, 2022	Level 3 Assets		Level 3 Liabilities
	LME forward financial sales contracts	Nord Pool swaps	LME forward financial sales contracts	FX swaps	Casthouse currency hedges
Balance as of January 1, 2022	$—	$0.2	$(5.1)	$(0.2)	$—
Total realized/unrealized gains (losses)
Included in Net Income (1)	1.6	—	5.3	—	—
Purchases, sales, settlements
Purchases					—
Sales					—
Settlements					—
Transfers into Level 3 (2)	1.6	—	(2.5)	—	0.0
Transfers out of Level 3 (3)	—	(0.2)	—	0.2	—
Balance as of September 30, 2022	$3.2	$—	$(2.3)	$—	$0.0

Change in unrealized gains (losses) (1)	$1.6	$—	$5.3	$—	$—

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the nine months ended September 30, 2022.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

	Level 3 Assets	Level 3 Liabilities
For the nine months ended September 30, 2021	Nord Pool swaps	LME forward financial sales contracts	FX swaps
Balance as of January 1, 2021	$—	$2.9	$0.1
Total realized/unrealized gains (losses)
Included in net income (loss) (1)	—	(28.0)	(0.5)
Purchases, sales, settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3 (2)	1.5	(1.0)	(0.4)
Transfers out of Level 3(3)	(1.5)	11.5	(0.1)
Balance as of September 30, 2021	$—	(14.6)	$(0.9)

Change in unrealized gains (losses) (1)	$—	$(28.0)	$(0.5)
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the nine months ended September 30, 2021.
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
The following table presents the inputs for this non-recurring fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding the significant unobservable inputs used:

Non-Recurring Level 3 Fair Value Measurements:			As of September 30, 2022
Asset / Liability	Valuation Technique	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input
Hawesville asset group	Market approach	Comparable transaction	$15.0	$15.0

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
The following table shows the basic and diluted earnings (loss) per share:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	For the three months ended September 30,
	2022			2021
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$44.3			$(52.4)
Less: net income allocated to participating securities	2.7			—
Basic EPS:
Net income (loss) allocated to common stockholders	$41.6	91.3	$0.46	$(52.4)	90.1	$(0.58)
Effect of Dilutive Securities(1):
Share-based compensation	(0.4)	1.4		—	—
Convertible senior notes	0.7	4.6		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$41.9	97.3	$0.43	$(52.4)	90.1	$(0.58)

	For the nine months ended September 30,
	2022			2021
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income (loss)	$99.4			$(227.5)
Less: net income allocated to participating securities	6.0			—
Basic EPS:
Net income (loss) allocated to common stockholders	$93.4	91.3	$1.02	$(227.5)	90.1	$(2.52)
Effect of Dilutive Securities:
Share-based compensation	(1.2)	1.7		—	—
Convertible senior notes	2.1	4.6		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders with assumed conversion	$94.3	97.6	$0.97	$(227.5)	90.1	$(2.52)

	Three months ended September 30,		Nine months ended September 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2022	2021	2022	2021
Share-based compensation	—	2.5	—	2.5
Convertible preferred shares	5.8	6.3	5.8	6.3
Convertible senior notes	—	4.8	—	4.8

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
7.    Shareholders’ Equity
Common Stock
As of September 30, 2022 and December 31, 2021, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 98,533,750 shares were issued and 91,347,229 shares were outstanding at September 30, 2022, and 98,418,132 shares were issued and 91,231,611 shares were outstanding at December 31, 2021.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of September 30, 2022 and December 31, 2021, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At September 30, 2022 and December 31, 2021, there were 58,046 shares and 58,542 shares of Series A Convertible Preferred Stock outstanding, respectively.
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
The Common and Preferred Stock table below contains additional information about preferred stock conversions during the nine months ended September 30, 2022 and September 30, 2021.

	Preferred stock	Common stock
Common and Preferred Stock Activity (in shares):	Series A Convertible	Treasury	Outstanding
Beginning balance as of December 31, 2021	58,542	7,186,521	91,231,611
Conversion of convertible preferred stock	(496)	—	49,617
Issuance for share-based compensation plans	—	—	66,001
Ending balance as of September 30, 2022	58,046	7,186,521	91,347,229

Beginning balance as of December 31, 2020	63,589	7,186,521	90,055,797
Conversion of convertible preferred stock	(315)	—	31,465
Issuance for share-based compensation plans	—	—	41,856
Ending balance as of September 30, 2021	63,274	7,186,521	90,129,118
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
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and we have $43.7 million remaining under the repurchase program authorization as of September 30, 2022.
8.    Income Taxes
For the three months ended September 30, 2022 and September 30, 2021, we recorded an income tax expense of $20.6 million and $6.8 million, respectively, and for the nine months ended September 30, 2022 and September 30, 2021, we recorded an income tax expense of $64.6 million and an income tax benefit of $43.8 million, respectively. The change is primarily due to improved operational results over the comparison period.
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
As of September 30, 2022, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
The Inflation Reduction Act of 2022 was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 was signed into law on August 9, 2022. These laws implement new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. As of September 30, 2022, we do not anticipate any material impact of these provisions which are effective January 1, 2023. The two acts also provide various tax credits, several of which are transferable or refundable, for the investment in or production of clean-energy effective January 1, 2023. Century will continue to evaluate potential tax benefits available under the acts as additional guidance is issued in future periods.
9.    Inventories

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$62.7	$132.9
Work-in-process	56.2	76.1
Finished goods	41.0	43.9
Operating and other supplies	223.3	172.7
Total inventories	$383.2	$425.6
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
10. Debt

	September 30, 2022	December 31, 2021
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	63.5	63.6
Iceland Revolving Credit Facility (3)	50.0	50.0
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.6 million at September 30, 2022(4)	39.4	—
7.5% senior secured notes due April 1, 2028, net of financing fees of $3.6 million at September 30, 2022, interest payable semiannually	246.4	245.8
2.75% convertible senior notes due May 1, 2028, net of financing fees of $2.0 million at September 30, 2022, interest payable semiannually	84.3	84.0
Total	$491.4	$451.2
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at September 30, 2022 was 2.60%.
(2) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2022 was 6.75%.
(3) We incur interest at LIBOR plus applicable margin as defined within the agreement. The interest rate at September 30, 2022 was 6.62%.
(4) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2022 was 6.03%.

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
As of September 30, 2022, the total estimated fair value of the 2028 Notes was $223.8 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of September 30, 2022, the conversion rate remains unchanged.
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
As of September 30, 2022, the if-converted value of the Convertible Notes does not exceed the outstanding principal amount.
As of September 30, 2022, the total estimated fair value of the Convertible Notes was $54.3 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At September 30, 2022, there were $63.5 million in outstanding borrowings and $39.9 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	September 30, 2022
Credit facility maximum amount	$250.0
Borrowing availability	190.3
Outstanding letters of credit issued	39.9
Outstanding borrowings	63.5
Borrowing availability, net of outstanding letters of credit and borrowings	86.9
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $80.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At September 30, 2022, there were $50.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024.

Status of our Iceland revolving credit facility:	September 30, 2022
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	50.0
Borrowing availability, net of borrowings	50.0
Grundartangi Casthouse Facility
Our wholly-owned subsidiary, Grundartangi, has entered into an eight-year Term Facility Agreement with Arion Bank hf, dated November 2021, as amended (the "Casthouse Facility") to provide for borrowings up to $130.0 million associated with construction of the new billet casthouse at Grundartangi (the"casthouse project"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of September 30, 2022, there were $40.0 million in outstanding borrowings under the Casthouse Facility.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2022, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, has entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility will bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of September 30, 2022, there were no outstanding borrowings under the Iceland Term Facility.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of September 30, 2022, $2.0 million is recorded in other current liabilities and $4.7 million is recorded in other liabilities.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended September 30, 2022, or 2021. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.
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

In connection with the temporary curtailment of production at Hawesville, energy use at the smelter has been significantly reduced. However, such reduction in energy use does not reduce Hawesville’s capacity payment obligation to MISO which extends through May 2023.
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
Mt. Holly
Century Aluminum of South Carolina, Inc. has a power supply agreement with Santee Cooper that has an effective term from April 1, 2021 through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract provides sufficient energy to allow Mt. Holly to produce at 75% of full production capacity.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR") to provide power to its Grundartangi smelter. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with HS and OR provide power at LME-based variable rates for the duration of these agreements. In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract that would have expired in December 2023. Under the terms of the extension, Landsvirkjun will continue to supply power to Grundartangi from January 1, 2024 through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant, including the Grundartangi casthouse project. In September 2022, this agreement was amended to provide for 42 MW at a fixed price and 119 MW at rates linked to Nord Pool plus transmission through 2023 and beginning January 1, 2024 through December 31, 2026, this agreement allows for fixed rates plus a small variable rate portion of the full 182 MW. Grundartangi also has a 25 MW power purchase agreement with Landsvirkjun at LME-based variable rates.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 58% of our total workforce.
Approximately 87% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2024.
100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through November 30, 2022. On September 22, 2022, a new labor agreement was reached which will go into effect on December 1, 2022, and expire on May 31, 2024.

Approximately 42% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.
Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of September 30, 2022, the principal and accrued interest for the contingent obligation was $29.1 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of September 30, 2022, the LME forward market prices do not exceed the threshold for payment. In addition, based on the current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
12.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	September 30, 2022	December 31, 2021
Defined benefit plan liabilities	$(92.3)	$(86.7)
Unrealized gain (loss) on financial instruments	1.8	1.9
Other comprehensive loss before income tax effect	(90.5)	(84.8)
Income tax effect (1)	2.3	2.5
Accumulated other comprehensive loss	$(88.2)	$(82.3)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2022	December 31, 2021
Defined benefit plan liabilities	$2.6	$2.9
Unrealized loss on financial instruments	(0.4)	(0.4)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, July 1, 2022	$(82.6)	$1.7	$(80.9)
Net amount reclassified to net income (loss)	(7.3)	0.0	(7.3)
Balance, September 30, 2022	$(89.9)	$1.7	$(88.2)

Balance, July 1, 2021	$(118.1)	$1.7	$(116.4)
Net amount reclassified to net income (loss)	1.2	0.0	1.2
Balance, September 30, 2021	$(116.9)	$1.7	$(115.2)

Balance, December 31, 2021	$(84.0)	$1.7	$(82.3)
Net amount reclassified to net income (loss)	(5.9)	0.0	(5.9)
Balance, September 30, 2022	$(89.9)	$1.7	$(88.2)

Balance, December 31, 2020	$(120.6)	$1.8	$(118.8)
Net amount reclassified to net income (loss)	3.7	(0.1)	3.6
Balance, September 30, 2021	$(116.9)	$1.7	$(115.2)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2022	2021	2022	2021
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.4	$0.7	$1.3	$2.2
	Other income (expense) - net	(8.0)	—	(8.0)	—
	Selling, general and administrative expenses	0.2	0.2	0.5	0.6
	Other operating (income) expense - net	0.2	0.4	0.7	1.2
	Income tax effect	(0.1)	(0.1)	(0.3)	(0.3)
	Net of tax	$(7.3)	$1.2	$(5.8)	$3.7

Unrealized loss on financial instruments	Cost of goods sold	$0.0	$0.0	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$0.0	$0.0	$(0.1)	$(0.1)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
13. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$1.1	$1.2	$3.2	$3.5
Interest cost	2.6	2.4	7.7	7.3
Expected return on plan assets	(5.9)	(5.6)	(17.6)	(16.8)
Amortization of prior service costs	0.0	0.0	0.1	0.1
Amortization of net loss	0.9	1.5	2.6	4.5
Net periodic benefit cost (income)	$(1.3)	$(0.5)	$(4.0)	$(1.4)

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$0.0	$0.1	$0.1	$0.2
Interest cost	0.9	0.6	2.2	1.8
Amortization of prior service cost	(0.3)	(0.8)	(1.3)	(2.4)
Amortization of net loss	0.2	0.6	1.0	1.7
Curtailment gain, net	(8.0)	—	(8.0)	—
Net periodic benefit cost (income)	$(7.2)	$0.5	$(6.0)	$1.3
We measure our obligations under our defined benefit plan and other post retirement benefits annually or more frequently at interim periods when a significant event occurs. ASC 715, Compensation-Retirement Benefits, defines a curtailment as an event that significantly reduces the expected years of future service of present employees or eliminates defined benefits for some or all of a significant number of employees. In the third quarter, we took actions to re-measure certain other postretirement benefits triggered by the Hawesville smelter curtailment, leading to a non-cash OPEB curtailment gain, net totaling $8.0 million for the three and nine months ended September 30, 2022.
14. Derivatives
As of September 30, 2022, we had an open position of 148,416 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also had an open position of 48,750 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of September 30, 2022, we had 1,014 tonnes related to fixed for floating swaps that will settle monthly through February 2023.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). All of our Nord Pool power price swaps will cash settle monthly through December 2023. Because the Nord Pool power price swaps are settled in Euros, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of September 30, 2022, we had an open position related to the FX swaps of €37.9 million that will settle monthly through December 2023.
During the third quarter of 2022, we entered certain floating Nord Pool financial contracts to unwind a portion of our fixed contract position as a result of the recent power agreement amendment, making us predominantly hedged against Nord Pool power price fluctuations during 2023. As of September 30, 2022, we had an open net position of 1,239,497 MWh related to the Nord Pool power price swaps. The pricing relationship between the fixed and floating Nord Pool contracts created a realized gain of $16.0 million, which we recognized for the three and nine months ended September 30, 2022.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of September 30, 2022, we had an open position of 219,360 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse denominated in these currencies ("casthouse currency hedges"). As of September 30, 2022, we had an open position related to the ISK casthouse swaps of $52.0 million that will settle monthly through July 2023. As of September 30, 2022, we had an open position related to the Euro casthouse swaps of $13.8 million that will settle monthly through February 2024.

Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of September 30, 2022 and December 31, 2021, the Company had recorded restricted cash of $0.0 million and $8.6 million, respectively, as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of September 30, 2022 and December 31, 2021, respectively:

	Asset Fair Value
	September 30, 2022	December 31, 2021
Commodity contracts (1)	$229.0	$42.9
Foreign exchange contracts (2)	—	—
Total	$229.0	$42.9

	Liability Fair Value
	September 30, 2022	December 31, 2021
Commodity contracts (1)	$16.4	$143.3
Foreign exchange contracts (2)	13.7	2.9
Total	$30.1	$146.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At September 30, 2022, $0.5 million of Due to affiliates, $4.5 million of Due to affiliates - less current portion, $0.8 million of Due from affiliates, and $0.2 million of Due from affiliates - less current portion were related to commodity contracts with Glencore. At December 31, 2021, $17.1 million of Due to affiliates, and $21.9 million of Due to affiliates - less current portion were related to commodity contract liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.
The following table summarizes the net gain (loss) on forward and derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Commodity contracts(1)	$120.0	$(75.6)	$301.3	$(235.2)
Foreign exchange contracts	(7.4)	(1.4)	(13.6)	(3.2)
Total	$112.6	$(77.0)	$287.7	$(238.4)
(1) For the three months ended September 30, 2022, $13.1 million of the net gain was with Glencore, and for the three months ended September 30, 2021, $26.3 million of the net loss was with Glencore. For the nine months ended

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
September 30, 2022, $19.4 million of the net gain was with Glencore, and for the nine months ended September 30, 2021, $79.8 million of the net loss was with Glencore.

15. Subsequent Events
On October 10, 2022, Grundartangi borrowed €13.6 million on the Iceland Term Facility.
As previously disclosed, our wholly owned subsidiary, Mt. Holly Commerce Park LLC, entered into a binding agreement on August 3, 2022, subject to ordinary course conditions, to sell approximately 133 acres of land. This agreement was terminated on October 28, 2022.

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
•Our assessment of alumina pricing, the outlook on when energy prices, both in the United States and Europe, may return to more normalized levels, costs associated with our other key raw materials and supply and availability of those key raw materials, including power (and related natural gas and coal), and the likelihood and extent of any power curtailments;
•Our assessment of power prices and availability for our U.S. and Vlissingen operations;
•The impact of the COVID-19 pandemic, and governmental guidance and regulations aimed at addressing the pandemic, including any possible impact on our business, operations, financial condition, results of operation, global supply chains or workforce;
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
•Our plans with regards to future operations of our Hawesville smelter, including our expectations as to the timing, costs and benefits associated with restarting curtailed production;
•Our plans and expectations with regards to the Grundartangi casthouse project, including our expectations as to the timing, costs and benefits associated with the Grundartangi casthouse project;
•Our ability to successfully obtain and/or retain competitive power arrangements for our operations;
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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. The key determinants of our results of operations and cash flows from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 75% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
Hawesville temporary curtailment
On June 22, 2022, we announced that we would temporarily idle all of our production capacity at our Hawesville smelter, as a direct result of historically high energy costs and declining LME prices. As part of this action, we issued a notice to most of the employees at the facility pursuant to the Worker Adjustment and Retraining Notification (“WARN”) Act regarding our intentions to temporarily curtail Hawesville plant operations by no later than August 20, 2022. We have since fully curtailed all of our production at the facility and expect to continue to maintain the plant with the intention of restarting operations when market conditions permit, including energy prices returning to more normalized levels and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.

As the curtailment represents a significant adverse change in the extent and manner in which the Hawesville smelter will be used, we accordingly evaluated the Hawesville asset group for recoverability. As the carrying value of the Hawesville asset group was determined to not be recoverable based on the estimated undiscounted cash flows expected to be generated over the life of the asset group, an impairment charge of $159.4 million was recognized to write down the asset group to its estimated fair value. We recognized $12.6 million of expense through the third quarter related to wages and severance triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash OPEB curtailment gain, net totaling $8.0 million for the three and nine months ended September 30, 2022. See Note 13. Components of net periodic benefit cost to the consolidated financial statements included herein for additional information.
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

We have seen declines in the pricing of aluminum through the third quarter of 2022, when compared to the aluminum prices that were generally increasing throughout 2021 and during the first quarter of 2022. The quarterly average LME price for primary aluminum was $3,267 per tonne in the first quarter of 2022, decreasing to $2,882 per tonne for the second quarter of 2022 and then to $2,354 in the third quarter of 2022 compared to annual average of $2,475 per tonne in 2021 and $1,702 per tonne in 2020. The quarterly average MWP price was $583 per tonne for the third quarter of 2022, compared to $805 per tonne for the second quarter of 2022, $794 per tonne for the first quarter of 2022, and to annual average of $581 per tonne in 2021 and $267 per tonne in 2020. The quarterly average EDPP price was $501 per tonne for the third quarter of 2022, compared to $604 per tonne for the second quarter of 2022, $489 per tonne for the first quarter of 2022 and to annual average of $272 per tonne in 2021 and $126 per tonne in 2020.
Results of Operations
The following discussion for the three and nine months ended September 30, 2022 reflects no change in production capacities, other than the curtailment of the Hawesville smelter, at our operating facilities.
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

The recent increase in energy costs has adversely affected our business, and is expected to continue to adversely affect our business over the near term until power prices return to more normalized levels and/or LME prices improve. Increased domestic energy costs have resulted in the curtailment of our Hawesville facility as described above. In Europe, increased energy prices affect both our Grundartangi operations (a portion of our power is linked to the Nord Pool power market) and our Vlissingen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe is materially dependent upon imported natural gas from Russia, and the threat of Russia further reducing or terminating natural gas supply to Europe creates uncertainty with respect to the price and availability of natural gas, which could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
	(in millions, except per share data)
NET SALES:
Related parties	$404.9	$483.5	$1,321.5	925.3
Other customers	232.3	373.1	925.9	628.1
Total net sales	637.2	856.6	2,247.4	1,553.4
Gross profit (loss)	(43.0)	15.9	66.1	54.8
Net income (loss)	44.3	37.4	99.4	(227.5)
INCOME (LOSS) PER COMMON SHARE:
Basic	$0.46	$0.38	$1.02	$(2.52)
Diluted	$0.43	$0.36	$0.97	$(2.52)

SHIPMENTS - PRIMARY ALUMINUM(1)

	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2022
3rd Quarter	95,502	$320.3	78,223	$283.7	173,725	$604.0
2nd Quarter	139,630	$564.8	74,454	$273.2	214,084	$838.0
1st Quarter	134,953	$494.8	76,458	$247.5	211,411	$742.3

2021
3rd Quarter	117,951	$366.6	78,144	$207.6	196,095	$574.2
2nd Quarter	112,792	$314.0	78,102	$180.1	190,894	$494.1
1st Quarter	116,437	$275.6	79,260	$164.2	195,697	$439.8
    (1) Excludes scrap aluminum, purchased aluminum and alumina sales.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net sales	$637.2	$856.6	$2,247.4	$1,553.4

Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) decreased by $234.0 million for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, primarily driven by unfavorable LME and premium price realizations of $81.6 million and unfavorable volume of $152.2 million primarily attributable to the full curtailment of our Hawesville smelter.

Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) increased by $676.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by favorable LME and premium price realizations of $569.3 million and favorable volume and sales mix of $106.9 million driven by the restart at our Mt. Holly facility and higher value-added product premiums, partially offset by full the curtailment of our Hawesville smelter.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Gross profit (loss)	$(43.0)	$15.9	$66.1	$54.8

Gross profit decreased by $58.9 million for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, primarily driven by unfavorable metal price realization of $81.6 million, unfavorable volume mix of $44.9 million primarily attributable to the full curtailment of our Hawesville smelter, and unfavorable power price realization of $29.1 million, partially offset by decreased operating costs of $57.6 million as a result of the full curtailment of our Hawesville smelter and other cost savings from our remaining operating smelters and favorable raw material price realization of $30.3 million.

Gross profit increased by $11.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by favorable metal price realization of $569.3 million and favorable volume and sales mix of $70.2 million driven by the restart at our Mt. Holly facility and higher value-added product premiums, net of the $27.4 million impact of the full curtailment of our Hawesville smelter. The change is partially offset by unfavorable raw material price realization of $298.7 million, unfavorable power price realization of $281.8 million and higher operating costs of $48.0 million.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Asset impairment charge	$—	$159.4	$159.4	$—

An asset impairment charge of $159.4 million was recognized in the period ended September 30, 2022 as a result of the temporary curtailment of the Hawesville facility, announced during June 2022. As the curtailment represents a significant adverse change in the extent and manner in which Hawesville will be used, we accordingly evaluated the Hawesville asset group for recoverability which resulted in the recognized impairment charge of $159.4 million.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Selling, general and administrative expenses	$8.7	$5.8	$26.2	$39.0

Selling, general and administrative expenses increased by $2.9 million for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, primarily driven by share-based compensation costs as a result of quarter over quarter changes in the Company's stock price.

Selling, general and administrative expenses decreased by $12.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by a reduction in share-based compensation costs during 2022 resulting from the reduction in the Company's stock price year over year.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net gain (loss) on forward and derivative contracts	$112.6	$231.8	$287.7	$(239.2)

For the three months ended September 30, 2022, net gain (loss) on forward and derivative contracts decreased by $119.2 million primarily driven by smaller quarter over quarter decreases in LME, MWP, and Nord Pool forward prices as compared to prior quarter over quarter changes in forward prices.

Net gain (loss) on forward and derivative contracts improved by $526.9 million from a loss of $239.2 million for the nine months ended September 30, 2021 to a gain of $287.7 million for the nine months ended September 30, 2022, primarily driven by decreases in LME and MWP forward prices, and increased gains on Nord Pool derivative contracts due to Nord Pool power forward price increases.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Income tax benefit (expense)	$(20.6)	$(42.3)	$(64.6)	$43.8
For the three months ended September 30, 2022, income tax expense decreased by $21.7 million compared to the three months ended June 30, 2022, primarily driven by higher power prices at Grundartangi and unfavorable LME price realization.
For the nine months ended September 30, 2022, income tax expense increased by $108.4 million compared to the nine months ended September 30, 2021, primarily driven by favorable LME price realization. See Note 8. Income Taxes to the consolidated financial statements included herein for additional information.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash and cash flows from operations. We also have access to our existing U.S. and Iceland revolving credit facilities (collectively, the "revolving credit facilities") and have raised capital in the past through public equity and debt markets. We regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of September 30, 2022, we had cash and cash equivalents of approximately $64.8 million and unused availability under our revolving credit facilities of $136.9 million and Iceland Term Facility of €13.6 million, resulting in a total liquidity position of approximately $215.1 million.
Available Cash
Our available cash and cash equivalents balance at September 30, 2022 was $64.8 million compared to $29.0 million at December 31, 2021.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$57.2	$(12.1)
Net cash used in investing activities	(70.1)	(45.7)
Net cash provided by financing activities	38.2	42.4
Change in cash, cash equivalents and restricted cash	$25.3	$(15.4)

The change from net cash used in operating activities during the nine months ended September 30, 2021 to net cash provided by operating activities during the nine months ended September 30, 2022 was primarily driven by net income during the first three quarters, partially offset by changes in working capital. The changes in working capital are primarily attributable to timing of receivable collections, timing of raw material receipts, and pricing increases.

The increase in net cash used in investing activities was primarily due to higher spending on capital projects during the nine months ended September 30, 2022, driven by capital investments in the Mt. Holly restart project and the Grundartangi casthouse project.

The change in net cash provided by financing activities was primarily due to borrowings under the Grundartangi casthouse debt facility in 2022 as compared to net borrowing on our revolving credit facilities in 2021.
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
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. On

September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. The Iceland revolving credit facility matures in November 2024.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of September 30, 2022, our U.S. revolving credit facility had a borrowing base of $190.3 million, $63.5 million in borrowings and $39.9 million in letters of credit outstanding. Of the outstanding letters of credit, $26.6 million are related to our power commitments and $13.3 million are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of September 30, 2022, our Iceland revolving credit facility had a borrowing base of $100.0 million and $50.0 million in outstanding borrowings.
As of September 30, 2022, our credit facilities had $136.9 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base, but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate equal to USD LIBOR 3 month plus an applicable margin. As of September 30, 2022 there were $40.0 million in borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2022, we were in compliance with all such covenants.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, has entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Under the Iceland Term Facility, repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility will bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of September 30, 2022, there were no outstanding borrowings under the Iceland Term Facility.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of September 30, 2022, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	September 30, 2022	December 31, 2021
Current assets	$300.7	$395.3
Non-current assets	734.6	935.3
Current liabilities	293.2	375.1
Non-current liabilities	491.6	556.1

Nine Months Ended September 30, 2022
Net sales	$1,443.0
Gross profit (loss)	(21.5)
Income (loss) before income taxes	(144.5)
Net income (loss)	99.4

As of September 30, 2022 and December 31, 2021, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $6.4 million and $15.1 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $498.6 million and $544.2 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of September 30, 2022, the principal and accrued interest for the contingent obligation was $29.1 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of September 30, 2022, based on the LME forward market prices and our expected level of Hawesville operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three months ended September 30, 2022, and 2021. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment.
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
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2019, 2020, and 2021. As of September 30, 2022, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At September 30, 2022, we had $2.0 million in other current liabilities and $4.7 million in other liabilities related to this agreement.

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
Capital Resources
We intend to finance our future capital expenditures from available cash, cash flows from operations and if necessary, borrowing under our existing revolving credit facilities. For major investment projects we would likely seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances. We may be unable, however, to issue additional debt or equity securities, or enter into other financing arrangements on attractive terms, or at all, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the debt or capital markets and our financial condition.
Capital expenditures incurred for the nine months ended September 30, 2022 were $14.6 million, excluding expenditures of $16.2 million associated with the restart project at Mt. Holly and $28.5 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2022, excluding the Mt. Holly restart project and the Grundartangi casthouse project, will be approximately $25.0 to $30.0 million related to our ongoing investment and sustainability projects at our plants.

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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2026 through 2036 (subject to extension), currently primarily provide power at LME-based variable rates. At this time, the price of approximately 20-25% of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market.
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
We may manage our foreign currency exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  For example, we have entered into the FX swaps to hedge the risk of fluctuations associated with the Euro in connection with our Nord Pool power price swaps.
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative assets and liabilities as of September 30, 2022 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at September 30, 2022. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$229.0	$188.0
Total	$229.0	$188.0

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts (1)	$16.4	$16.8
Foreign exchange contracts (2)	13.7	24.6
Total	$30.1	$41.4
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps and Indiana Hub power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial condition, results of operations or liquidity. For information regarding legal proceedings pending against us at September 30, 2022, refer to Note 11. Commitments and Contingencies to the consolidated financial statements included herein.
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

During the quarter ended September 30, 2022, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $492 million for the quarter ended September 30, 2022.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2022 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amendment to Revolving Credit Facility, dated September 28, 2022, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf				X
10.2	Term Facility Agreement, dated as of September 29, 2022, by and between Nordural Grundartangi ehf, as borrower, and Arion Bank hf				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 7, 2022	By:	/s/ GERALD C. BIALEK
Gerald C. Bialek
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2022	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)