Form 10-K
period 2022-12-31
CENTURY ALUMINUM CO
filed 2023-02-27
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2022, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $380,000,000.  As of February 23, 2023, 92,323,978 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2023 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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
•Our assessment of power prices and availability for our U.S. and European operations;
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
•Our plans and expectations with regards to future operations of our Mt. Holly smelter, including our expectations as to the restart of curtailed production at Mt. Holly including the timing, costs and benefits associated with restarting curtailed production;
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
•Our plans and expectations regarding potential M&A including our ability to consummate such transactions and our assessments of certain risks associated with the same, including, for example, unforeseen costs and expenses associated with unidentified liabilities, and difficulties integrating an acquired asset into our existing operations; and
•Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and

i

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
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and value-added product premiums. Our primary aluminum reduction facilities produce standard-grade and value-added primary aluminum products.  Our current annual production capacity is approximately 1,016,000 tonnes per year ("tpy"), of which approximately 307,000 tpy was curtailed as of December 31, 2022. We produced approximately 771,000 tonnes of primary aluminum in 2022.
In addition to our primary aluminum assets, we own a carbon anode production facility located in the Netherlands ("Vlissingen"). Carbon anodes are consumed in the production of primary aluminum. Vlissingen supplies carbon anodes to our aluminum smelter in Grundartangi, Iceland. Each of our aluminum smelters in the United States produces anodes at on-site facilities.

At Century, we aim to provide innovative and reliable aluminum products to our customers, a safe and sustainable workplace for our people and the communities in which we operate, and a compelling value proposition for our stockholders. We seek to operate our businesses in a responsible manner by balancing the twin priorities of (i) maintaining a strong balance sheet across commodity cycles, and (ii) making investments to lower our cost structure, expand our production capacity, and increase our competitiveness.

Century has invested significant capital in recent years to increase production and grow our product portfolio to include more value-added aluminum products to better serve our customers in the U.S. and Europe. We believe that our focus on lowering costs and decommoditizing our product line will enable us to deliver profitable long-term growth and differentiate us from overseas competitors with longer supply lines into the markets we serve.

Century conducts our business with a focus on sustainability, including the health and safety of our people and the communities in which we operate. Through our Natur-AlTM product line, we are able to provide our customers with world-class, low-carbon aluminum products that demonstrate our commitment to sustainability.
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
Primary Aluminum Facilities
Overview of Facilities
We operate three U.S. aluminum smelters, in Hawesville, Kentucky ("Hawesville"), currently curtailed, Robards, Kentucky ("Sebree") and Goose Creek, South Carolina ("Mt. Holly"), and one aluminum smelter in Grundartangi, Iceland ("Grundartangi").

Our primary aluminum smelters and their respective primary aluminum capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2022 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	317,000	306,000
Hawesville, Kentucky, USA	100%	1970	250,000	101,000
Sebree, Kentucky, USA	100%	1973	220,000	216,000
Mt. Holly, South Carolina, USA	100%	1980	229,000	148,000
			1,016,000	771,000

(1)The tonnes per year (tpy) figures in this column reflect an estimate of the facility's total production capacity based on plant design, historical operating results and operating efficiencies and does not necessarily represent each facility’s maximum production capability.
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf, and is our most modern facility. Grundartangi is currently in the process of a multi-year expansion project to raise its production capacity. The current production capacity at Grundartangi is approximately 317,000 tonnes and is expected ultimately to increase to approximately 325,000 tonnes.  Grundartangi produces standard-grade aluminum ingot and a value-added product called primary foundry alloy, which is sold at a premium to standard-grade aluminum.
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
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes of primary aluminum. In the third quarter of 2022, we curtailed 100% of production at Hawesville. We expect that Hawesville's operations will remain curtailed until market conditions permit, including the resumption of normalized energy prices and aluminum prices maintaining levels that are supportive of the on-going costs and capital expenditures necessary to restart and operate the plant.

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
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 229,000 tonnes of primary aluminum. In December 2020, we began a multi-year project to restore previously curtailed capacity at Mt. Holly. The initial phase was completed in the second quarter of 2022 and returned annual production capacity to approximately 172,000 MT per annum (75% of capacity). See Item 1. Business - Key Production Costs - Electrical Power Supply Agreements below for further discussion of our power arrangements at Mt. Holly.

Mt. Holly produces standard-grade aluminum that is cast into sow as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade aluminum.
Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2018.

Century Aluminum's Primary Aluminum Shipments
1,000
800
600
400
200
0
Tonnes (in thousands)
2018
2019
2020
2021
2022
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
Customer Base
We have historically derived substantially all of our consolidated net sales of primary aluminum from a small number of customers. For the year ended December 31, 2022, we derived approximately 60% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore") and approximately 12% of our consolidated sales from Southwire Company ("Southwire"). Both Glencore and Southwire purchased aluminum produced at our U.S. smelters at prices based on the LME price for primary aluminum plus the Midwest premium plus any additional market-based product premiums. Glencore also purchased aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
Glencore beneficially owns 42.9% of our outstanding common stock (46.1% on a fully diluted basis). See Note 3. Related Party Transactions to the consolidated financial statements included herein for additional information concerning our relationship with Glencore. We currently have agreements in place to sell a substantial portion of our 2023 production to Glencore. We expect that the rest of our 2023 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Key Production Costs
Alumina, electrical power, calcined petroleum coke and liquid pitch (the key raw materials for carbon anodes), and labor are the principal components of our cost of production.  These components together represented over 85% of our cost of goods sold for the year ended December 31, 2022.  For a description of certain risks related to our raw materials, electrical power, labor and other key supplies, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements

While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (2)
Concord Resources Ltd.	Approximately 180,000 tpy	Through December 2022	LME-linked
Glencore	Approximately 260,000 tpy	Through December 2022	Fixed and API-linked components
Glencore(1)	Variable	Through December 2023	LME-linked
Kalon	Approximately 180,000 tpy	Through June 2023	LME-linked and API-linked components
Concord Resources Ltd.	Approximately 108,000 tpy	Through December 2023	Fixed and API-linked components
Concord Resources Ltd.	Approximately 600,000 tpy	Through December 2024	Fixed, LME-linked, and API-linked components

(1) Under the terms of this agreement, Glencore will provide alumina supply for all of Mt. Holly's requirements for the calendar years 2022 and 2023.
(2) "API" refers to a published alumina price index.

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2026 - 2036	Variable rate based on (i) the LME price for primary aluminum (~70%) or (ii) the Nord Pool power market for 161MW (~30%) though 2023; Nord Pool converts to a fixed rate plus a small variable component from 2024 - 2026
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through December 31, 2023(1)	Variable rate based on market prices
Sebree	Kenergy	Through December 31, 2023(1)	Variable rate based on market prices
Mt. Holly	Santee Cooper	Through December 31, 2023	Cost of service based rate
(1) The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023.
Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.

Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with three separate power suppliers - HS, Landsvirkjun and OR. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant, including the Casthouse Project. In September 2022, this agreement was amended to provide for 42 MW at a fixed price and 119 MW at rates linked to Nord Pool plus transmission through 2023 and beginning January 1, 2024 through December 31, 2026, this agreement allows for fixed rates plus a small variable rate portion of the full 182 MW. Grundartangi also has a 25 MW power purchase agreement with Landsvirkun at LME-based variable rates. Historically, all of the power supplied to Grundartangi has been delivered at prices indexed to the price of primary aluminum. As of December 31, 2022, approximately 20% of Grundartangi's power requirements has been linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe. The vast majority of this market price has been fixed through derivative financial contracts. We continue to monitor power prices and may enter into further similar contracts in the future. Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Hawesville. CAKY is party to a power supply arrangement with Kenergy and EDF Trading North America, LLC ("EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. On April 26, 2022, EDF gave notice that it would no longer serve as the MISO Market Participant for Hawesville. The notice terminated EDF's contract, effective May 31, 2023, to purchase power from MISO for resale to Kenergy, which then resells the power to Hawesville. Century is in discussions with other companies, currently authorized as MISO Market Participants, to replace EDF and expects to have a replacement Market Participant in place prior to the expiration of the contract with EDF.

In connection with the temporary curtailment of production at Hawesville, energy use at the smelter has been significantly reduced. However, such reduction in energy use does not reduce Hawesville's capacity payment obligation to MISO which extends through May 2023.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. On April 26, 2022, EDF gave notice that it would no longer serve as the MISO Market Participant for Sebree. The notice terminated EDF's contract, effective May 31, 2023, to purchase power from MISO for resale to Kenergy, which then resells the power to Sebree. Century is in discussions with other companies, currently authorized as MISO Market Participants, to replace EDF and expects to have a replacement Market Participant in place prior to the expiration of the contract with EDF.
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
See Note 16. Commitments and Contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.
Employees and Human Capital Resources

We believe our employees are key to achieving our business goals and growth strategy. As of December 31, 2022, we had 1,956 employees. Of these, 1,186 were domiciled in the United States, 694 in Iceland and 76 in the Netherlands.

Health, Safety and Wellness. Nothing is more important than the health and safety of our employees and the members of the communities in which we operate. We continuously assess the risks our employees face at our facilities and we work to mitigate those risks through frequent training and other preventative safety and health programs and on the job training. We strive for zero injuries and accidents, to foster systems and processes aimed to continuously improve our health and safety performance and to integrate risk management relating to health and safety into all aspects of our operations. We emphasize the importance of safety and seek to create a safety conscious culture by, among other things, including safety performance metrics and KPIs in our annual incentive awards to our executives. The safety focus of the Company is evident in our approach to the COVID-19 pandemic over recent years. During this time, we have taken, and continue to take, measures to protect the health and safety of our employees during the pandemic, including requirements regarding wearing masks, social distancing, cleaning and sanitation procedures, and temperature checks as well as providing vaccination clinics on site. We have also developed and implemented protocols across our operations to address actual and suspected COVID-19 cases and potential exposure of our employees.

Compensation and Benefits. The Company's non-union employees are all eligible to participate in the Company paid health, vision, dental, life, prescription and long-term disability insurance plans. The Company also provides employees with paid supplemental life and accident insurance plan. The Company offers employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. The Company also offers employees a 401(k) retirement plan with a Company match. As part of our Century Well-being program, and in an effort to encourage employees to participate, Century provides financial incentives to its employees who choose to participate. Our Century Well-being program is specifically designed for Century employees and includes health benefits at no cost to our employees centered around diabetes management, mental health and substance abuse and counseling, and musculoskeletal conditions.

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
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing 59% of our total workforce.  Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2024
Hawesville	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”)	Through April 1, 2026
Sebree	USW	Through October 28, 2023
Vlissingen	Federation for the Metal and Electrical Industry (“FME”)	Through May 31, 2024
Approximately 86% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2024.
100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through May 31, 2024.
Approximately 43% of our U.S. based workforce is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with USW for its employees is effective through October 28, 2023.
Competition
The market for primary aluminum is global, and demand for aluminum varies widely from region to region. We compete with aluminum producers domestically and internationally, as well as with producers of alternative materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications. Our competitive position depends, in part, on the availability of electricity, alumina and our other key raw materials to our operations at competitive prices. We face global competition from companies who may have access to these key production costs at lower prices, and they may also receive various subsidies from local, state and federal governments. Many of our competitors are also larger than we are and have vertically integrated operations with superior cost positions. As a result, these companies may be better able to withstand reductions in price or other adverse industry or economic conditions.
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
Strong Internal Growth Opportunities. Over the past several years, we have undertaken various expansion programs at all of our operating facilities and continue to pursue additional internal growth opportunities. In the second quarter of 2022, we completed a project to restart approximately 172,000 tonnes of production capacity at Mt. Holly (bringing its operations to 75% of Mt. Holly's maximum production capacity) and can restart another 57,000 tonnes of production capacity in the future provided we are able to obtain sufficient energy at competitive rates.
At our Grundartangi, Iceland smelter, we are in the process of a multi-year project that is expected to ultimately increase annual production capacity to approximately 325,000 tonnes. In late 2021, Century began construction on the Casthouse Project. The new value-added casthouse will be able to produce up to 150,000 tonnes of billet from existing Grundartangi production and is expected to start production in the first quarter of 2024. The billet produced at the Grundartangi casthouse is expected to be low-carbon aluminum or Natur-AlTM.
Since our purchase of the Vlissingen facility, we have completed a variety of expansion projects and efficiency programs in order to more than double its production capacity. With these expansion projects and efficiency programs in place, we expect Vlissingen to be able to supply approximately 93% to 98% of Grundartangi’s carbon anode requirements at current production levels. We continue to pursue additional internal growth opportunities to maximize efficiencies and improve overall performance.
Sustainability. Our Natur-Al™ aluminum produced at our Grundartangi facility has one of the lowest carbon footprints in the industry due to Grundartangi’s access to hydroelectric and geothermal power sources. Our Grundartangi facility (along with our corporate headquarters in Chicago, Illinois) have also been certified by the Aluminium Stewardship Initiative (ASI) for responsible production, sourcing and stewardship of aluminum. In addition to providing additional value to our customers, our low carbon footprint in Iceland mitigates our exposure to current or future carbon regulations. Century is committed to exploring additional opportunities to reduce our carbon footprint across our global operations, including by continuing to improve our operational efficiencies, investigating new and alternative power sources, and reprocessing and reusing scrap aluminum in our operations.
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
Diverse Value Added Product and Secondary Market Portfolio. We have the ability across our operations to cast a variety of aluminum products, both in terms of shapes and alloys. These value-added primary aluminum products are sold at a premium to standard-grade aluminum. Both Sebree and Mt. Holly have value-added casthouses that have the ability to produce large volumes of billet, slab and other value-added products. In late 2021, we started construction on the Grundartangi casthouse which will enable Grundartangi to produce Natur-Al™ billet and other value-added products and service the European market.
Access to Market Power. Our Kentucky operations benefit from market-based power contracts that have historically provided electricity to these operations at competitive prices.
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
Government Regulations
Our facilities and operations are subject to various laws and regulations in the countries in which we operate, including, but not limited to, environmental laws and regulations.  We have spent, and expect to continue to spend, significant amounts for compliance with those various laws and regulations, including environmental laws and regulations.  In addition, some of our past manufacturing activities or those of our predecessors have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that compliance with existing laws and regulations has not had a material adverse effect upon our capital expenditures, earnings and our competitive position. Furthermore, we believe, based on currently available information, that our current liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our contingencies can be found in Note 16. Commitments and Contingencies to the consolidated financial statements included herein.
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
•Resurgence of COVID-19 pandemic and impact of other future pandemics
•Curtailment of our production capacities and/or aluminum reduction facilities
•Casthouse Project at Grundartangi and related financing
•Inability to realize benefits from capital projects
•"Take-or-pay" obligations under our raw material and services contracts
•Small customer base
•Requirement to maintain substantial resources for operations
•Exposure to political, economic, regulatory, currency and other risks related to our international operations
•Unpredictable events affecting operations
•Impact of our hedging transactions

Risks Related to Labor and Employees
•Failure to maintain stable and productive labor relations
•Increased labor costs and labor shortages at our operations

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

The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by global producers, political and economic conditions, as well as raw material and other production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the price of aluminum. A deterioration in global economic conditions or a regional or worldwide financial downturn may also adversely affect future demand and prices for aluminum. Geopolitical uncertainty of any kind (including an outbreak or escalation of a regional conflict, such as the current situation in Ukraine), major public health issues (such as an outbreak of a pandemic or epidemic like COVID-19) or other unexpected events have the potential to negatively impact business confidence, potentially resulting in reduced global or regional demand for aluminum and increased price volatility.  Such events may also impact prices by causing disruptions in our operations, supply chain, or workforce.

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

Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity.

Electrical power represents one of the largest components of our cost of goods sold. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.

In the U.S., our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts. As of December 31, 2022, we have entered into contracts to fix the forward price of approximately 20% of Grundartangi's Nord Pool based power requirements for the year ending December 31, 2023. These market-based contracts expose us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of primary aluminum. For example, extreme weather events in mid-February 2021 across the United States resulted in increases to power prices for our Kentucky plants, which had an impact on our results in the first quarter of 2021. Additionally, in 2021, due in large part to low reservoir levels in Europe and low natural gas inventory in Europe, the monthly Nord Pool power prices more than tripled from January 2021 to December 2021. More recently, market disruptions in global energy markets related to the war in Ukraine caused significant increases in market-based power prices. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of primary aluminum. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and energy prices not tied to corresponding increases in the LME price could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Disruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including, but not limited to, unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts including cyber-attacks or domestic terrorism, natural disasters, weather events or other catastrophic events.  Our market-based power supply arrangements further increase the risk that disruptions in the supply of electrical power to our domestic operations could occur. Under these arrangements, we have greater exposure to transmission line outages, problems with grid stability and limitations on energy import capability. An alternative supply of power in the event of a disruption may not be feasible.  If events such as the above occur, it could have a material adverse effect on our business, financial condition or results of operation.

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

Public health pandemics, epidemics or similar public health threats, including any potential resurgence of COVID-19, may continue to have an adverse effect on our business, outlook, financial condition, results of operations and liquidity.

The COVID-19 pandemic continues to impact the countries, communities, supply chains and markets in which we operate, though to a generally lesser extent than during 2020-2022. Government, business and individual responses to the COVID-19 pandemic and efforts to reduce its spread, including quarantines, travel restrictions, business closures, and mandatory stay-at-home or work-from-home orders, while largely lifted during 2022, could be reinstituted in the event novel strains or new variants prove resistant to existing vaccines. We continue to be subject to risks arising out of the turbulence of the economic recovery associated with the COVID-19 pandemic, including inflationary pressures, which have generally increased the costs of our labor, raw materials, energy supplies and other production inputs, adversely impacting our results of operations and profitability. Despite widespread vaccination efforts, we also remain subject to the ongoing risk that a portion of our workforce could suffer illness or otherwise be unable to perform their ordinary work functions due to adverse developments in the COVID-19 pandemic or other infectious disease outbreak.

In addition, we have experienced, and may continue to experience, supply chain and/or operational disruptions, as our suppliers and vendors face similar challenges. Raw material suppliers, including those we currently use, may not be available or may be delayed in shipments to us, impacting our ability to deliver our products to our customers thereby negatively impacting our operational results and financial condition. Further, if our customers’ businesses are similarly affected, they might delay, reduce or even eliminate purchases from us.

Because the prolonged COVID-19 pandemic and resulting economic volatility continues to evolve, we cannot predict the full extent to which our businesses, results of operations, financial condition or liquidity will ultimately be impacted. To the extent the COVID-19 pandemic adversely affects our businesses, it may also have the effect of exacerbating many of the other risks described in this ‘‘Risk Factors’’ section, any of which could have a material adverse effect on us.

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

Upon the finalization of the three-year power agreement with Santee Cooper at our Mt. Holly smelter in early 2021, we began the process of restarting capacity at Mt. Holly that had been previously curtailed. This power contract with Santee Cooper provides sufficient energy to allow Mt. Holly to produce at 75% of full production capacity. The Mt. Holly restart project was completed in the second quarter of 2022. The profitability of this restart project is subject to certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result.

The restart of production at our Hawesville smelter is subject to certain risks and uncertainties.

In the third quarter of 2022, we curtailed all operations at our Hawesville smelter. Any potential restart of operations at the Hawesville smelter is based on certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the restart of Hawesville operations uneconomic.

There can be no assurance that we will be able to restore Hawesville to full production within a projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of a restart, delay the restart or render the restart not feasible. Our ability to finance the restart could also be impacted by our cash position and results of operations. Any delay in the completion of the project, unexpected or increased costs or inability to fund the restart could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We are also exposed to price risk for each of these raw material commodities. For example, the pricing under certain of our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. During 2018, for example, external events in the alumina markets, including the partial curtailment of the Alunorte alumina refinery in Brazil due to environmental concerns following severe weather and U.S. sanctions impacting UC Rusal’s ability to supply alumina to the market, caused significant price volatility. As a result of these events, the alumina index price reached a high of $710 per tonne in April 2018 compared to an average price of $362 per tonne for 2022, $329 per tonne for 2021, and $271 per tonne for 2020. From time to time, we manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the LME price of aluminum.

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

From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken expansion projects at each of our Sebree, Hawesville, Grundartangi, Mt. Holly and Vlissingen facilities. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, regulatory and labor-related factors. For example, we are unable to realize the anticipated benefits from our recent investments in Hawesville because of the recent curtailment of that facility due to historically high energy costs and declining LME prices. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2022, we derived approximately 72% of our consolidated net sales from two major customers and we currently have agreements in place to sell a substantial portion of our 2023 production to Glencore. We expect that the rest of our 2023 customer base will remain fairly concentrated among a small number of customers under short-term contracts. See Item 1. Business - Customer Base.

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

Our market-based power supply arrangements further increase the risk that unpredictable events could lead to changes in the price and/or availability of market power which could significantly impact the profitability and viability of our operations. For example, extreme weather events in mid-February 2021 across the United States resulted in increases to power prices for our Kentucky plants after the occurrence of such events, which had an impact on our results in the first quarter of 2021. Power generation curtailments, transmission line outages, malicious attacks on energy infrastructure or limitations on energy import capability that arise from such unpredictable events could also increase power prices, disrupt production or force a curtailment of all or part of the production at our facilities. In addition, unpredictable events that lead to power cost increases may adversely affect our financial condition, results of operations and liquidity.

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

As a global producer of primary aluminum, our business is subject to risk of fluctuations in the market prices of primary aluminum, power and foreign currencies, among other things. Therefore, from time to time, we may seek to manage our exposure to these risks through entering into different types of hedging arrangements designed to reduce such risk exposure. However, there can be no assurance that our hedging activities will successfully reduce our risk exposure to these factors. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position. Further, we may be required to use a significant amount of liquidity to satisfy collateral margin calls required by our hedging counterparties. Utilizing liquidity to satisfy collateral margin calls may have an impact on the liquidity we have available for our operations and lead to adverse impacts on our financial position. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk and Note 19. Derivatives to the consolidated financial statements included herein.

Risks Related to Labor and Employees

Our failure to maintain satisfactory labor relations could adversely affect our business.

The bargaining unit employees at our Grundartangi, Hawesville, Sebree and Vlissingen facilities are represented by labor unions, representing approximately 59% of our total workforce as of December 31, 2022. Our Grundartangi labor agreement is effective through December 31, 2024. Our Vlissingen labor agreement is effective through May 31, 2024. Our Hawesville and Sebree labor agreements are scheduled to expire April 1, 2026 and October 28, 2023, respectively.

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

Our employees are integral to the success of our operations and with meeting our operational objectives. Any impact of labor shortages or increased labor costs because of COVID-19 pandemic, increased competition for employees, unemployment levels and benefits, higher employee turnover rates or other employee benefits costs may increase our labor costs or impact our ability to operate our facilities efficiently and could have a material adverse effect on our business, results of operations, and financial condition. Like many U.S. businesses, we did experience increasing levels of turnover at all of our U.S. locations in 2022 and increased labor costs. Recruiting and retaining employees in sufficient numbers to optimize our workforce levels may result in increased labor costs which could in turn lead to a material adverse effect on our results of operations and financial position.

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

As of December 31, 2022, we had an aggregate of approximately $527.7 million of outstanding debt (including $250.0 million aggregate principal amount of our 7.5% senior secured notes due 2028 (the "2028 Notes") and $86.3 million aggregate principal amount of our convertible senior notes due 2028 (the "Convertible Notes")). Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. The occurrence of unexpected and extraordinary events, such as the COVID-19 pandemic, can also create substantial uncertainty and volatility in the financial markets which may impact our ability to access capital to refinance our existing indebtedness. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Our industrial revenue bonds ("IRBs") and borrowings on our U.S. and Iceland revolving credit facilities as well as the Casthouse Facility and Iceland Term Facility are currently at variable interest rates, and future borrowings required to fund working capital at our businesses, capital expenditures, acquisitions, or other strategic opportunities may be at variable rates, which exposes us to interest rate risk. An increase in interest rates would increase our debt service obligations under our existing debt instruments and potentially any future debt instruments, further limiting cash flow available for other uses. Any increase in interest rates could adversely affect our borrowing costs, financial condition and results of operations.

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

On February 16, 2022, we became aware of a cybersecurity intrusion that caused a network disruption and impacted certain of our systems. Upon detection, we took steps to address the incident, including engaging both internal resources and a team of third-party experts to investigate and respond to this intrusion.

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

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. The outcome of such matters is often difficult to assess or quantify and the cost to defend future legal proceedings may be significant.  If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position, cash flows and results of operations. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. For a more detailed discussion of pending litigation, see Item 3. Legal Proceedings and Note 16. Commitments and Contingencies to the consolidated financial statements included herein.

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

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $1,487.8 million which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period.  Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

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

Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred Stock. In addition, one of our six directors is a Glencore employee. During the year ended December 31, 2022, we derived approximately 60% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2023. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. Because of the interests described above, Glencore may have substantial influence over our business, and, to the extent of their ownership of our common stock, on the outcome of any matters submitted to our stockholders for approval.

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

Item 2. Properties
Our principal executive office is located at 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606. We own and operate aluminum smelters in the United States and Iceland. We also own a carbon anode production facility located in the Netherlands. We lease certain of our facilities under long-term operating leases, however, we do not believe that this fact materially affects the continued use of these properties. We believe all of our facilities are suitable and adequate for our current operations.  Our significant properties are listed below. Additional information about the location and productive capacity of our facilities is available in the "Overview" section of Item 1. Business.

Facility	Ownership
Hawesville	100% Owned
Sebree	100% Owned
Mt. Holly	100% Owned
Grundartangi	Facility 100% owned; long-term ground lease
Vlissingen	Facility 100% owned; long-term ground lease
Chicago Corporate Office	Long-term office lease

Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2022, refer to Note 16. Commitments and Contingencies to the consolidated financial statements included herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of February 23, 2023, there were 97 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2022 or 2021.  We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 7. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Aluminum Total Return Index.  These comparisons assume the investment of $100 on December 31, 2017 and the reinvestment of dividends.

200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Century Aluminum
Dow Jones Index
S&P 500 Index

Comparison of Cumulative Total Return to Stockholders from December 31, 2017 through December 31, 2022

As of December 31,	2017	2018	2019	2020	2021	2022
Century Aluminum Company	$100	$37	$38	$56	$84	$42
Dow Jones U.S. Aluminum Total Return Index (1)	100	49	40	46	119	91
S&P 500 Index	100	96	126	149	192	157
(1) The Dow Jones U.S. Aluminum Total Return Index replaces the Morningstar Aluminum Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019.

Issuer Purchases of Equity Securities during the three months ended December 31, 2022

There were no issuer purchases of equity securities during the three months ended December 31, 2022. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto in Item 8. Financial Statements and Supplementary Data and in Item 1A. Risk Factors. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above. The following discussion and analysis are for the year ended December 31, 2022, compared with the same period in 2021 unless otherwise stated. For discussion and analysis of the year ended December 31, 2021, compared with the same period in 2020, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 25, 2022.
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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 85% of our cost of goods sold; and
•our production volume and product mix.
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
As the curtailment represents a significant adverse change in the extent and manner in which the Hawesville smelter will be used, we accordingly evaluated the Hawesville asset group for recoverability. As the carrying value of the Hawesville asset group was determined to not be recoverable based on the estimated undiscounted cash flows expected to be generated over the life of the asset group, an impairment charge of $159.4 million was recognized to write down the asset group to its estimated fair value. We recognized $18.1 million of expense during the year related to wages and severance triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash other postretirement benefits ("OPEB") curtailment gain totaling $8.9 million for the year ended December 31, 2022.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly variable and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. Information regarding financial contracts is included in Note 19. Derivatives and risks affiliated with such financial contracts are disclosed specifically in Item 1A. Risk Factors.

The historic volatility of the price of aluminum is reflected in the chart below:

Historical LME, Midwest Transaction and European Duty Paid Price

U.S. Dollars per tonne
4,600
4,400
4,200
4,000
3,800
3,600
3,400
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
2018
2019
2020
2021
2022
European Duty Paid (LME price, plus European duty-paid premium)
Midwest Transaction (LME price, plus Midwest premium)
LME price for primary aluminum

During 2022, global, macroeconomic conditions, including the onset of the Russia-Ukraine conflict in the first quarter of 2022, contributed to a 32% decline in the LME spot price for primary aluminum for the year with a monthly average price in March 2022 of $3,538 compared to a monthly average price in December 2022 of $2,395. The average LME price for primary aluminum was $2,707 per tonne in 2022, compared to $2,475 per tonne in 2021, and $1,702 per tonne in 2020. The average MWP price was $657 per tonne in 2022 compared to $581 per tonne in 2021 and $267 per tonne in 2020. The average European Duty Paid premium was $466 per tonne in 2022 compared to $272 per tonne in 2021 and $126 per tonne in 2020.

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
Alumina and electrical power represent the two largest components of our cost of goods sold. As a result, the availability of these cost components at competitive prices is critical to the profitability of our operations. The pricing under our alumina supply contracts varies from contract to contract. A major portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance, natural disasters and weather events, and other factors outside of our control. The average market alumina index price as a percentage of market LME price per tonne for 2022 was 13% compared to 13% for 2021 and 16% for 2020.

Electrical power is our other largest operating cost. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and Grundartangi receives 20% of its electricity requirements from market-based power agreements. Market-based energy prices are driven in large part by the price of coal, natural gas, and other fuel sources, weather influenced reservoir or generation levels for wind, solar and hydro production and weather-influenced electric loads. Extreme weather events, such as that experienced in mid-February 2021 throughout the United States, the low rain levels experienced in Nordic regions during winter 2021 and 2022, can result in low generation, power outages and/or significant increases in demand, which may result in significant increased power costs incurred in our operations. Additionally, extreme geopolitical events, such as the Russia-Ukraine conflict in 2022, which led to the cut-off of natural gas supply to Western Europe and increased exports of U.S natural gas as result, may result in significant power costs globally.
Our Mt. Holly plant has a power supply agreement with Santee Cooper that runs through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract provides sufficient energy to allow the Mt. Holly smelter to produce at 75% of full production capacity.
In Iceland, approximately 70% of the power requirements for our Grundartangi plant are indexed to the price of primary aluminum, which provides a natural hedge of one of our largest production costs. Approximately 20% of Grundartangi’s power requirements is linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe, and the remaining 10% of power requirements is fixed. In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of the existing contract to supply power for January 1, 2024 through December 31, 2026 and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant, including the Grundartangi casthouse project. In September 2022, this agreement was further amended to provide for 42 MW at a fixed price and 119 MW at rates linked to Nord Pool plus transmission through 2023, and beginning January 1, 2024 through December 31, 2026, this agreement allows for fixed rates plus a small variable rate portion of the full 182 MW. Grundartangi also has a 25 MW power purchase agreement with Landsvirkjun at LME-based variable rates.
Production/Shipment Volumes
Shipment volume is another key determinant of our financial results.  In normal circumstances, fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows. Our 2022 shipment volumes were adversely impacted by power curtailments in Iceland in winter 2022 driven by low reservoir levels and the curtailment of our Hawesville facility in August 2022, partially offset by the restart of production at Mt. Holly bringing operating capacity to 75% in second quarter of 2022.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2022	459,991	$1,650.4	308,700	$1,040.1	768,691	$2,690.5
2021	468,729	1,368.0	314,918	790.8	783,647	2,158.8
2020	495,433	985.3	315,743	570.8	811,176	1,556.1
(1) Excludes scrap aluminum, purchased aluminum and alumina sales
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net sales (in millions)	2022	2021
Twelve months ended December 31,	$2,777.3	$2,212.5

Net sales: Net sales (excluding scrap aluminum and alumina sales) increased by $564.8 million for the twelve months ended December 31, 2022, compared to the same period in 2021, primarily driven by favorable LME and regional premium price realizations of $496.9 million and favorable product mix of $82.0 million driven by higher value-added product premiums, partially offset by $26.8 million in volume primarily related to the full curtailment of our Hawesville smelter in the third quarter of 2022.

Gross profit (loss) (in millions)	2022	2021
Twelve months ended December 31,	$46.7	$124.2

Gross profit (loss): Gross profit decreased by $77.5 million for the twelve months ended December 31, 2022, compared to the same period in 2021, primarily driven by unfavorable raw material price realizations of $338.4 million and unfavorable power price realizations of $285.5 million. The changes were partially offset by favorable LME and regional premium price realizations of $496.9 million, and favorable volume and product mix of $28.2 million driven by the restart at our Mt. Holly facility, curtailment at our Hawesville smelter and higher value-added product premiums.

Asset impairment charge (in millions)	2022	2021
Twelve months ended December 31,	$159.4	$—
Asset impairment charge: An asset impairment charge was recognized for the twelve months ended December 31, 2022 as a result of the temporary curtailment of the Hawesville facility, announced during June 2022. As the curtailment represents a significant adverse change in the extent and manner in which Hawesville will be used, we accordingly evaluated the Hawesville asset group for recoverability which resulted in the recognized impairment charge of $159.4 million.

Selling, general and administrative expenses (in millions)	2022	2021
Twelve months ended December 31,	$37.5	$57.6
Selling, general and administrative expenses: Selling, general and administrative expenses decreased $20.1 million in 2022 compared to 2021, primarily due to decreases in share-based compensation due to fluctuations in the Company's stock price year over year.

Net gain (loss) on forward and derivative contracts (in millions)	2022	2021
Twelve months ended December 31,	$197.1	$(212.4)

Net gain (loss) on forward and derivative contracts: In 2022, we recognized gains of $197.1 million primarily driven by decreases in LME and MWP forward prices, and increased gains on Nord Pool derivative contracts due to Nord Pool power forward price increases. In 2021, we recognized losses of $212.4 million primarily related to LME and MWP fixed forward financial sales contracts. The losses were primarily driven by fluctuations in forward prices. See Note 19. Derivatives to the consolidated financial statements included herein for additional information.

Income tax (expense) benefit (in millions)	2022	2021
Twelve months ended December 31,	$(47.4)	$30.6
Income tax benefit (expense): We have a valuation allowance against all of our U.S. and certain foreign deferred tax assets. We recognized $(47.4) million income tax expense in 2022 as compared to income tax benefit of $30.6 million in 2021. The period-to-period change is primarily related to foreign earnings in the current period, and a discrete tax benefit of $49.8 million related to the recognition of certain foreign deferred tax assets in 2021. See Note 15. Income Taxes to the consolidated financial statements included herein for additional information.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash and cash flow from operations. We also have access to our existing U.S. and Iceland revolving credit facilities (collectively, the "revolving credit facilities") and have raised capital in the past through public equity and debt markets. Additionally, on December 9, 2022, Vlissingen entered into the Vlissingen Facility Agreement (defined below) pursuant to which it may borrow from time to time up to $90.0 million. We regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.

We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of December 31, 2022, we had cash and cash equivalents of approximately $54.3 million, unused availability under our revolving credit facilities of $100.7 million, and additional liquidity of $90.0 million under the Vlissingen Facility Agreement, resulting in a total liquidity position of approximately $245.0 million.
Available Cash
Our available cash and cash equivalents balance at December 31, 2022 was $54.3 million compared to $29.0 million at December 31, 2021.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the consolidated statement of cash flows for the twelve months ended December 31, 2022, 2021 and 2020 are summarized below:

	Twelve months ended December 31,
	2022	2021	2020
	(dollars in millions)
Net cash provided by (used in) operating activities	$25.9	$(64.7)	$42.9
Net cash used in investing activities	(85.5)	(82.6)	(11.8)
Net cash provided by financing activities	74.4	103.7	13.5
Change in cash, cash equivalents and restricted cash	$14.8	$(43.6)	$44.6

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net cash provided by operating activities for 2022 was $25.9 million, compared to cash used in operating activities of $64.7 million in 2021. The change in net cash provided by operating activities was primarily driven by improvement in results of operations year over year. The change was further due to changes in working capital primarily attributable to timing of payables, timing of raw material receipts, and pricing increases, and partially offset by hedge settlements.
The increase in net cash used in investing activities during 2022 was primarily due to higher spending on capital projects during the twelve months ended December 31, 2022, driven by capital investments in the Mt. Holly restart project and the Grundartangi casthouse project.
The change in net cash provided by financing activities from 2022 compared to 2021 was primarily due to borrowings under the Grundartangi casthouse facility and Iceland term facility in 2022 as compared to net borrowings on our revolving credit facilities in 2021.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of December 31, 2022, our U.S. revolving credit facility had a borrowing base of $165.5 million, $90.0 million in outstanding borrowings, and $34.9 million in letters of credit outstanding. The borrowing base under the U.S. revolving credit facility has been adversely affected by the curtailment of our Hawesville facility. Of the outstanding letters of credit, $21.6 million related to our power commitments, $13.3 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain secured debt and workers’ compensation commitments. As of December 31, 2022, our Iceland revolving credit facility had a borrowing base of $95.1 million and $35.0 million in outstanding borrowings.
As of December 31, 2022, our credit facilities had $100.7 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S. revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. As of December 31, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the “Casthouse Facility”). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate equal to USD LIBOR 3 month plus an applicable margin. The Casthouse Facility is secured by a $430.0 million general bond. As of December 31, 2022, there were $50.0 million in borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
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
In April 2021, we issued $86.3 million in aggregate principal amount of Convertible Notes due 2028, unless earlier converted, repurchased or redeemed. The Convertible Notes bear interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash.
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Under the Iceland Term Facility, repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility will bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute. As of December 31, 2022, there were $14.5 million (€13.6 million) in outstanding borrowings under the Iceland Term Facility.

Vlissingen Facility Agreement

On December 9, 2022, Vlissingen entered into the Vlissingen Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024. The obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen’s facilities are located, Vlissingen’s moveable assets, financial assets, receivables and other assets, and Vlissingen’s shares. The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. The availability period for borrowings under the Vlissingen Facility Agreement ends December 2, 2024. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of December 31, 2022, there were no outstanding borrowings under the Vlissingen Facility Agreement.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of December 31, 2022, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	December 31, 2022	December 31, 2021
Current assets	$305.7	$395.3
Non-current assets	704.5	935.3
Current liabilities	309.6	375.1
Non-current liabilities	487.1	556.1

Twelve months ended December 31, 2022
Net sales	$1,737.2
Gross profit (loss)	(37.6)
Income (loss) before income taxes	(187.6)
Net income (loss)	(14.1)
As of December 31, 2022 and December 31, 2021, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $18.2 million and $15.1 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $466.3 million and $554.2 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between Century Aluminum Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy.  As of December 31, 2022, the principal and accrued interest for the contingent obligation was $29.5 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2022 and our expected level of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions during the years ended December 31, 2021 and 2020. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of December 31, 2022, we made contributions of $2.4 million related to the Amended PBGC Settlement Agreement.
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
Other Items

On January 17, 2023, our wholly owned subsidiary, Mt. Holly Commerce Park LLC, entered into a binding agreement, subject to ordinary course conditions, to sell approximately 133 acres of land for approximately $28.5 million. We previously formed the commerce park, located near our Mt. Holly smelter, to develop excess land at the site and to assist the county with bringing additional business and commerce to the area.
During 2021, we initiated efforts to restart the curtailed capacity at our Mt. Holly facility. The project was completed during the second quarter of 2022, resulting in total production of 75% of Mt. Holly's full capacity.
During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is expected to continue through the second half of 2023. The Grundartangi casthouse project will be fully funded through the Casthouse Facility. The project is progressing and is expected to be completed on-time and on-budget, subject to market conditions.
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
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2022, 2021, and 2020. As of December 31, 2022, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At December 31, 2022, we had $2.0 million in other current liabilities and $4.8 million in other liabilities related to this agreement.
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 16. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures incurred for the year ended December 31, 2022 were $17.3 million, excluding expenditures of $16.2 million associated with the restart at Mt. Holly and $40.0 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2023, excluding the Grundartangi casthouse project, will be approximately $24 million, related to our ongoing investment and sustainability projects at our plants.
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
Pension and Other Postretirement Benefit Liabilities
We sponsor several pension and OPEB plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on plan assets. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate.
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

Weighted Average Discount Rate Assumption for:	2022	2021
Pension plans	5.50%	2.89%
OPEB plans	5.57%	2.75%

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2022:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(14.4)	$16.0
OPEB plans	(2.9)	3.1
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.25% for 2022.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  We have a valuation allowance of $487.9 million recorded against our net U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2022.
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

Contractual Obligations
In the normal course of business, we have entered into various contractual obligations that will be settled in cash. These obligations consist primarily of long-term debt obligations and purchase obligations.  The expected future cash flows required to meet these obligations through the year 2031 are shown in the table below.  More information is available about these contractual obligations in the notes to the consolidated financial statements included herein.

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
	(dollars in millions)
Long-term debt (1)	$475	$—	$8	$9	$9	$9	$440
Estimated interest payments (2)	169	26	31	31	30	30	21
Operating lease obligations (3)	36	3	3	3	3	3	21
Purchase obligations (4)	1,369	741	325	90	83	47	83
Other long-term liabilities (5)	24	6	3	3	7	5	—
Total	$2,073	776	370	136	132	94	565

(1)Long-term debt includes principal repayments on our 2028 Notes, Convertible Notes, the Casthouse Facility, the IRB and the Iceland Term Facility.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  For our contingent obligation, based on the LME forward market prices for primary aluminum at December 31, 2022 and expected Hawesville operating levels, we believe that we will not have any payment obligations through the term of the agreement, which expires in 2028.
(2)Estimated interest payments on our long-term debt assume that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2022 rate for that debt continues until the respective due date.  We assume that no interest payments on the contingent obligation will be paid through the term of agreement, see above.
(3)Operating leases include long-term leases for land, office space, automobiles, and mobile equipment.
(4)Purchase obligations include long-term alumina and power contracts, excluding market-based power and raw material requirements contracts.  Purchase obligations not executed or legally binding as of December 31, 2022 have been excluded from this table.  For contracts with LME-based pricing provisions, including our long-term Icelandic power contracts, we assumed an LME price using the LME forward curve as of December 31, 2022.
(5)Other long-term liabilities include asset retirement obligations.  Asset retirement obligations are primarily estimated disposal costs for spent potliner used in the reduction cells of our domestic smelters.

Material Commitments
We also have outstanding commitments related to pension, supplemental executive retirement benefit ("SERB") plans, OPEB and workers' compensation obligations. As of December 31, 2022, estimated future payments related to these obligations through the year 2032 amount to approximately $180.8 million, $16.3 million, $59.2 million and $9.6 million, respectively.
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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2026 through 2036 (subject to extension), currently primarily provide power at LME-based variable rates. At this time, the price of approximately 20% of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market.
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
The consumption shown in the table below reflects each operation at 100% production capacity and does not reflect production curtailments.

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
Fair Values and Sensitivity Analysis
The following tables present the fair values of our derivative assets and liabilities as of year-end 2022 and 2021 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2022 and 2021. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Fair Value with 10% Adverse Price Change
	2022	2021	2022	2021
Commodity contracts (1)	$129.1	$42.9	$100.7	$35.7
Foreign exchange contracts (2)	—	—	—	—
Total	$129.1	$42.9	$100.7	$35.7

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2022	2021	2022	2021
Commodity contracts (1)	23.7	$143.3	46.0	$191.4
Foreign exchange contracts (2)	7.3	2.9	16.0	7.5
Total	$31.0	$146.2	$62.0	$198.9

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Century Aluminum Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Impairment of Long-Lived Assets — Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company reviews property, plant, and equipment (“long-lived assets”) for impairment whenever events or changes in circumstances, known as triggering events, indicate that the carrying amount of a long-lived asset or asset group, may not be recoverable. Management considers various factors when determining if long-lived assets should be evaluated for impairment, including a significant adverse change in the business climate or industry conditions (such as sustained decreases in commodity prices, volatility in energy costs, and the global economy), a current period operating or cash flow loss combined with a history of losses, a significant adverse change in the extent or manner in which an asset is used, or a current expectation that the asset will be sold or otherwise disposed of before the end of its useful life. The carrying value of property, plant, and equipment, net as of December 31, 2022 was $744.4 million.

We identified the identification of impairment indicators for long-lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or circumstances have occurred indicating that the carrying amounts of property, plant and equipment may not be recoverable. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of possible indicators of impairment included the following, among others:

•We tested the effectiveness of internal controls related to management’s identification of events or circumstances that may indicate the carrying amount of long-lived assets may not be recoverable

•We evaluated management’s analysis of impairment indicators by:
•Considering industry conditions, commodity price trends and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management’s analysis.
•Evaluating management’s judgements around historical trends, macroeconomic and industry conditions, and whether forecasts are consistent with the Company’s operating strategy.
•Evaluating reasonableness of management’s assessment of future market prices of the revenue-generating commodity and future input costs necessary for operations by comparing these against available forward market pricing data.
•Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for the Company’s asset groups.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 27, 2023

We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 27, 2023

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2022	2021	2020
NET SALES:
Related parties	$1,671.1	$1,337.0	$1,025.5
Other customers	1,106.2	875.5	579.6
Total net sales	2,777.3	2,212.5	1,605.1
Cost of goods sold	2,730.6	2,088.3	1,641.6
Gross profit (loss)	46.7	124.2	(36.5)
Selling, general and administrative expenses	37.5	57.6	43.5
Asset impairment	159.4	—	—
Other operating expense - net	0.0	0.6	0.5
Operating income (loss)	(150.2)	66.0	(80.5)
Interest expense – Hawesville term loan	—	(1.6)	(1.9)
Interest expense	(29.3)	(28.8)	(29.7)
Interest income	0.5	0.8	0.8
Net gain (loss) on forward and derivative contracts	197.1	(212.4)	(17.3)
Loss on early extinguishment of debt	—	(24.7)	(1.2)
Other income - net	15.3	3.1	3.5
Income (loss) before income taxes and equity in earnings of joint ventures	33.4	(197.6)	(126.3)
Income tax (expense) benefit	(47.4)	30.6	3.1
Loss before equity in earnings of joint ventures	(14.0)	(167.0)	(123.2)
Equity in losses of joint ventures	(0.1)	(0.1)	(0.1)
Net loss	$(14.1)	$(167.1)	$(123.3)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.15)	$(1.85)	$(1.38)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	91.4	90.2	89.5

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
	Year Ended December 31,
	2022	2021	2020
Net loss	$(14.1)	$(167.1)	$(123.3)
Other comprehensive (loss) income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.2)	(0.1)	(0.2)
Defined benefit plans and other postretirement benefits:
Net (loss) gain arising during the period	(5.9)	31.6	(13.4)
OPEB curtailment gain	(8.9)	—	—
Amortization of prior service benefit during the period	(1.2)	(3.1)	(3.0)
Amortization of net loss during the period	4.8	8.4	8.7
Other comprehensive (loss) income before income tax effect	(11.4)	36.8	(7.9)
Income tax effect	(0.3)	(0.3)	(1.0)
Other comprehensive (loss) income	(11.7)	36.5	(8.9)
Total comprehensive loss	$(25.8)	$(130.6)	$(132.2)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$54.3	$29.0
Restricted cash	1.2	11.7
Accounts receivable - net	66.9	80.6
Due from affiliates	4.8	8.3
Inventories	398.8	425.6
Derivative assets	127.3	34.8
Prepaid and other current assets	24.5	28.2
Total current assets	677.8	618.2
Property, plant and equipment - net	744.4	892.5
Other assets	49.8	59.2
TOTAL	$1,472.0	$1,569.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$167.3	$186.5
Due to affiliates	17.0	65.8
Accrued and other current liabilities	60.7	62.7
Derivative liabilities	9.7	102.1
Accrued employee benefits costs	9.9	8.9
Iceland term facility	13.3	—
U.S. revolving credit facility	90.0	63.6
Iceland revolving credit facility	35.0	50.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	410.7	547.4
Senior notes payable	246.6	245.8
Convertible senior notes payable	84.4	84.0
Grundartangi casthouse debt facility	49.4	—
Iceland term facility, net of current portion	1.2	—
Accrued pension benefits costs - less current portion	44.5	28.6
Accrued postretirement benefits costs - less current portion	67.6	93.3
Other liabilities	36.0	46.3
Leases - right of use liabilities	20.9	22.9
Due to affiliates - less current portion	8.3	21.9
Deferred taxes	103.1	58.7
Total noncurrent liabilities	662.0	601.5
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 8)	0.0	0.0
Common stock (Note 8)	1.0	1.0
Additional paid-in capital	2,539.6	2,535.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(94.0)	(82.3)
Accumulated deficit	(1,961.0)	(1,946.9)
Total shareholders’ equity	399.3	421.0
TOTAL	$1,472.0	$1,569.9

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2019	$0.0	$1.0	$2,526.5	$(86.3)	$(109.8)	$(1,656.4)	$675.0
Net loss	—	—	—	—	—	(123.3)	(123.3)
Other comprehensive income (loss)	—	—	—	—	(8.9)	—	(8.9)
Share-based compensation	—	0.0	3.5	—	—	—	3.5
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, December 31, 2020	$0.0	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1
Net loss	—	—	—	—	—	(167.1)	(167.1)
Other comprehensive income (loss)	—	—	—	—	36.5	—	36.5
Share-based compensation	—	0.0	10.1	—	—	—	10.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Capped call premiums	—	—	(4.6)	—	—	—	(4.6)
Balance, December 31, 2021	$0.0	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0
Net loss	—	—	—	—	—	(14.1)	(14.1)
Other comprehensive income (loss)	—	—	—	—	(11.7)	—	(11.7)
Share-based compensation	—	0.0	4.1	—	—	—	4.1
Conversion of preferred stock to common stock	0.0	0.0	0.0	—	—	—	0.0
Balance, December 31, 2022	$0.0	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14.1)	$(167.1)	$(123.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Lower of cost or NRV inventory adjustment	39.6	—	45.0
(Gain) loss on derivative instruments	(201.5)	102.9	15.7
Depreciation and amortization	73.4	82.6	83.0
Change in deferred tax provision (benefit)	44.2	(30.6)	—
Asset impairment	159.4	—	—
OPEB curtailment gain	(8.9)	—	—
Loss on early extinguishment of debt	—	24.7	1.0
Other non-cash items - net	(22.8)	(1.7)	(0.9)
Change in operating assets and liabilities:
Accounts receivable - net	13.7	(16.2)	19.1
Due from affiliates	3.6	0.7	20.8
Inventories	(12.8)	(134.5)	(15.5)
Prepaid and other current assets	5.6	(13.4)	0.6
Accounts payable, trade	(15.8)	44.8	20.6
Due to affiliates	(43.5)	38.3	(22.4)
Accrued and other current liabilities	8.8	5.0	(1.2)
Ravenswood retiree legal settlement	(2.0)	(2.0)	(2.0)
Ravenswood PBGC settlement	(2.4)	—	—
Other - net	1.4	1.8	2.4
Net cash provided by (used in) operating activities	25.9	(64.7)	42.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(86.3)	(83.0)	(13.4)
Proceeds from sale of property, plant and equipment	0.8	0.4	1.6
Net cash used in investing activities	(85.5)	(82.6)	(11.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2021	—	—	(250.0)
Proceeds from issuance of Senior Notes due 2025	—	—	243.8
Repayment of Senior Notes due 2025	—	(250.0)	—
Early redemption and tender premiums paid	—	(18.1)	—
Proceeds from issuance of Senior Notes due 2028	—	250.0	—
Proceeds from issuance of Convertible Senior Notes	—	86.3	—
Repayments under Hawesville Term Loan	—	(20.0)	(20.0)
Borrowings under revolving credit facilities	1,126.2	978.8	258.9
Repayments under revolving credit facilities	(1,114.8)	(910.2)	(217.9)
Debt issuance cost	(1.5)	(7.4)	(1.1)
Debt retirement cost	—	—	(0.2)
Purchase of capped calls related to Convertible Senior Notes	—	(5.7)	—
Borrowings under Grundartangi casthouse debt facility	50.0	—	—

Borrowings under Iceland term facility	14.5	—	—
Net cash provided by financing activities	74.4	103.7	13.5
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	14.8	(43.6)	44.6
Cash, cash equivalents and restricted cash, beginning of year	40.7	84.3	39.7
Cash, cash equivalents and restricted cash, end of year	$55.5	$40.7	$84.3

Supplemental Cash Flow Information:
Cash paid for:
Interest	$27.0	$36.8	$14.5
Taxes, net of refunds	0.9	3.1	0.2
Non-cash investing activities:
Capital expenditures	3.7	7.1	0.9
Capitalized interest	4.2	1.6	—

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
As of December 31, 2022, Glencore owns 42.9% of Century’s outstanding common stock (46.1% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 8. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. See Note 3. Related Party Transactions.
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
Revenue recognition — See Note 4. Revenue.
Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for expected losses of $0.5 million and $1.0 million at December 31, 2022 and 2021, respectively.
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
Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Additions and improvements are capitalized when each asset is placed into service.  Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in Other income - net.  Maintenance and repairs are expensed as incurred.  Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

Building and improvements     10 to 45 years
Machinery and equipment     5 to 35 years
Technology and software     3 to 7 years

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

During the second half of 2022, we fully curtailed production at our Hawesville facility and ceased our efforts to rebuild the fifth potline.
During 2022, we continued efforts to restart the curtailed capacity at our Mt. Holly facility. Restart work at the Mt. Holly smelter was completed in the second quarter of 2022 bringing its operations to 75% of Mt. Holly's maximum production capacity. All associated costs that meet the capitalization criteria have been capitalized as a component of property, plant and equipment.
Impairment of long-lived assets — The Company reviews property, plant and equipment ("long-lived assets") for impairment whenever events or changes in circumstances, known as triggering events, indicate that the carrying amount of a long-lived asset or an asset group may not be recoverable. Management considers various factors when determining if long-lived assets should be evaluated for impairment, including a significant adverse change in the business climate or industry conditions (such as sustained decreases in commodity prices, volatility in energy costs, and the global economy), a current period operating or cash flow loss combined with a history of losses, a significant adverse change in the extent or manner in which an asset is used or a current expectation that the asset will be sold or otherwise disposed of before the end of its useful life. If a triggering event is identified, the Company determines if the long-lived asset or asset group is recoverable. Recoverability is measured by comparison of the carrying amount of a long-lived asset or asset group held and used to estimate undiscounted future net cash flows expected to be generated by the long-lived asset or asset group. Impairment evaluation and fair value is based on estimates and assumptions that take into account our business plans and a long-term investment horizon, including consideration of commodity pricing, energy costs and other global economic conditions which may have an adverse effect on recoverability. If deemed unrecoverable, an impairment loss would be recognized for the amount by which the carrying amount exceeds the estimated fair value of the long-lived asset or asset group.
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

Unrealized gains on forward and derivative contracts are reported as part of cash flows from operations in the consolidated statements of cash flows.
Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Euro and the Icelandic krona ("ISK"), and the Chinese renminbi. Grundartangi and Vlissingen use the U.S. dollar as their functional currency, as contracts for sales of aluminum and purchases of alumina and power are denominated in U.S. dollars. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in Other income - net in the consolidated statements of operations.
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
Certain conditional asset retirement obligations ("CAROs") relate to the remediation of our primary aluminum facilities for hazardous material, such as landfill materials and asbestos which have not been recorded because they have an indeterminate settlement date.  CAROs are a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control.

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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of London Interbank Offered Rate ("LIBOR") and provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by LIBOR or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform: Deferral of the Sunset Date of Topic 848," which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Arrangements that were entered into during the year ended December 31, 2022, including amendments to our U.S. and Iceland revolving credit facilities and our new Iceland Term Facility no longer use LIBOR as a reference rate. LIBOR continues to be the reference rate for our Grundartangi casthouse facility set to mature in 2028. The phase out of LIBOR reference rates will occur at different dates and began on January 1, 2022. Our adoption of this new standard occurred during the year ended December 31, 2022, in conjunction with the first phase-out of the LIBOR reference rate. There was no material impact to our consolidated financial statements, nor do we expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition.
2. Curtailment of Operations - Hawesville
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
As the curtailment represents a significant adverse change in the extent and manner in which the Hawesville smelter will be used, we accordingly evaluated the Hawesville asset group for recoverability. As the carrying value of the Hawesville asset group was determined to not be recoverable based on the estimated undiscounted cash flows expected to be generated over the life of the asset group, an impairment charge of $159.4 million was recognized to write down the asset group to its estimated fair value of $15.0 million. We classified the estimated remaining fair value of the long lived assets within Level 3 of the fair value hierarchy as its fair value was determined based on recent comparable transactions with inputs that are not readily observable in the market. We recognized approximately $18.1 million of expense during the year related to wages and severance triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash other postretirement benefits ("OPEB") curtailment gain totaling $8.9 million for the year ended December 31, 2022. See Note 12. Pension and other postretirement benefits to the consolidated financial statements included herein for additional information.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

3. Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2022, 2021 and 2020 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of December 31, 2022, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.1% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock.  See Note 8. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the years ended December 31, 2022, 2021 and 2020 we derived approximately 60%, 60% and 64% of our consolidated sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the years ended December 31, 2022, 2021 and 2020 we recorded $24.9 million, $18.3 million, and $17.9 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during 2022 were priced based on published alumina and aluminum indices as well as fixed prices.
Glencore Agreement Settlement
In July 2021, we reached a full and final legal settlement agreement with Glencore resolving a dispute related to alumina purchases and, accordingly, recorded a $4.0 million settlement loss to Cost of goods sold. This amount was paid during the fourth quarter of 2021.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 19. Derivatives regarding these forward financial sales contracts.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million (the “Vlissingen Facility Agreement”) in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024. See Note 7. Debt for additional information. Borrowings under the Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.

Summary

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

A summary of the aforementioned significant related party sales and purchases for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Net sales to Glencore	$1,671.1	$1,337.0	$1,025.5
Purchases from Glencore (1)	284.7	334.6	197.6
(1) Includes settlements of financial contract positions.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

4. Revenue
We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2022	2021	2020
United States	$1,737.2	$1,413.0	$1,007.5
Iceland	1,040.1	799.5	597.6
Total	$2,777.3	$2,212.5	$1,605.1
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

5. Leases

We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we consider our historical practices related to renewal of certain leases. The weighted average remaining lease term for our operating leases was 12.2 years as of December 31, 2022 and 13.2 years as of December 31, 2021. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.

We use our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL, respectively, for our operating leases. The incremental borrowing rate is determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We consider the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases was 7.3% as of December 31, 2022 and 2021.

Our ROUA and ROUL balances for the years ended December 31, 2022 and December 31, 2021 were as follows (in millions):

	December 31, 2022	December 31, 2021
ROUA(1)	$20.9	$22.9

ROUL - current(2)	$1.8	$1.6
ROUL - non-current(3)	20.9	22.9
Total ROUL	$22.7	$24.5
(1) ROUA was recorded as part of Other Assets within Non-current assets at December 31, 2022 and 2021.
(2) ROUL - current was recorded as part of Accrued and other current liabilities within Current liabilities at December 31, 2022 and 2021.
(3) ROUL - non-current was recorded as part of Leases - Right of use liabilities within Non-current liabilities at December 31, 2022 and 2021.

The undiscounted maturities of our operating lease liability balances as of December 31, 2022 are as follows (in millions):

Year	December 31,
2023	$3.4
2024	3.0
2025	2.8
2026	2.5
2027	2.6
Thereafter	21.2
Total	35.5
Less: Interest	(12.8)
ROUL	$22.7

During 2022 and 2021, we entered into new lease obligations, which resulted in $1.7 million and $2.3 million of additional right of use assets.
Total operating expense includes the following (in millions):

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	December 31, 2022	December 31, 2021
Operating leases expense	$4.5	$4.7
Short term lease expense	0.4	0.6
Total(1)	$4.9	$5.3
(1) Total lease expense is included in cost of goods sold and selling, general, and administrative expenses on the Consolidated Statements of Operations.
We had cash outflows of $4.1 million for amounts included in the ROUL balance at the beginning of the year related to our operating leases for the years ended December 31, 2022 and December 31, 2021.

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

In general, reporting entities should apply valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  Observable inputs are developed using market data and reflect assumptions that market participants would use when pricing the asset or liability. Unobservable inputs are developed using the best information available about the assumptions and estimates that market participants would use when pricing the asset or liability.

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
•Level 3 Inputs – unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$5.6	$—	$—	$5.6
Trust assets (1)	0.1	—	—	0.1
Derivative instruments	—	127.3	1.8	129.1
TOTAL	$5.7	$127.3	$1.8	$134.8
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	26.4	4.6	31.0
TOTAL	$—	$26.4	$4.6	$31.0

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$14.2	$—	$—	$14.2
Trust assets (1)	0.1	—	—	0.1
Derivative instruments	—	42.6	0.2	42.8
TOTAL	$14.3	$42.6	$0.2	$57.1
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	140.9	5.3	146.2
TOTAL	$—	$140.9	$5.3	$146.2

(1)Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.
(2)See Note 16. Commitments and Contingencies for additional information about the contingent obligation.

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
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:				As of December 31, 2022		As of December 31, 2021
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$(2.8)	8.58%	$(5.1)	8.58%
FX Swaps	Discounted cash flows	Euro/USD forward exchange rate	Discount rate net (1)	$—	8.58%	$(0.2)	8.58%
Nord Pool Swaps	Discounted cash flows	Quoted Nord Pool forward market	Discount rate net (1)	$—	8.58%	$0.2	8.58%
Casthouse currency hedges	Discounted cash flows	Euro/USD forward exchange rate; ISK/USD forward exchange rate	Discount rate net (1)	$—	8.58%	$—	—%
Contingent Obligation	Discounted cash flows	Quoted LME forward market	Expected monthly Hawesville production level (2)	$—	0 MT/month	$—	14,000 - 15,000 MT/month
(1) Represents risk adjusted discount rate
(2) Represents management's estimate of expected monthly Hawesville production levels through the term of the agreement in December 2028.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

For the twelve months ended December 31, 2022	Level 3 Assets		Level 3 Liabilities
	Nord Pool Swaps	LME forward financial sales contracts	LME forward financial sales contracts	FX Swaps	Casthouse currency hedges
Balance as of January 1, 2022	$0.2	$0.0	$(5.1)	$(0.2)	$—
Total realized/unrealized gains (losses)
Included in Net Income (1)	—	1.6	5.3	—	—
Purchases, sales, settlements
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	1.7	(2.5)	—	0.0
Transfers out of Level 3 (3)	(0.2)	(1.5)	(2.3)	0.2	0.0
Balance as of December 31, 2022	$—	$1.8	$(4.6)	$—	$—

Change in unrealized gains (losses) (1)	$—	$1.6	$5.3	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during 2022.
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

7. Debt

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	December 31,
	2022	2021
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. Revolving Credit Facility (2)	90.0	63.6
Iceland Revolving Credit Facility (3)	35.0	50.0
Iceland Term Facility (5)	13.3	—
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.6 million at December 31, 2022 (4)	49.4	—
Iceland Term Facility, net of financing fees of $0.0 million and current portion at December 31, 2022 (5)	1.2	—
7.5% senior secured notes due April 1, 2028, net of financing fees of $3.4 million at December 31, 2022, interest payable semiannually	246.6	245.8
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.9 million at December 31, 2022, interest payable semiannually	84.4	84.0
Total	$527.7	$451.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at December 31, 2022 was 3.80%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2022 was 8.00%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2022 was 7.41%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2022 was 7.73%.
(5)We incur interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute as defined within the agreement. The interest rate at December 31, 2022 was 4.74%.

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

Fair Value. As of December 31, 2022, the total estimated fair value of the 2028 Notes was $217.9 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

2.75% Convertible Notes due 2028

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

As of December 31, 2022, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.

Fair Value. As of December 31, 2022, the total estimated fair value of the Convertible Notes was $62.3 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.

U.S. Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (the "Borrowers") have a senior secured revolving credit facility with a syndicate of lenders (the "U.S. revolving credit facility"). On June 14, 2022 we amended our U.S. revolving credit facility, increasing our borrowing capacity to $250.0 million, including up to $150.0 million under a letter of credit sub-facility. The U.S. revolving credit facility matures on June 14, 2027.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2022, there were $90.0 million outstanding borrowings and $34.9 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.
Status of our U.S. revolving credit facility:

December 31, 2022
Credit facility maximum amount	$250.0
Borrowing availability	165.5
Outstanding letters of credit issued	34.9
Outstanding borrowings	90.0
Borrowing availability, net of outstanding letters of credit and borrowings	40.6
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
Interest Rates and Fees. Any amounts outstanding under the U.S. revolving credit facility will bear interest at our option of either the secured overnight financing rate ("SOFR") or a base rate, plus, in each case, an applicable interest margin. The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter. In addition, we pay an unused line fee on undrawn amounts, less the amount of our letters of credit exposure. For standby letters

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

of credit, we are required to pay a fee on the face amount of such letters of credit that varies depending on whether the letter of credit exposure is cash collateralized.
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
Covenants. The U.S. revolving credit facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments, and prepayments of indebtedness, as well as a covenant that requires the Borrowers to maintain certain minimum liquidity or availability requirements.
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility") which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At December 31, 2022, there were $35.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024.
Status of our Iceland revolving credit facility:

December 31, 2022
Credit facility maximum amount	$100.0
Borrowing availability	95.1
Outstanding letters of credit issued	—
Outstanding borrowings	35.0
Borrowing availability, net of outstanding letters of credit and borrowings	60.1
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
Interest Rates and Fees. Any amounts outstanding under the Iceland revolving credit facility will bear interest at SOFR plus a margin per annum.
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
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of December 31, 2022, there were $50.0 million in outstanding borrowings under the Casthouse Facility.
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
Covenants. The Casthouse Facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets, as well as a covenant that requires Grundartangi to maintain a certain minimum equity ratio.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, has entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility will bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute. As of December 31, 2022, there were $14.5 million (€13.6 million) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement

On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million (the “Vlissingen Facility Agreement”) in one or more loans payable on December 2, 2024, the maturity date of the Facility Agreement. As of December 31, 2022, there were no outstanding borrowings under the Vlissingen Facility Agreement.

Security. Vlissingen’s obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen’s facilities are located, Vlissingen’s moveable assets, financial assets, receivables and other assets, and Vlissingen’s shares.
Interest Rates and Fees. Any amounts outstanding under the Vlissingen Facility Agreement will bear interest at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Prepayments. Any outstanding borrowings may be prepaid without penalty or premium in whole or in part without any charge, fee premium or penalty.

Covenants. The Vlissingen Facility Agreement contains customary covenants including with respect to mergers, guarantees and preservation and dispositions of assets

Events of Default. The Vlissingen Facility Agreement also includes customary events of default, including nonpayment, breach of any provision or representation under the agreement, and certain cross-default and insolvency events. Upon the occurrence of an event of default, commitments under the Vlissingen Facility Agreement may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.
Hancock County Industrial Revenue Bonds
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
Surety Bond Facility

As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of December 31, 2022, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
8. Shareholders' Equity
Common Stock
As of December 31, 2022 and 2021, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 99,510,499 shares were issued and 92,323,978 shares were outstanding at December 31, 2022; 98,418,132 shares were issued and 91,231,611 shares were outstanding at December 31, 2021.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2022 and 2021, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Series A Convertible Preferred Stock
Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2022 and December 31, 2021, 53,854 shares and 58,542 shares were outstanding, respectively.
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
The Common and Preferred Stock Activity table below contains additional information about preferred stock conversions during 2022, 2021 and 2020:

Common and Preferred Stock Activity:	Preferred Stock	Common stock
(in shares)	Series A Convertible	Treasury	Outstanding
Balance as of December 31, 2019	67,323	7,186,521	89,185,661
Conversion of convertible preferred stock	(3,734)	—	373,416
Issuance for share-based compensation plans	—	—	496,720
Balance as of December 31, 2020	63,589	7,186,521	90,055,797
Conversion of convertible preferred stock	(5,047)	—	504,596
Issuance for share-based compensation plans	—	—	671,218
Balance as of December 31, 2021	58,542	7,186,521	91,231,611
Conversion of convertible preferred stock	(4,688)	—	468,785
Issuance for share-based compensation plans	—	—	623,582
Balance as of December 31, 2022	53,854	7,186,521	92,323,978
Dividend Rights.  So long as any shares of our Series A Convertible Preferred Stock are outstanding, we may not pay or declare any dividend or make any distribution upon or in respect of our common stock or any other capital stock ranking, on a parity with or junior to, the Series A Convertible Preferred Stock in respect of dividends or liquidation preference, unless we, at the same time, declare and pay a dividend or distribution on the shares of Series A Convertible Preferred Stock (a) in an amount equal to the amount such holders would receive if they were the holders of the number of shares of our common stock into which their shares of Series A Convertible Preferred Stock are convertible as of the record date fixed for such dividend or distribution, or (b) in the case of a dividend or distribution on other capital stock ranking on a parity with or junior to the Series A Convertible Preferred Stock in such amount and in such form as (based on the determination of holders of a majority of the Series A Convertible Preferred Stock) will preserve, without dilution, the economic position of the Series A Convertible Preferred Stock relative to such other capital stock.
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
Through December 31, 2022, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2022.
9. Inventories
Inventories, at December 31, consist of the following:

	2022	2021
Raw materials	$64.9	$132.9
Work-in-process	46.0	76.1
Finished goods	58.0	43.9
Operating and other supplies	229.9	172.7
Inventories	$398.8	$425.6

10. Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2022	2021
Land and improvements	$39.8	$40.1
Buildings and improvements	305.7	341.1
Machinery and equipment	1,495.3	1,522.1
Construction in progress	59.0	89.6
	1,899.8	1,992.9
Less accumulated depreciation	(1,155.4)	(1,100.4)
Property, plant and equipment - net	$744.4	$892.5

For the years ended December 31, 2022, 2021 and 2020, we recorded depreciation and amortization expense of $73.4 million, $82.6 million, and $83.0 million, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

11. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2022	2021
Defined benefit plan liabilities	$(98.0)	$(86.7)
Unrealized gain (loss) on financial instruments	1.7	1.9
Other comprehensive loss before income tax effect	(96.3)	(84.8)
Income tax effect(1)	2.3	2.5
Accumulated other comprehensive loss	$(94.0)	$(82.3)

(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2022	2021
Defined benefit plan liabilities	$2.6	$2.9
Unrealized loss on financial instruments	(0.3)	(0.4)

The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2019	$(111.7)	$1.9	$(109.8)
Other comprehensive income (loss) before reclassifications	(13.5)	—	(13.5)
Net amount reclassified to net income (loss)	4.6	(0.1)	4.5
Balance, December 31, 2020	(120.6)	1.8	(118.8)
Other comprehensive income (loss) before reclassifications	31.6	—	31.6
Net amount reclassified to net income (loss)	5.0	(0.1)	4.9
Balance, December 31, 2021	(84.0)	1.7	(82.3)
Other comprehensive income (loss) before reclassifications	(5.9)	—	(5.9)
Net amount reclassified to net income (loss)	(5.7)	(0.1)	(5.8)
Balance, December 31, 2022	$(95.6)	$1.6	$(94.0)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

AOCL Components	Location	2022	2021	2020
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$3.5	$26.8	$(4.7)
	Other income, net	(8.9)	—	—
	Selling, general and administrative expenses	3.3	2.9	(2.0)
	Other operating expense (income), net	(9.0)	7.3	(1.1)
	Income tax expense	(0.3)	(0.4)	(1.1)
	Net of tax	$(11.4)	$36.6	$(8.9)

Gain (loss) on financial instruments	Cost of goods sold	$(0.2)	$(0.1)	$(0.2)
	Income tax effect	(0.1)	0.0	0.1
	Net of tax	$(0.3)	$(0.1)	$(0.1)

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Obligation and Funded Status
The change in benefit obligation and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$360.1	$385.8	$99.6	$107.9
Service cost	4.3	4.7	0.2	0.2
Interest cost	10.3	9.6	2.9	2.4
Actuarial (gain) loss	(87.7)	(18.8)	(23.2)	(5.0)
Medicare Part D	—	—	0.2	0.2
Benefits paid	(24.0)	(21.2)	(6.1)	(6.1)
Curtailment	—	—	0.1	—
Benefit obligation at end of year	$263.0	$360.1	$73.7	$99.6
The decreases in both the defined benefit plans' and OPEB plans' benefit obligation were mainly driven by the actuarial gains in 2022, which were primarily attributable to the increases in the discount rates from fiscal year 2021 to 2022.

	Pension		OPEB
	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$329.7	$318.8	$—	$—
Actual return on plan assets	(93.3)	30.3	—	—
Employer contributions	4.2	1.8	5.9	5.9
Medicare Part D subsidy received	—	—	0.2	0.2
Benefits paid	(24.0)	(21.2)	(6.1)	(6.1)
Fair value of assets at end of year	$216.6	$329.7	$—	$—
The decrease of actual return on plan assets in 2022 was primarily attributable to fluctuations in market prices during the year.

	Pension		OPEB
	2022	2021	2022	2021
Funded status of plans:
Funded status	$(46.3)	$(30.4)	$(73.7)	$(99.6)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	(1.8)	(1.8)	(6.1)	(6.3)
Non-current liabilities	(44.5)	(28.6)	(67.6)	(93.3)
Net amount recognized	$(46.3)	$(30.4)	$(73.7)	$(99.6)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$86.7	$61.2	$10.4	$35.0
Prior service cost (benefit)	0.8	0.9	0.0	(10.3)
Total	$87.5	$62.1	$10.4	$24.7

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Pension Plans That Are Not Fully Funded
At December 31, 2022, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $263.0 million, $258.8 million, and $216.6 million, respectively.
At December 31, 2021, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $360.1 million, $355.7 million and $329.7 million, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2022	2021	2020	2022	2021	2020
Service cost	$4.3	$4.7	$4.9	$0.2	$0.2	$0.2
Interest cost	10.3	9.6	11.4	2.9	2.4	3.1
Expected return on plan assets	(23.5)	(22.4)	(20.8)	—	—	—
Amortization of prior service costs	0.1	0.1	0.1	(1.3)	(3.2)	(3.2)
Amortization of net loss	3.5	6.1	6.5	1.3	2.3	2.2
Net periodic benefit cost	(5.3)	(1.9)	2.1	3.1	1.7	2.3
Curtailment benefit (1)	—	—	—	(8.9)	—	—
Total benefit cost	$(5.3)	$(1.9)	$2.1	$(5.8)	$1.7	$2.3
(1) During the third quarter, we re-measured certain other postretirement benefits triggered by the Hawesville smelter curtailment, leading to a non-cash OPEB curtailment benefit totaling $8.9 million for the year ended December 31, 2022.
Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2022	2021	2022	2021
Net loss (gain)	$29.0	$(26.7)	$(23.1)	$(5.0)
Amortization of net loss, including recognition due to settlement	(3.5)	(6.1)	(1.4)	(2.3)
Amortization of prior service (cost) benefit, including curtailment	(0.1)	(0.1)	10.3	3.2
Total amount recognized in other comprehensive loss	25.4	(32.9)	(14.2)	(4.1)
Net periodic benefit cost	(5.3)	(1.9)	(5.8)	1.7
Total recognized in net periodic benefit cost and other comprehensive loss	$20.1	$(34.8)	$(20.0)	$(2.4)

Weighted average assumptions used to determine benefit obligations at December 31:

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Pension		OPEB
	2022	2021	2022	2021
Discount rate (1)	5.50%	2.89%	5.57%	2.75%
Rate of compensation increase (2)	4%/3.5%	3%/3.5%	4%/3.5%	3%/3.5%
Measurement date	12/31/2022	12/31/2021	12/31/2022	12/31/2021

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2022	2021	2020	2022	2021	2020
Measurement date	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019
Fiscal year end	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Discount rate (1)	2.94%	2.77%	3.22%	2.64%	1.89%	2.79%
Rate of compensation increase (2)	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%	3%/3.5%
Expected return on plan assets (3)	7.25%	7.25%	7.25%	—%	—%	—%

(1)We use the Ryan Above Median Yield Curve to determine the discount rate.
(2)For 2022, 2021, and 2020, the rate of compensation increase is 3% per year for the first year and 3.5% per year thereafter.
(3)The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.
For measurement purposes, medical cost inflation is initially estimated to be 7.0%, and 6.4% for pre- and post-65 participants, respectively, declining to 4.5% over ten years and continuing thereafter.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2022 Target	December 31, 2022	December 31, 2021
Return seeking assets:
Global equity	50%	46%	51%
Diversified credit	15%	19%	15%
Real assets	10%	14%	9%
Liability hedging assets	25%	21%	25%
Cash	—%	—%	—%
	100%	100%	100%

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
As more fully described within Note 6. Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair values. The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:
•Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 Inputs – unobservable inputs for the asset or liability.
The following summarizes the Company’s Pension Plans' assets fair value by asset category:

As of December 31, 2022	Level 1	Level 2	Level 3	Assets measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$1.3	$1.3
Global Equity	—	—	—	99.0	99.0
Diversified Credit	—	—	—	40.1	40.1
Real Assets	—	—	—	30.4	30.4
Liability hedging assets	—	—	—	45.8	45.8
Total plan assets fair value	$—	$—	$—	$216.6	$216.6

As of December 31, 2021
Cash and cash equivalents	$—	$—	$—	$2.5	$2.5
Global Equity	—	—	—	167.8	167.8
Diversified Credit	—	—	—	49.2	49.2
Real Assets	—	—	—	28.6	28.6
Liability hedging assets	—	—	—	81.6	81.6
Total plan assets fair value	$—	$—	$—	$329.7	$329.7
Our Pension Plans’ assets are held in certain commingled funds and group trusts which do not have publicly quoted prices. The fair value of the commingled funds and group trusts is based on NAV of the underlying investments. The fair value of the underlying investments held by the commingled funds, separate accounts and common collective trusts is generally based on quoted prices in active markets. Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.
Pension and OPEB Cash Flows
During 2022 and 2021, we made contributions of approximately $4.2 million and $1.8 million, respectively, to the qualified defined benefit and SERB plans we sponsor and $5.9 million and $5.9 million, respectively, to the other postretirement benefit plans.
We expect to make the following contributions for 2023:

2023
Expected pension plan contributions	$4.2
Expected OPEB benefits payments	6.1

Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2023	$20.2	$6.1
2024	19.9	6.2
2025	19.9	6.1
2026	20.0	6.0
2027	19.7	6.0
2028 – 2032	97.4	28.8
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Century’s participation in the plan for the year ended December 31, 2022, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2022 (1)	Green
Pension Protection Act Zone Status 2021 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan (2)	No
Contributions of Century Aluminum 2022	$1.6
Contributions of Century Aluminum 2021	$1.7
Contributions of Century Aluminum 2020	$1.4
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement (2)	March 31, 2026

(1)The most recent Pension Protection Act zone status available in 2022 and 2021 is for the plan's year-end December 31, 2021 and December 31, 2020, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.
(2)The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We match a portion of participants' contributions to the savings plan.  Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $6.0 million, $5.3 million, and $4.9 million for 2022, 2021, and 2020, respectively.
13. Share-based Compensation
Amended and Restated Stock Incentive Plan. Under our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan") we award service-based and performance-based share awards and nonqualified stock options to our salaried officers, non-employee directors, and other key employees.  Our service-based and performance-based share awards typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service.  The Stock Incentive Plan has 12,900,000 shares authorized for issuance with approximately 4,574,820 shares remaining at December 31, 2022.
Long-Term Incentive Plan. We also grant annual long-term incentive awards under our Amended and Restated Long-Term Incentive Plan (the "LTIP"). The LTIP is designed to provide senior-level employees the opportunity to earn long-term incentive awards through the achievement of performance goals and to align compensation with the interests of our stockholders. This is achieved by linking compensation to share price appreciation and total stockholder return over a multi-year period. Awards made under the LTIP are granted subject to the Stock Incentive Plan to the extent the award is deliverable in stock. We provide two types of LTIP awards: restricted stock units ("RSU") and performance stock units ("PSU").
RSUs are stock-settled awards which do not contain any performance-based vesting requirements. PSUs can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our PSU liability was approximately $1.7 million and $9.1 million as of December 31, 2022 and 2021, respectively. Both the PSUs and RSUs vest, in their entirety, after three years.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Service-based share awards	Number
Outstanding at January 1, 2022	1,460,013
Granted	266,745
Vested	(739,800)
Forfeited	(247,602)
Outstanding at December 31, 2022	739,356

Performance-based share awards	Number
Outstanding at January 1, 2022	1,073,628
Granted	217,746
Vested	(291,466)
Forfeited	(555,852)
Outstanding at December 31, 2022	444,056

	Year ended December 31,
Service-based share awards	2022	2021	2020
Weighted average per share fair value of service-based share grants	$17.30	$9.97	$7.50
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
The following table summarizes the compensation cost recognized for the years ended December 31, 2022, 2021 and 2020 for all service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2022	2021	2020
Share-based compensation (benefit) expense reported:
Performance-based share (benefit) expense	$(5.0)	$12.5	$6.3
Service-based share expense	4.4	8.3	3.3
Total share-based compensation (benefit) expense before income tax	(0.6)	20.8	9.6
Income tax	—	—	—
Total share-based compensation (benefit) expense, net of income tax	$(0.6)	$20.8	$9.6
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2022, 2021 and 2020. As of December 31, 2022, we had unrecognized compensation cost of $6.8 million before taxes.  This cost will be recognized over a weighted average period of 1.7 years.
14. Earnings (Loss) Per Share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The following table shows the basic and diluted earnings (loss) per share for 2022, 2021, and 2020:

	For the year ended December 31, 2022
	Net Loss	Shares (in millions)	Per Share
Net loss	$(14.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(14.1)	91.4	$(0.15)

	For the year ended December 31, 2021
	Net Loss	Shares (in millions)	Per Share
Net loss	$(167.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(167.1)	90.2	$(1.85)

	For the year ended December 31, 2020
	Net Loss	Shares (in millions)	Per Share
Net loss	$(123.3)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(123.3)	89.5	$(1.38)

Securities excluded from the calculation of diluted EPS (in millions)(1):	2022	2021	2020
Share-based compensation	1.7	2.7	1.3
Convertible preferred shares	5.8	6.3	6.6
Convertible senior notes	4.6	4.8	—

(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

15. Income Taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2022	2021	2020
U.S.	$(193.6)	$(250.5)	$(76.7)
Foreign	227.0	52.9	(49.6)
Total	$33.4	$(197.6)	$(126.3)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Significant components of income tax expense consist of the following:
	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal current expense (benefit)	$—	$—	$—
State current expense (benefit)	0.2	—	—
Foreign current expense (benefit)	4.0	0.1	4.0
Total current expense (benefit)	4.2	0.1	4.0
Deferred:
U.S. federal deferred (benefit)	(0.3)	(0.2)	(1.2)
State deferred benefit	—	—	—
Foreign deferred tax expense (benefit)	43.5	(30.5)	(5.9)
Total deferred expense (benefit)	43.2	(30.7)	(7.1)
Total income tax expense (benefit)	$47.4	$(30.6)	$(3.1)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2022	2021	2020
Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent differences	(15.2)	(0.3)	(1.2)
State taxes, net of Federal benefit	0.1	—	—
Rate change	0.4	2.5	(0.2)
Foreign earnings taxed at different rates than U.S.	(0.8)	(3.9)	(0.3)
Valuation allowance	(4.2)	(15.9)	(4.3)
Helguvik investment	—	26.4	—
Foreign restructuring	—	—	(2.3)
Foreign dividends and inclusions	122.9	(10.1)	(1.5)
Net operating loss expiration and remeasurement	43.1	(5.2)	(10.8)
Provision to return	(19.1)	(0.1)	(0.4)
Changes in uncertain tax reserves	(5.3)	1.3	1.4
Other	(0.9)	(0.2)	1.0
Effective tax rate	142.0%	15.5%	2.4%
The effective tax rate for the year ending December 31, 2022 was higher than the statutory US tax rate of 21% primarily as a result of the calculated foreign inclusions having a greater impact in comparison to the consolidated pre-tax income generated.

The Company’s accounting policy with respect to releasing income tax effects from accumulated other comprehensive income is to apply a security by security approach whereby the tax effects are measured based on the change in the unrealized gains or losses reflected in other comprehensive loss.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 was signed into law on August 9, 2022. These laws, effective January 1, 2023, implement new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. As of December 31, 2022, we do not anticipate any material impact of these provisions. The IRA provides several tax incentives to promote clean energy and the production of critical minerals in the U.S., also effective January 1, 2023. Century will continue to evaluate potential tax benefits available under the acts as additional guidance is issued in future periods.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2022	2021
Deferred tax assets:
Accrued postretirement benefit cost	$25.7	$29.5
Net operating losses and tax credits	395.8	453.1
Disallowed interest expense	27.7	17.8
Derivative and hedging contracts	—	18.6
Fixed asset tax over book basis	17.0	—
Other	26.1	20.7
Total deferred tax assets	492.3	539.7
Valuation allowance	(487.9)	(485.8)
Net deferred tax assets	$4.4	$53.9
Deferred tax liabilities:
Fixed asset book over tax basis	(60.5)	(86.2)
Derivatives	(19.0)	—
Foreign basis differences	(19.8)	(19.6)
Other	(7.9)	(6.8)
Total deferred tax liabilities	(107.2)	(112.6)
Net deferred tax liability	$(102.8)	$(58.7)
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

We have a valuation allowance of $487.9 million recorded against our net U.S. deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2022. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The increase in deferred tax assets, and the related valuation allowances, is primarily related to the impairment charge recognized to write down the Hawesville asset group to its estimated fair value following curtailment, which was offset by an increase in deferred tax liabilities primarily related to the Company's hedging derivatives.

The changes in the valuation allowance are as follows:

	2022	2021	2020
Beginning balance, valuation allowance	$485.8	$499.4	$492.4
Remeasurement of deferred tax assets	—	—	—
Release of valuation allowance	—	—	—
Expiration of net operating losses	(15.4)	(13.2)	(11.7)
Other change in valuation allowance	17.5	(0.4)	18.7
Ending balance, valuation allowance	$487.9	$485.8	$499.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The significant components of our NOLs are as follows:

	2022	2021
Federal (1)	$1,487.8	$1,568.4
State (2)	1,182.7	1,161.0
Foreign (3)	106.0	321.7

(1)The federal NOL begins to expire in 2028.
(2)The state NOLs begin to expire in 2027.
(3)The Icelandic NOLs expire between 2023 and 2026.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2022	2021	2020
Balance as of January 1,	$4.0	$6.5	$8.2
Additions based on tax positions related to the current year	0.3	—	—
Decreases due to lapse of applicable statute of limitations	(2.1)	(2.5)	(1.7)
Settlements	—	—	—
Balance as of December 31,	$2.2	$4.0	$6.5

As of December 31, 2022, the Company’s gross unrecognized tax benefits totaled $2.2 million. After considering the deferred tax accounting impact, it is expected that about $1.4 million of the total as of December 31, 2022 would favorably affect the effective tax rate if resolved in the Company’s favor. Included in the above balances are tax positions relating to temporary differences where there is uncertainty about the timing of tax return inclusion, but not that the amounts will ultimately be tax deductible. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period. We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months. It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
Our Icelandic tax returns are subject to examination beginning with the 2017 tax year.
16. Commitments and Contingencies

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
Legal Contingencies
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2022, $2.0 million was recorded in other current liabilities and $4.8 million was recorded in other liabilities.

PBGC Settlement

In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("the PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three or nine month periods ended September 30, 2021, and 2020. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of December 31, 2022, we made contributions of $2.4 million related to the Amended PBGC Settlement Agreement.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter.  Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

transmission and other costs.  The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. On April 26, 2022, EDF gave notice that it would no longer serve as the MISO Market Participant for Hawesville. The notice terminated EDF's contract, effective May 31, 2023, to purchase power from MISO for resale to Kenergy, which then resells the power to Hawesville. Century is in discussions with other companies, currently authorized as MISO Market Participants, to replace EDF and expects to have a replacement Market Participant in place prior to the expiration of the contract with EDF.
In connection with the temporary curtailment of production at Hawesville, energy use at the smelter has been significantly reduced. However, such reduction in energy use does not reduce Hawesville's capacity payment obligation to MISO which extends through May 2023.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. On April 26, 2022, EDF gave notice that it would no longer serve as the MISO Market Participant for Sebree. The notice terminated EDF's contract, effective May 31, 2023, to purchase power from MISO for resale to Kenergy, which then resells the power to Sebree. Century is in discussions with other companies, currently authorized as MISO Market Participants, to replace EDF and expects to have a replacement Market Participant in place prior to the expiration of the contract with EDF.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Based on the LME forward market prices for primary aluminum at December 31, 2022, and current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. We recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recognized a gain of $1.4 million for each of the years ended December 31, 2022 and 2021. These amounts are exactly offset by interest expense on the contingent obligation which is recorded in interest expense. Future increases in the LME forward market and increased operations at Hawesville may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives	Balance sheet location	December 31, 2022	December 31, 2021
Contingent obligation – principal	Other liabilities	$(12.9)	$(12.9)
Contingent obligation – accrued interest	Other liabilities	(16.6)	(15.2)
Contingent obligation – derivative asset	Other liabilities	29.5	28.1
		$—	$—
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville and Sebree facilities are represented by labor unions, representing approximately 59% of our total workforce.
Approximately 86% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2024.

100% of Vlissingen’s workforce is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through May 31, 2024.
Approximately 43% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.
17. Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2022	2021
Beginning balance, ARO liability	$20.7	$19.8
Additional ARO liability incurred	3.8	4.9
ARO liabilities settled	(4.6)	(6.1)
Accretion expense	1.9	2.1
Revisions in estimated cash flows	(0.6)	—
Ending balance, ARO liability	$21.2	$20.7

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
A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2022	2021	2020
Primary	$1,432.4	$1,513.3	$1,332.0
Corporate, unallocated	39.6	56.6	67.6
Total assets	$1,472.0	$1,569.9	$1,399.6
(1)Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, leases - right of use assets, inventory, intangible assets and property, plant and equipment, net; the remaining assets are unallocated corporate assets.
Geographic information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	2022	2021	2020
Net sales: (1)
United States	$1,737.2	$1,413.0	$1,007.5
Iceland	1,040.1	799.5	597.6
Long-lived assets: (2)
United States	$244.9	$400.1	$363.3
Iceland	491.0	490.1	511.8
Other	58.3	61.5	68.6
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
(2)Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
Revenues from two customers exceeded 10% of our net sales in 2022, 2021 and 2020.  A loss of these customers could have a material adverse effect on our results of operations.  The net sales related to the customers is as follows:

	Year Ended December 31,
	2022	2021	2020
Glencore	$1,671.1	$1,337.0	$1,025.5
Southwire	331.3	304.6	195.9

19. Derivatives
As of December 31, 2022, we had an open position of 111,741 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We had no open MWP forward financial sales contracts as of December 31, 2022. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

exposed to the LME and MWP aluminum prices. As of December 31, 2022, we had 946 tonnes related to fixed for floating swaps that will settle monthly through September 2023.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). The Nord Pool power price swaps are expected to settle monthly through December 2023. The Nord Pool power price swaps are settled in Euros, therefore we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of December 31, 2022, we had an open position related to the FX swaps of €32.7 million that will settle monthly through December 2023.
During the third quarter of 2022, we entered certain floating Nord Pool financial contracts to unwind a portion of our fixed contract position as a result of the recent power agreement amendment, making us predominantly hedged against Nord Pool power price fluctuations during 2023. The pricing relationship between the fixed and floating contracts created a realized gain of $16.0 million, which we recognized for the year ended December 31, 2022. As of December 31, 2022, we had an open net position of 989,880 MWh related to the Nord Pool power price swaps.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of December 31, 2022, we had an open position of 175,200 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse denominated in these currencies ("casthouse currency hedges"). As of December 31, 2022, we had an open position related to the ISK casthouse swaps of 5.5 billion ISK that will settle monthly through July 2023. As of December 31, 2022, we had an open position related to the Euro casthouse swaps of €8.9 million that will settle monthly through February 2024.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of December 31, 2022 and December 31, 2021, the Company had recorded restricted cash of $0.0 million and $8.6 million, respectively, as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of December 31, 2022 and 2021, respectively:

	Asset Fair Value
	2022	2021
Commodity contracts (1)	129.1	$42.9
Foreign exchange contracts (2)	—	—
Total	$129.1	$42.9

	Liability Fair Value
	2022	2021
Commodity contracts (1)	23.7	143.3
Foreign exchange contracts (2)	7.3	2.9
Total	$31.0	$146.2

(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At December 31, 2022, $11.9 million of Due to affiliates and $8.3 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore. At December 31, 2021, $17.1 million of Due to affiliates, and $21.9 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps and casthouse currency hedges.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Commodity contracts (1)	$206.6	$(208.0)	$(16.3)
Foreign exchange contracts	(9.4)	(4.4)	(1.0)
Total	$197.2	$(212.4)	$(17.3)
(1) For the years ended December 31, 2022, 2021, and 2020, $(13.3) million, $116.9 million, and $(9.2) million of net gain (loss), respectively, was with Glencore.

20. Subsequent events
On January 17, 2023, our wholly owned subsidiary, Mt. Holly Commerce Park LLC, entered into a binding agreement, subject to ordinary course conditions, to sell approximately 133 acres of land for approximately $28.5 million. We previously formed the commerce park, located near our Mt. Holly smelter, to develop excess land at the site and to assist the county with bringing additional business and commerce to the area.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2022.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2022.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

During the year ended December 31, 2022, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $1.365 billion for the year ended December 31, 2022.

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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2022 that requires disclosure in this report under Section 13(r) of the Exchange Act.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2023, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2023.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2023, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2023, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2023, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2023.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by May 1, 2023, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by May 1, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the consolidated financial statements
(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
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
10.7
Amendment No. 4 dated June 14, 2022 to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	June 16, 2022
10.8	Facility Agreement dated 9 December 2022 among Century Aluminum Vlissingen B.V. as borrower and Glencore international AG as lender	8-K	001-34474	December 12, 2022

10.9	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.10	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	001-34474	April 15, 2016
10.11	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	February 28, 2018
10.12	Amendment to Revolving Credit Facility, dated October 2, 2019, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 8, 2019
10.13	Amendment to Revolving Credit Facility, dated September 20, 2021, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 5, 2021
10.14	Amendment to Revolving Credit Facility, dated February 4, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	8-K	001-34474	February 9, 2022
10.15	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.16	Amendment to Revolving Credit Facility, dated September 28, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	10-Q	001-34474	November 7, 2022
10.17	Term Facility Agreement, dated as of November 2, 2021, by and between Nordural Grundartangi ehf and Arion Bank hf.	8-K	001-34474	November 3, 2021
10.18	Term Facility Agreement, dated as of September 29, 2022, by and between Nordural Grundartangi ehf, as borrower, and Arion Bank hf	10-Q	001-34474	November 7, 2022
10.19	Form of Capped Call Confirmation	8-K	001-34474	April 12, 2021
10.20	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.21	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.22	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.23	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.24	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.25	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.26	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.27	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014

10.28	Century Aluminum Company Annual Incentive Plan.*	10-K	001-34474	March 2, 2015
10.29	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.30	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.31	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 3, 2019.*	8-K	001-34474	June 6, 2019
10.32	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.33	Form of Time-Vesting Performance Share Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	June 27, 2014
10.34	Form of Performance Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	March 24, 2016
10.35	Form of Time-Vesting Share Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.36	Form of Performance Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.37	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.38	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.39	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
10.40	Jesse E. Gary Offer Letter, dated May 17, 2021*	8-K	001-34474	May 17, 2021
10.41	Retirement and Transition Agreement, dated May 17, 2021, between Century Aluminum Company and Michael A. Bless*	8-K	001-34474	May 17, 2021
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ JESSE E. GARY
Jesse E. Gary
President and Chief Executive Officer (Principal Executive Officer)
Dated:	February 27, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JESSE E. GARY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Jesse E. Gary

*	Chairman	February 27, 2023
Andrew Michelmore

*	Director	February 27, 2023
Jarl Berntzen

*	Director	February 27, 2023
Errol Glasser

*	Director	February 27, 2023
Wilhelm van Jaarsveld

*	Director	February 27, 2023
Jennifer Bush

/s/ GERALD C. BIALEK	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Gerald C. Bialek

/s/ ROBERT HOFFMAN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Robert Hoffman

*By: /s/ JOHN DEZEE
John DeZee, as Attorney-in-fact