Form 10-Q
period 2023-03-31
CENTURY ALUMINUM CO
filed 2023-05-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
(Nasdaq Global Select Market)
The registrant had 92,323,978 shares of common stock outstanding at May 8, 2023.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2023	2022
NET SALES:
Related parties	$412.2	$433.1
Other customers	140.2	320.5
Total net sales	552.4	753.6
Cost of goods sold	504.3	660.4
Gross profit	48.1	93.2
Selling, general and administrative expenses	13.4	11.7
Other operating expense - net	7.2	0.2
Operating income	27.5	81.3
Interest expense	(8.7)	(7.3)
Interest income	0.3	0.1
Net loss on forward and derivative contracts	(57.6)	(56.7)
Other (expense) income - net	(0.3)	2.0
(Loss) income before income taxes	(38.8)	19.4
Income tax benefit (expense)	0.2	(1.7)
Net (loss) income	$(38.6)	$17.7
Less: net income allocated to participating securities	—	1.1
Net (loss) income allocated to common stockholders	$(38.6)	$16.6

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.42)	$0.18
Diluted	(0.42)	0.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92.3	91.2
Diluted	92.3	97.1
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)
	Three months ended March 31,
	2023	2022
Comprehensive (loss) income:
Net (loss) income	$(38.6)	$17.7
Other comprehensive (loss) income before income tax effect:
Net (loss) income on foreign currency cash flow hedges reclassified as income	(0.1)	0.0
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(0.0)	(0.4)
Amortization of net gain during the period	1.2	1.1
Other comprehensive income before income tax effect	1.1	0.7
Income tax effect	0.0	(0.1)
Other comprehensive income	1.1	0.6
Total comprehensive (loss) income	$(37.5)	$18.3
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$30.4	$54.3
Restricted cash	1.2	1.2
Accounts receivable - net	47.8	66.9
Due from affiliates	16.5	4.8
Inventories	434.8	398.8
Derivative assets	51.3	127.3
Prepaid and other current assets	22.6	24.5
Total current assets	604.6	677.8
Property, plant and equipment - net	743.2	744.4
Other assets	51.3	49.8
TOTAL	$1,399.1	$1,472.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$149.2	$167.3
Due to affiliates	22.6	17.0
Accrued and other current liabilities	53.6	60.7
Derivative liabilities	5.4	9.7
Accrued employee benefits costs	9.9	9.9
Iceland Term Facility	12.3	13.3
U.S. revolving credit facility	63.1	90.0
Iceland revolving credit facility	45.0	35.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	368.9	410.7
Senior notes payable	246.8	246.6
Convertible senior notes payable	84.5	84.4
Grundartangi casthouse debt facility	59.3	49.4
Iceland term facility, net of current portion	—	1.2
Accrued pension benefits costs - less current portion	41.8	44.5
Accrued postretirement benefits costs - less current portion	67.2	67.6
Other liabilities	37.1	36.0
Leases - right of use liabilities	21.5	20.9
Due to affiliates - less current portion	5.9	8.3
Deferred taxes	103.7	103.1
Total noncurrent liabilities	667.8	662.0
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 7)	0.0	0.0
Common stock (Note 7)	1.0	1.0
Additional paid-in capital	2,540.2	2,539.6
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(92.9)	(94.0)
Accumulated deficit	(1,999.6)	(1,961.0)
Total shareholders’ equity	362.4	399.3
TOTAL	$1,399.1	$1,472.0
See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(38.6)	$17.7
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Unrealized loss on derivative instruments	64.4	35.5
Lower of cost or NRV inventory adjustment	5.1	—
Depreciation and amortization	15.9	19.4
Deferred tax (benefit) provision	(1.5)	1.3
Other non-cash items - net	(0.5)	(1.7)
Change in operating assets and liabilities:
Accounts receivable - net	19.1	(47.1)
Due from affiliates	(11.7)	(10.3)
Inventories	(41.1)	(0.9)
Prepaid and other current assets	1.8	(4.2)
Accounts payable, trade	(17.4)	31.6
Due to affiliates	10.4	(1.2)
Accrued and other current liabilities	(8.7)	1.6
Other - net	2.6	(4.3)
Net cash (used in) provided by operating activities	(0.2)	37.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14.3)	(26.0)
Proceeds from sales of property, plant and equipment	—	0.0
Net cash used in investing activities	(14.3)	(26.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	192.4	264.1
Repayments under revolving credit facilities	(209.4)	(307.4)
Debt issuance costs	—	(0.6)
Repayment of Iceland Term Facility	(2.4)	—
Borrowings under Grundartangi casthouse debt facility	10.0	40.0
Net cash used in financing activities	(9.4)	(3.9)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(23.9)	7.5
Cash, cash equivalents and restricted cash, beginning of period	55.5	40.7
Cash, cash equivalents and restricted cash, end of period	$31.6	$48.2

Supplemental Cash Flow Information:
Cash paid for:
Interest	$4.0	$1.2
Taxes, net of refunds	(0.4)	0.5
Non-cash investing activities:
Capital expenditures	3.9	4.2
Capitalized interest	1.0	1.0

See condensed notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2023
Balance, December 31, 2022	53,854	$0.0	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3
Net income (loss)	—	—	—	—	—	—	—	(38.6)	(38.6)
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Share-based compensation	—	—	—	—	0.6	—	—	—	0.6
Balance, March 31, 2023	53,854	$0.0	92,323,978	$1.0	$2,540.2	$(86.3)	$(92.9)	$(1,999.6)	$362.4

Three months ended March 31, 2022
Balance, December 31, 2021	58,542	$0.0	91,231,611	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0
Net income (loss)	—	—	—	—	—	—	—	17.7	17.7
Other comprehensive income	—	—	—	—	—	—	0.6	—	0.6
Share-based compensation	—	—	—	—	0.5	—	—	—	0.5
Balance, March 31, 2022	58,542	$0.0	91,231,611	$1.0	$2,536.0	$(86.3)	$(81.7)	$(1,929.2)	$439.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2023 and 2022
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
2.Curtailment of Operations - Hawesville
In August 2022, we fully curtailed production at the Hawesville facility and expect to continue to maintain the plant with the intention of restarting operations when market conditions permit, including energy prices returning to more normalized levels and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.
In the first quarter of 2023, we incurred curtailment charges of approximately $7.0 million, including $5.4 million related to excess capacity charges, partially offset by $0.7 million of income related to scrap and materials sales, which are reported in Other operating expense - net, in the Consolidated Statements of Operations.
3.Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2023 and 2022 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of March 31, 2023, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.1% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 7. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended March 31, 2023 and 2022, we derived approximately 75% and 57% of our consolidated net sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months ended March 31, 2023, we recorded $21.0 million of revenue related to alumina sales to Glencore. There were no alumina sales to Glencore during the three months ended March 31, 2022.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2023 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 14. Derivatives regarding these forward financial sales contracts.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million (the "Vlissingen Facility Agreement") in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024. See Note 10. Debt for additional information. Borrowings under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.
Summary
A summary of the aforementioned significant related party transactions is as follows:

	Three months ended March 31,
	2023	2022
Net sales to Glencore	$412.2	$433.1
Purchases from Glencore(1)	76.1	54.5

(1) Includes settlements of financial contract positions.
4.Revenue

We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended March 31,
	2023	2022
United States	$342.3	$506.1
Iceland	210.1	247.5
Total	$552.4	$753.6

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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.2	$—	$—	$7.2
Trust assets(1)	1.5	—	—	1.5
Derivative instruments	—	52.6	—	52.6
TOTAL	$8.7	$52.6	$—	$61.3
LIABILITIES:
Derivative instruments	—	(19.3)	—	(19.3)
TOTAL	$—	$(19.3)	$—	$(19.3)

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$5.6	$—	$—	$5.6
Trust assets(1)	0.1	—	—	0.1
Derivative instruments	—	127.3	1.8	129.1
TOTAL	$5.7	$127.3	$1.8	$134.8
LIABILITIES:
Derivative instruments	$—	$26.4	$4.6	$31.0
TOTAL	$—	$26.4	$4.6	$31.0
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
The following table presents the inputs for recurring fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Recurring Level 3 Fair Value Measurements:				As of March 31, 2023		As of December 31, 2022
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net(1)	$—	8.58%	$(2.8)	8.58%
(1) Represents risk adjusted discount rate.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

For the three months ended March 31, 2023	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	LME forward financial sales contracts
Balance as of December 31, 2022	$1.8	$(4.6)
Transfers out of Level 3(1)	(1.8)	4.6
Balance as of March 31, 2023	$—	$—

Change in unrealized gains (losses)(2)	$—	$—

(1) Transfers out of Level 3 due to period of time remaining in derivative contract.
(2) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net loss on forward and derivative contracts."

	Level 3 Assets	Level 3 Liabilities
For the three months ended March 31, 2022	Nord Pool Swaps	LME forward financial sales contracts	FX Swaps
Balance as of December 31, 2021	$0.2	$(5.1)	$(0.2)
Total realized/unrealized loss
Included in net income (loss)(1)	—	(9.1)	—
Transfers into Level 3(2)	—	(2.5)	—
Transfers out of Level 3(3)	(0.2)	(0.0)	0.2
Balance as of March 31, 2022	$—	$(16.7)	$—

Change in unrealized gains (losses)(1)	$—	$(9.1)	$—
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net loss on forward and derivative contracts."
(2) Transfers into Level 3 due to contracts with applied discount rate entered into during the three months ended March 31, 2022.
(3) Transfers out of Level 3 due to period of time remaining in derivative contract.

6. (Loss) Earnings Per Share
Basic (loss) earnings per share ("EPS") amounts are calculated by dividing net (loss) income allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive securities.
The following table shows the basic and diluted (loss) earnings per share:

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2023			2022
	Net Loss	Shares (in millions)	Per Share	Net Income	Shares (in millions)	Per Share
Net (loss) income	$(38.6)			$17.7
Less: net income allocated to participating securities	—			1.1
Basic EPS:
Net (loss) income allocated to common stockholders	$(38.6)	92.3	$(0.42)	$16.6	91.2	$0.18
Effect of Dilutive Securities(1):
Share-based compensation	—	—		—	1.1
Convertible senior notes	—	—		0.7	4.8
Diluted EPS:
Net (loss) income allocated to common stockholders with assumed conversion	$(38.6)	92.3	$(0.42)	$17.3	97.1	$0.18

	Three months ended March 31,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2023	2022
Share-based compensation - TVPSU	0.6	—
Share-based compensation - PSU	0.3	0.7
Convertible preferred shares	5.4	5.9
Convertible notes	4.6	—
(1) In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

7.    Shareholders’ Equity
Common Stock
As of March 31, 2023 and December 31, 2022, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 99,510,499 shares were issued and 92,323,978 shares were outstanding.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of March 31, 2023 and December 31, 2022, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At March 31, 2023 and December 31, 2022, 53,854 shares were outstanding.
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
There were no preferred stock conversions during the three months ended March 31, 2023 and March 31, 2022.

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
We have repurchased 7,186,521 shares of common stock under the program for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of March 31, 2023.
8.    Income Taxes
For the three months ended March 31, 2023 and March 31, 2022, we recorded an income tax benefit of $0.2 million and an income tax expense of $1.7 million, respectively. The change is primarily due to tax impacts from foreign operations in each period.
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
As of March 31, 2023, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 was signed into law on August 9, 2022. These laws implement new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. As of March 31, 2023, these provisions, which were effective January 1, 2023, have not had any material impact on the financial statements. The IRA provides several tax incentives to promote clean energy and the production of critical minerals in the U.S. We are continuing to evaluate potential tax benefits available under the acts as additional guidance is issued.
9.    Inventories

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$98.8	$64.9
Work-in-process	47.8	46.0
Finished goods	43.4	58.0
Operating and other supplies	244.8	229.9
Total inventories	$434.8	$398.8
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.
10. Debt

	March 31, 2023	December 31, 2022
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	63.1	90.0
Iceland Revolving Credit Facility(3)	45.0	35.0
Iceland Term Facility(5)	12.3	13.3
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.6 million at March 31, 2023(4)	59.3	49.4
Iceland Term Facility, net of financing fees of $0.00 million and current portion at March 31, 2023(5)	—	1.2
7.5% senior secured notes due April 1, 2028, net of financing fees of $3.2 million at March 31, 2023, interest payable semiannually	246.8	246.6
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.8 million at March 31, 2023, interest payable semiannually	84.5	84.4
Total	$518.8	$527.7
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at March 31, 2023 was 4.11%.
(2) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2023 was 8.75%.
(3) We incur interest at base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2023 was 7.66%.
(4) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2023 was 8.08%.
(5) We incur interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Market Institute as defined within the agreement. The interest rate at March 31, 2023 was 5.77%.
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
As of March 31, 2023, the total estimated fair value of the 2028 Notes was $237.8 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of March 31, 2023, the conversion rate remains unchanged.
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
As of March 31, 2023, the if-converted value of the Convertible Notes does not exceed the outstanding principal amount.
As of March 31, 2023, the total estimated fair value of the Convertible Notes was $70.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2023, there were $63.1 million in outstanding borrowings and $41.1 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	March 31, 2023
Credit facility maximum amount	$250.0
Borrowing availability	169.8
Outstanding letters of credit issued	41.1
Outstanding borrowings	63.1
Borrowing availability, net of outstanding letters of credit and borrowings	65.6
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), has entered into a $80.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At March 31, 2023, there were $45.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Status of our Iceland revolving credit facility:	March 31, 2023
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	45.0
Borrowing availability, net of borrowings	55.0
Grundartangi Casthouse Facility
Our wholly-owned subsidiary, Grundartangi, has entered into an eight-year Term Facility Agreement with Arion Bank hf, dated November 2021, as amended (the "Casthouse Facility") to provide for borrowings up to $130.0 million associated with construction of the new billet casthouse at Grundartangi (the"casthouse project"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of March 31, 2023, there were $60.0 million in outstanding borrowings under the Casthouse Facility.
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, has entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts are made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of March 31, 2023, there were €11.3 million ($12.3 million, based on the prevailing exchange rate on March 31, 2023) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million (the "Vlissingen Facility Agreement") in one or more loans payable on December 2, 2024, the maturity date of the Vlissingen Facility Agreement. As of March 31, 2023, there were no outstanding borrowings under the Vlissingen Facility Agreement.
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2023, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of March 31, 2023, $2.0 million was recorded in other current liabilities and $4.9 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended March 31, 2023, or 2022. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of March 31, 2023, we made contributions of $2.4 million related to the Amended PBGC Settlement Agreement.

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

In connection with the temporary curtailment of production at Hawesville, energy use at the smelter has been significantly reduced. However, such reduction in energy use does not reduce Hawesville’s capacity payment obligation to MISO which extends through May 2023. Century currently expects to act as its own MISO Market Participant (through an indirect, wholly-owned subsidiary) after May 31, 2023.
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO has an effective term through May 2023. On April 26, 2022 EDF gave notice that it would no longer serve as the MISO Market Participant for Sebree. The notice terminated EDF’s contract, effective May 31, 2023, to purchase power from MISO for resale to Kenergy, which then resells the power to Sebree. Century currently expects to act as its own MISO Market Participant (through an indirect, wholly-owned subsidiary) after May 31, 2023.
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
Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of March 31, 2023, the principal and accrued interest for the contingent obligation was $29.8 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of March 31, 2023, the LME forward market prices do not exceed the threshold for payment. In addition, based on the current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
12.Components of Accumulated Other Comprehensive Loss

Components of AOCL:	March 31, 2023	December 31, 2022
Defined benefit plan liabilities	$(96.8)	$(98.0)
Unrealized gain (loss) on financial instruments	1.7	1.7
Other comprehensive loss before income tax effect	(95.1)	(96.3)
Income tax effect(1)	2.2	2.3
Accumulated other comprehensive loss	$(92.9)	$(94.0)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2023	December 31, 2022
Defined benefit plan liabilities	$2.6	$2.6
Unrealized loss on financial instruments	(0.3)	(0.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, January 1, 2023	$(95.6)	$1.6	$(94.0)
Net amount reclassified to net income (loss)	1.2	(0.1)	1.1
Balance, March 31, 2023	$(94.4)	$1.5	$(92.9)

Balance, January 1, 2022	$(84.0)	$1.7	$(82.3)
Net amount reclassified to net income (loss)	0.6	0.0	0.6
Balance, March 31, 2022	$(83.4)	$1.7	$(81.7)

Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended March 31,
AOCL Components	Location	2023	2022
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.8	$0.4
	Selling, general and administrative expenses	0.2	0.1
	Other operating expense - net	0.2	0.2
	Income tax effect	—	(0.1)
	Net of tax	$1.2	$0.6

Unrealized loss on financial instruments	Cost of goods sold	$(0.1)	$0.0
	Income tax effect	0.0	0.0
	Net of tax	$(0.1)	$0.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
13. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended March 31,
	2023	2022
Service cost	$1.1	$1.1
Interest cost	2.6	2.5
Expected return on plan assets	(5.9)	(5.8)
Amortization of prior service costs	0.0	—
Amortization of net loss	0.9	0.7
Net periodic benefit cost (income)	$(1.3)	$(1.5)

	Other Postretirement Benefits
	Three months ended March 31,
	2023	2022
Service cost	$0.0	$0.1
Interest cost	0.7	0.7
Amortization of prior service cost	0.0	(0.5)
Amortization of net loss	0.3	0.5
Net periodic benefit cost (income)	$1.0	$0.8
14. Derivatives
As of March 31, 2023, we had an open position of 70,464 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of March 31, 2023, we had 2,878 tonnes related to fixed for floating swaps that will settle monthly through November 2023.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). All of the Nord Pool power price swaps are expected to cash settle monthly through December 2023. The Nord Pool power price swaps are settled in Euros, therefore we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of March 31, 2023, we had an open position related to the FX swaps of €24.5 million that will settle monthly through December 2023.
During the third quarter of 2022, we entered certain floating Nord Pool financial contracts to unwind a portion of our fixed contract position as a result of the recent power agreement amendment, making us predominantly hedged against Nord Pool power price fluctuations during 2023. As of March 31, 2023, we had an open net position of 745,908 MWh related to the Nord Pool power price swaps.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of March 31, 2023, we had an open position of 132,000 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse denominated in these currencies ("casthouse currency hedges"). As of March 31, 2023, we had an open position related to the ISK casthouse swaps of kr4,346.7 million that will settle monthly through July 2023. As of March 31, 2023, we had an open position related to the Euro casthouse swaps of €7.6 million that will settle monthly through February 2024.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of March 31,

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
2023 and December 31, 2022, the Company had not recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following tables sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of March 31, 2023 and December 31, 2022, respectively:

	Asset Fair Value
	March 31, 2023	December 31, 2022
Commodity contracts(1)	$52.5	$129.1
Foreign exchange contracts(2)	0.1	—
Total	$52.6	$129.1

	Liability Fair Value
	March 31, 2023	December 31, 2022
Commodity contracts(1)	$15.1	$23.7
Foreign exchange contracts(2)	4.2	7.3
Total	$19.3	$31.0
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, MWP forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, and Indiana Hub power price swaps. At March 31, 2023, $7.1 million of Due to affiliates, and $5.9 million of Due to affiliates - less current portion were related to commodity contracts with Glencore. At December 31, 2022, $11.9 million of Due to affiliates, and $8.3 million of Due to affiliates - less current portion were related to commodity contract liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.
The following table summarizes the net loss on forward and derivative contracts:

	Three months ended March 31,
	2023	2022
Commodity contracts(1)	$(59.1)	$(56.0)
Foreign exchange contracts	1.6	(1.0)
Total	$(57.5)	$(57.0)
(1) For the three months ended March 31, 2023, $14.9 million of the net loss was with Glencore, and for the three months ended March 31, 2022, $58.9 million of the net loss was with Glencore.
15. Subsequent Events
On May 2, 2023, our newly-formed, wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., a Delaware corporation ("Century Jamaica"), purchased for $1.00 a 55% interest in Jamalco, an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by Clarendon Alumina Production Limited ("CAP"), which in turn is owned by the Government of Jamaica.

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
•Our plans and expectations with respect to the acquisition of a 55% interest in Jamalco, including our expectations as to the costs and benefits associated with this transaction;
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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products and labor, which in aggregate represent more than 87% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
Hawesville temporary curtailment
In August 2022 we fully curtailed production at the Hawesville facility and expect to continue to maintain the plant with the intention of restarting operations when market conditions permit, including energy prices returning to more normalized levels and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.
In the first quarter of 2023, we incurred curtailment charges of approximately $7.0 million, including $5.4 million related to excess capacity charges, partially offset by $0.7 million of income related to scrap and materials sales, which are reported in Other operating expense - net, in the Consolidated Statements of Operations.
Acquisition of 55% interest in Jamalco

On May 2, 2023, the Company's wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., acquired for $1.00 a 55% interest in Jamalco, an unincorporated joint venture with Clarendon Alumina Production Limited ("CAP"), which is owned by the Government of Jamaica. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's newly acquired, wholly-owned subsidiary, General Alumina Jamaica Limited, is the manager of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tons. Jamalco's operations will be consolidated with Century Aluminum Company in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), with CAP's interest in Jamalco reflected as noncontrolling interest. We anticipate making additional investments in Jamalco to fund Century's proportionate share of capital expenditures.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly variable and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. Information regarding financial contracts is included in Note 14. Derivatives and risks affiliated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

We saw declines in the pricing of aluminum through the first quarter of 2023, when compared to the aluminum prices that were increasing throughout 2021 and peaked during the first quarter of 2022. The average LME price for primary aluminum was $2,399 per tonne in the first quarter of 2023 compared to $3,267 per tonne in 2022, and $2,475 per tonne in 2021. The quarterly average MWP price was $618 per tonne for the first quarter of 2023, compared to $794 per tonne in 2022, and $581 per tonne in 2021. The quarterly average EDPP price was $302 per tonne for the first quarter of 2023, compared to $489 per tonne in 2022, and $272 per tonne in 2021.
Results of Operations
The following discussion for the three months ended March 31, 2023 reflects no change in production capacities, other than the curtailment of the Hawesville smelter, at our operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.

Electrical power, alumina, carbon products and labor are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See “Item 1A. Risk Factors - Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2022. Power costs at our Kentucky plants are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in April. Our expected capacity demand costs for power are approximately $11.5 million per quarter through May 31, 2023 (notwithstanding the curtailment at Hawesville), in addition to the market price of power used. The price of capacity per quarter after June 1, 2023 is expected to be announced during the second quarter.

The increase in energy costs had adversely affected our business in 2022, and resulted in the curtailment of our Hawesville facility as described above. So far in 2023, energy prices in the U.S. have reverted to historical levels, while Europe remains elevated. In Europe, increased energy prices affect both our Grundartangi operations (a portion of our power is linked to the Nord Pool power market) and our Vlissingen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe has historically been dependent upon imported natural gas from Russia, and the significant reduction in Russian gas supply to Europe creates uncertainty with respect to the price and availability of natural gas, which could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended		Three months ended
	Sequential		Year-to-date
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
	(in millions, except per share data)
NET SALES:
Related parties	$412.2	$349.6	$412.2	$433.1
Other customers	140.2	180.3	140.2	320.5
Total net sales	552.4	529.9	552.4	753.6
Gross profit	48.1	(19.4)	48.1	93.2
Net (loss) income	(38.6)	(113.5)	(38.6)	17.7
(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.42)	$(1.24)	$(0.42)	$0.18
Diluted	(0.42)	(1.24)	(0.42)	0.18

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2023
1st Quarter	102,430	$317.6	78,735	$210.1	181,165	$527.7

2022
4th Quarter	89,906	$270.5	79,565	$235.7	169,471	$506.2
1st Quarter	134,953	$494.8	76,458	$247.5	211,411	$742.3
    (1) Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Net sales	$552.4	$529.9	$552.4	$753.6

Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) increased by $23.2 million for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, primarily driven by favorable volume and sales mix of $20.7 million and favorable LME and premium price realizations of $3.5 million.

Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) decreased by $211.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by unfavorable volume and sales mix of $122.6 million, which was driven by the curtailment of our Hawesville smelter, and unfavorable LME and premium price realizations of $89.1 million

Gross profit

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Gross profit (loss)	$48.1	$(19.4)	$48.1	$93.2

Gross profit increased by $67.5 million for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, primarily driven by favorable power price realization of $38.6 million, favorable raw material price realization of $20.5 million, and favorable metal price realization of $3.5 million, offset partially by unfavorable volume and sales mix of $8.6 million.

Gross profit decreased by $45.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by unfavorable metal price realization of $89.1 million and unfavorable volume and sales mix of $51.5 million, driven by curtailment of our Hawesville smelter. The change is partially offset by lower operating costs of $38.4 million, favorable power price realization of $36.9 million, and favorable raw material price realization of $10.8 million.

Selling, general and administrative expenses

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Selling, general and administrative expenses	$13.4	$11.3	$13.4	$11.7

Selling, general and administrative expenses increased by $2.1 million for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, primarily driven by share-based compensation costs as a result of quarter over quarter changes in the Company's stock price and incentive payout during the quarter.

Selling, general and administrative expenses increased by $1.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by incentive payout compared to 2022.

Net loss on forward and derivative contracts

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Net loss on forward and derivative contracts	$(57.6)	$(90.6)	$(57.6)	$(56.7)

Net loss on forward and derivative contracts improved by $33.0 million for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, primarily driven by decreased losses on LME and Nord Pool forward contracts, attributable to fluctuations in forward pricing and volume of contracts, and decreased losses from MWP derivative contracts, which fully settled in December 2022.

Net loss on forward and derivative contracts increased by $0.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by increased losses on Nord Pool derivative contracts due to Nord Pool power forward price decreases, offset by improved LME forward prices and decreased losses from MWP derivative contracts, which fully settled in December 2022.

Income tax benefit (expense)

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Income tax benefit (expense)	$0.2	$17.2	$0.2	$(1.7)
Income tax benefit changed by $17.0 million for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, primarily driven by net income from our consolidated U.S. results, which was attributable to favorable sales volume and pricing.
Income tax changed from to a benefit of $0.2 million for the three months ended March 31, 2023, compared to expense of $1.7 million for the three months ended March 31, 2022, primarily driven by net losses from our foreign operations, attributable to unfavorable price realization and volume mix. See Note 8. Income Taxes to the consolidated financial statements included herein for additional information.

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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of March 31, 2023, we had cash and cash equivalents of approximately $30.4 million and unused availability under our revolving credit facilities of $210.6 million (including $90.0 million under the Vlissingen Facility Agreement referred to below) resulting in a total liquidity position of approximately $241.0 million.
Available Cash
Our available cash and cash equivalents balance at March 31, 2023 was $30.4 million compared to $54.3 million at December 31, 2022.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
	2023	2022
	(in millions)
Net cash (used in) provided by operating activities	$(0.2)	$37.4
Net cash used in investing activities	(14.3)	(26.0)
Net cash used in financing activities	(9.4)	(3.9)
Change in cash, cash equivalents and restricted cash	$(23.9)	$7.5

The change from net cash provided by operating activities during the three months ended March 31, 2022 to net cash used in operating activities during the three months ended March 31, 2023 was primarily driven by net loss during the quarter attributable to lower shipments compared to 2022 attributable to the curtailment of our Hawesville smelter, pricing decreases, and timing of payables, partially offset by timing of receivables payment in 2023 compared to 2022.

The decrease in net cash used in investing activities was primarily due to reduced spending on capital projects during the three months ended March 31, 2023, driven by the completion of the Mt. Holly restart project in 2022 and partially offset by spending on the Grundartangi casthouse project.

The change in net cash used in financing activities was primarily due to a reduction in borrowings under the Grundartangi casthouse debt facility and net repayment on our revolving credit facilities compared to 2022.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of March 31, 2023, our U.S. revolving credit facility had a borrowing base of $169.8 million, $63.1 million in borrowings and $41.1 million in letters of credit outstanding with total availability of $65.6 million. Of the outstanding letters of credit, $27.9 million are related to our power commitments and $13.3 million are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of March 31, 2023, our Iceland revolving credit facility had a borrowing base of $100.0 million and $45.0 million in outstanding borrowings, with total availability of $55.0 million.
As of March 31, 2023, our credit facilities (including the Vlissingen Facility Agreement referred to below) had $210.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base, but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate equal to USD LIBOR 3 month plus an applicable margin. As of March 31, 2023 there were $60.0 million in borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2023, we were in compliance with all such covenants.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Under the Iceland Term Facility, repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of March 31, 2023, there were €11.3 million ($12.3 million, based on the prevailing exchange rate on March 31, 2023) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024 (the Vlissingen Facility Agreement"). The obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen's facilities are located. Vlissingen's moveable assets, financial assets, receivables and other assets, and Vlissingen's shares. The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. The availability period for borrowings under the Vlissingen Facility Agreement ends December 2, 2024. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of March 31, 2023, there were no outstanding borrowings under the Vlissingen Facility Agreement.
Supplemental Guarantor Financial Information

The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of March 31, 2023, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
"Guarantor Subsidiaries" refers to all of our material domestic subsidiaries except for Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc. The Guarantor Subsidiaries are 100% owned by Century. All guarantees will be full and unconditional; all guarantees will be joint and several. Our foreign subsidiaries, together with Nordural US LLC, Century Aluminum Development LLC and Century Aluminum of West Virginia, Inc., are collectively referred to as the "Non-Guarantor Subsidiaries." We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
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

	March 31, 2023	December 31, 2022
Current assets	$305.3	$305.7
Non-current assets	668.8	704.5
Current liabilities	255.2	309.6
Non-current liabilities	483.0	487.1

Three months ended March 31, 2023
Net sales	$342.3
Gross profit (loss)	44.6
Income (loss) before income taxes	21.0
Net income (loss)	(38.6)
As of March 31, 2023 and December 31, 2022, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $11.4 million and $18.2 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $435.4 million and $466.3 million, respectively.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of March 31, 2023, the principal and accrued interest for the contingent obligation was $29.8 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of March 31, 2023, based on the LME forward market prices and our expected level of Hawesville operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.

Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three months ended March 31, 2023, and 2022. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of March 31, 2023, we made contributions of $2.4 million related to the Amended PBGC Settlement Agreement.
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

On March 15, 2023, the ITC submitted a report to the United States Congress entitled, 'Economic Impact of Section 232 and 301 Tariffs on U.S. Industries,' in which the ITC found that the tariffs increased the production of domestic aluminum while causing prices to increase by less than two percent. Accordingly, we do not believe there will be any material changes to the current tariffs in the near future.
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

During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is expected to continue through the second half of 2023. The Grundartangi casthouse project will be fully funded through the Casthouse Facility. The project is progressing and is expected to ship first billets out of the casthouse in the first quarter of 2024, subject to market conditions.
In 2011, our Board of Directors authorized a $60.0 million common stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2020, 2021, and 2022. As of March 31, 2023, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.

In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV

Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2023, we had $2.0 million in other current liabilities and $4.9 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the three months ended March 31, 2023 were $2.8 million, excluding expenditures of $10.8 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2023, excluding the Grundartangi casthouse project and Jamalco acquisition, will be approximately $20 to $30 million, related to our ongoing investment and sustainability projects at our plants. We anticipate making additional investments in Jamalco to fund Century's proportionate share of capital expenditures.

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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2026 through 2036 (subject to extension), currently primarily provide power at LME-based variable rates. At this time, the price of approximately 20% of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market through the end of 2023, which is predominantly hedged.
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
We may manage our foreign currency exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. We have entered into financial contracts to hedge the risk of fluctuations associated with the Euro under our Nord Pool power price swaps and risk of fluctuations associated with the ISK and Euro under our casthouse currency hedges.
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
Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative assets and liabilities as of March 31, 2023 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at March 31, 2023. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$52.5	$38.0
Foreign exchange contracts(2)	0.1	0.7
Total	$52.6	$38.7

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$15.1	$27.0
Foreign exchange contracts(2)	4.2	10.2
Total	$19.3	$37.2
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps and Indiana Hub power price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023.
b. Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at March 31, 2023, refer to Note 11. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Jamalco’s operations are complex and we may experience substantial risks, delays and/or disruptions in connection with integration activities, a failure of which may result in a material adverse effect on Jamalco’s and Century’s business, financial condition and results of operations.

The acquisition of a 55% interest in Jamalco will substantially expand the scope and size of our business by adding Jamalco’s bauxite mining and alumina refining operations to our existing primary aluminum production Operating bauxite mining and alumina refining assets may require different operating strategies and managerial expertise than our current operations, and these operations are subject to additional and/or different regulatory requirements. See “- We may be unable to obtain, maintain, or renew permits or approvals necessary for Jamalco’s operations, which could materially adversely affect our business” below.

The integration of Jamalco’s operations may place strain on our administrative and operational infrastructure and the Jamalco business may not perform as expected following the acquisition. Our senior management’s attention may be diverted from the management of daily operations to the integration of Jamalco’s business operations and the assets acquired in the acquisition. Our ability to manage our business and growth will require us to apply our operational, financial and management controls, reporting systems and procedures to the Jamalco business. We may also encounter risks, costs and expenses associated with undisclosed or unanticipated liabilities, and use more cash and other financial resources on integration and implementation activities than we anticipate. We may not be able to successfully integrate Jamalco’s operations into our existing operations, assimilate and retain key employees, successfully manage this new line of business or realize the expected economic benefits of the Jamalco acquisition, which may have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors – Risks Related to Acquisitions - Acquisitions could disrupt our operations and harm our operating results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Jamalco is operated as a joint venture, which may pose unique risks to its operations.

Joint ventures inherently involve unique and special risks as joint venture partners may have divergent strategies to operate the joint venture's business and operations, and partners may take (or fail to take) certain actions and positions, or experience difficulties, that may negatively impact the joint venture’s business and operating results. While Century is the operating partner at Jamalco, our joint venture partner retains substantial shareholder rights that could impact Jamalco’s business, such as approval of annual budgets, major capital investments, and expansion into additional areas of business. In addition, due to the structure of the Jamalco joint venture, each partner may from time to time be required to fund capital contributions necessary for Jamalco’s business. If Century and its joint venture partner were to have material disagreements about the operation of Jamalco’s business or fail to make required capital contributions when required, it could have a material adverse impact on our business, financial condition and results of operations.

We may be unable to obtain, maintain, or renew permits or approvals necessary for Jamalco’s operations, which could materially adversely affect our business.

Jamalco’s operations are subject to extensive permitting and approval requirements. These include permits and approvals issued by Jamaican government agencies and regulatory bodies. The permitting and approval rules are complex, are often subject to interpretations by regulators, which may change over time. Changing regulatory requirements could make our ability to comply with the applicable requirements more difficult, inhibit or delay our ability to timely obtain the necessary approvals, if at all, result in approvals being conditioned in a manner that may restrict Jamalco’s ability to efficiently and economically conduct its operations or preclude the continuation of certain ongoing operations. Failure to obtain, maintain, or renew permits or approvals, or permitting or approval delays, restrictions, or conditions could increase Jamalco’s costs and affect our ability to conduct our operations, potentially having a materially adverse impact on our business, financial condition and results of operations.
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

During the quarter ended March 31, 2023, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $0 million for the quarter ended March 31, 2023.

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

The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2023, that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Century Aluminum Company

Date:	May 9, 2023	By:	/s/ GERALD C. BIALEK
Gerald C. Bialek
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2023	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)