Form 10-Q
period 2023-06-30
CENTURY ALUMINUM CO
filed 2023-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
(Nasdaq Global Select Market)
The registrant had 92,384,873 shares of common stock outstanding at August 8, 2023.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
NET SALES:
Related parties	$427.2	$483.5	$839.4	$916.6
Other customers	148.3	373.1	288.5	693.6
Total net sales	575.5	856.6	1,127.9	1,610.2
Cost of goods sold	559.6	840.7	1,063.9	1,501.1
Gross profit	15.9	15.9	64.0	109.1
Selling, general and administrative expenses	12.0	5.8	25.4	17.5
Asset impairment	—	159.4	—	159.4
Other operating expense - net	4.6	0.2	11.8	0.4
Operating (loss) income	(0.7)	(149.5)	26.8	(68.2)
Interest expense	(8.7)	(5.7)	(17.4)	(13.0)
Interest income	0.4	0.0	0.7	0.1
Net gain (loss) on forward and derivative contracts	9.1	231.8	(48.5)	175.1
Other (expense) income - net	(3.5)	3.1	(3.8)	5.1
(Loss) income before income taxes	(3.4)	79.7	(42.2)	99.1
Income tax benefit (expense)	10.0	(42.3)	10.2	(44.0)
Income (loss) before equity in earnings of joint ventures	6.6	37.4	(32.0)	55.1
Equity in (losses) earnings of joint ventures	0.0	—	0.0	—
Net income (loss)	6.6	37.4	(32.0)	55.1
Net loss attributable to noncontrolling interests	(0.9)	—	(0.9)	—
Net income (loss) attributable to Century stockholders	7.5	37.4	(31.1)	55.1
Less: net income allocated to participating securities	0.4	2.3	—	3.3
Net income (loss) allocated to common stockholders	$7.1	$35.1	$(31.1)	$51.8

INCOME (LOSS) ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$0.08	$0.38	$(0.34)	$0.57
Diluted	0.07	0.36	(0.34)	0.54
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92.3	91.2	92.3	91.2
Diluted	93.2	97.6	92.3	97.9
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Comprehensive income (loss):
Net income (loss)	$6.6	$37.4	$(32.0)	$55.1
Other comprehensive income before income tax effect:
Net (loss) income on foreign currency cash flow hedges reclassified as income	0.0	(0.1)	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit (cost) during the period	0.1	(0.5)	0.1	(0.9)
Amortization of net gain during the period	2.1	1.4	3.3	2.5
Other comprehensive income before income tax effect	2.2	0.8	3.3	1.5
Income tax effect	0.0	0.0	—	(0.1)
Other comprehensive income	2.2	0.8	3.3	1.4
Comprehensive income (loss)	8.8	38.2	(28.7)	56.5
Comprehensive loss attributable to noncontrolling interests	(0.9)	—	(0.9)	—
Comprehensive income (loss) attributable to Century stockholders	$9.7	$38.2	$(27.8)	$56.5
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$50.6	$54.3
Restricted cash	10.9	1.2
Accounts receivable - net	48.8	66.9
Due from affiliates	18.2	4.8
Inventories	510.8	398.8
Derivative assets	34.5	127.3
Prepaid and other current assets	26.2	24.5
Total current assets	700.0	677.8
Property, plant and equipment - net	860.8	744.4
Deferred tax assets	110.8	0.2
Other assets	75.7	49.6
TOTAL	$1,747.3	$1,472.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$191.2	$167.3
Accrued compensation and benefits	42.3	33.0
Due to affiliates	13.8	17.0
Accrued and other current liabilities	66.6	37.6
Derivative liabilities	3.6	9.7
Deferred credit - preliminary bargain purchase gain	103.3	—
Iceland Term Facility	8.6	13.3
U.S. revolving credit facility	63.2	90.0
Iceland revolving credit facility	73.0	35.0
Industrial revenue bonds	7.8	7.8
Total current liabilities	573.4	410.7
Senior notes payable	247.0	246.6
Convertible senior notes payable	84.5	84.4
Grundartangi casthouse debt facility	69.3	49.4
Iceland term facility, net of current portion	—	1.2
Accrued benefits - less current portion	116.8	118.0
Other liabilities	11.1	10.5
Leases - right of use liabilities	21.8	20.9
Due to affiliates - less current portion	1.5	8.3
Deferred tax liabilities	93.0	103.1
Asset retirement obligations	124.1	19.6
Total noncurrent liabilities	769.1	662.0
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 8)	0.0	0.0
Common stock (Note 8)	1.0	1.0
Additional paid-in capital	2,541.0	2,539.6
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(90.7)	(94.0)
Accumulated deficit	(1,992.1)	(1,961.0)
Total Century shareholders’ equity	372.9	399.3
Noncontrolling interest	31.9	—
Total equity	$404.8	$399.3
TOTAL	$1,747.3	$1,472.0
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(32.0)	$55.1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Unrealized loss (gain) on derivative instruments	66.3	(217.5)
Lower of cost or NRV inventory adjustment	—	52.8
Depreciation and amortization	31.5	42.1
Deferred tax (benefit) provision	(12.6)	41.9
Asset impairment	—	159.4
Other non-cash items - net	3.7	(9.0)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	26.0	(41.6)
Due from affiliates	(12.2)	(8.7)
Inventories	(18.5)	(43.0)
Prepaid and other current assets	7.7	1.1
Accounts payable, trade	(72.9)	47.5
Due to affiliates	7.7	(28.8)
Accrued and other current liabilities	3.0	16.6
Other - net	0.4	0.7
Net cash (used in) provided by operating activities	(1.9)	68.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(36.6)	(51.8)
Proceeds from sales of property, plant and equipment	—	0.1
Acquisition of subsidiary net of cash acquired	19.4	—
Net cash used in investing activities	(17.2)	(51.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	407.8	596.4
Repayments under revolving credit facilities	(396.6)	(660.0)
Debt issuance costs	—	(1.5)
Repayment of Iceland Term Facility	(6.1)	—
Borrowings under Grundartangi casthouse debt facility	20.0	40.0
Net cash provided by (used in) financing activities	25.1	(25.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.0	(8.2)
Cash, cash equivalents and restricted cash, beginning of period	55.5	40.7
Cash, cash equivalents and restricted cash, end of period	$61.5	$32.5

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2023	2022

Supplemental Cash Flow Information:
Cash paid for:
Interest	$17.9	$13.1
Taxes, net of refunds	(0.3)	1.2
Non-cash investing activities:
Capital expenditures	7.8	2.6
Capitalized interest	2.3	2.9
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century Equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2023
Balance, March 31, 2023	53,854	$0.0	92,323,978	$1.0	$2,540.2	$(86.3)	$(92.9)	$(1,999.6)	$362.4	$—	$362.4
Net income (loss)	—	—	—	—	—	—	—	7.5	7.5	$(0.9)	6.6
Other comprehensive income	—	—	—	—	—	—	2.2	—	2.2	$—	2.2
Share-based compensation	—	—	19,735	0.0	0.8	—	—	—	0.8	$—	0.8
Conversion of preferred stock to common stock	(148)	0.0	14,836	0.0	—	—	—	—	0.0	$—	0.0
Noncontrolling interest of business acquired	—	—	—	—	—	—	—	—	—	$32.8	32.8
Balance, June 30, 2023	53,706	$0.0	92,358,549	$1.0	$2,541.0	$(86.3)	$(90.7)	$(1,992.1)	$372.9	$31.9	$404.8

Three months ended June 30, 2022
Balance, March 31, 2022	58,542	$0.0	91,231,611	$1.0	$2,536.0	$(86.3)	$(81.7)	$(1,929.2)	$439.8	$—	$439.8
Net income	—	0.0	—	—	—	—	—	37.4	37.4	—	37.4
Other comprehensive income	—	—	—	—	—	—	0.8	—	0.8	—	0.8
Share-based compensation	—	0.0	22,128	0.0	1.0	—	—	—	1.0	—	1.0
Conversion of preferred stock to common stock	(166)	0.0	16,635	0.0	0.0	—	—	—	0.0	—	0.0
Balance, June 30, 2022	58,376	$0.0	91,270,374	$1.0	$2,537.0	$(86.3)	$(80.9)	$(1,891.8)	$479.0	$—	$479.0
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century Equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2023
Balance, December 31, 2022	53,854	$0.0	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3	$—	$399.3
Net loss	—	—	—	—	—	—	—	(31.1)	(31.1)	(0.9)	(32.0)
Other comprehensive income	—	—	—	—	—	—	3.3	—	3.3	—	3.3
Share-based compensation	—	—	19,735	0.0	1.4	—	—	—	1.4	—	1.4
Conversion of preferred stock to common stock	(148)	0.0	14,836	0.0	—	—	—	—	—	—	0.0
Noncontrolling interest of business acquired	—	—	—	—	—	—	—	—	—	32.8	32.8
Balance, June 30, 2023	53,706	$0.0	92,358,549	$1.0	$2,541.0	$(86.3)	$(90.7)	$(1,992.1)	$372.9	$31.9	$404.8

Six months ended June 30, 2022
Balance, December 31, 2021	58,542	$0.0	91,231,611	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0	$—	$421.0
Net income	—	—	—	—	—	—	—	55.1	55.1	—	55.1
Other comprehensive income	—	—	—	—	—	—	1.4	—	1.4	—	1.4
Share-based compensation	—	0.0	22,128	0.0	1.5	—	—	—	1.5	—	1.5
Conversion of preferred stock to common stock	(166)	—	16,635	—	0.0	—	—	—	0.0	—	0.0
Balance, June 30, 2022	58,376	$0.0	91,270,374	$1.0	$2,537.0	$(86.3)	$(80.9)	$(1,891.8)	$479.0	$—	$479.0
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Six months ended June 30, 2023 and 2022
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Our consolidated financial statements include the consolidated results of the Jamalco joint venture, an unincorporated joint venture between the Company and Clarendon Alumina Production Limited. Clarendon Alumina Production's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheet.
2.Acquisition of Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc. ("Century Jamaica"), completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by Clarendon Alumina Production Limited ("CAP"), which in turn is owned by the Government of Jamaica. Total consideration for the acquisition was approximately $8.3 million in cash, comprised of a purchase price of $1.00 and $8.3 million related to the remaining restricted cash as of the completion date. The acquisition is expected to result in a bargain purchase gain in part due to the seller experiencing financial distress following curtailment of Jamalco's operations in the second half of 2021 due to a facility fire, with operations restarting in the second half of 2022.
The acquisition was accounted for as a business combination under the acquisition method of accounting. Determining the fair value of identified assets acquired, liabilities assumed and noncontrolling interest requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. These estimates and valuation of the property, plant and equipment, current assets, current liabilities, other long-term assets, deferred tax assets, including the realizability of deferred tax assets, and asset retirement obligations acquired as well as the related deferred credit and noncontrolling interest are preliminary as of June 30, 2023 and are subject to change as we finalize the valuation or if additional information about the facts and circumstances that existed at the acquisition date become available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred
Cash paid	$8.3
Total consideration transferred	$8.3
Less: identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$19.4
Restricted cash	8.3
Inventories	93.4
Accounts receivable - net	8.0
Prepaid and other current assets	7.7
Property, plant and equipment - net	102.2
Deferred tax assets	108.1
Other long-term assets	25.5
Accounts payable, trade	(92.9)
Accrued and other current liabilities	(33.9)
Asset retirement obligations	(101.4)
Total identifiable net assets acquired	144.4
Less: noncontrolling interest	(32.8)
Deferred credit - preliminary bargain purchase gain	(103.3)
Fair value allocated to net assets acquired, net of bargain purchase gain	$8.3
For the three and six months ended June 30, 2023, Jamalco contributed $43.7 million to our total revenues. In connection with the acquisition, the Company incurred approximately $0.7 million and $1.6 million of transaction costs, respectively, for the three and six months ended June 30, 2023 which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
The following unaudited pro forma financial information reflects the results of operations of the Company for the three and six months ended June 30, 2023 and 2022, respectively, as if the acquisition of Jamalco had been completed on January 1, 2022. This unaudited pro forma financial information has been prepared for informational purposes and is not necessarily indicative of the actual consolidated results of operations had the acquisition been completed on January 1, 2022, nor is the information indicative of future results of operations of the combined companies.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$595.3	$856.6	$1,177.6	$1,610.2
Earnings	$6.7	$36.1	$(33.0)	$62.4
3.Curtailment of Operations - Hawesville
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
For the three and six months ended June 30, 2023, we incurred curtailment charges of approximately $4.4 million and $11.4 million, including $3.6 million and $9.0 million related to excess capacity charges, respectively. These charges were partially offset by income related to scrap and materials sales of $0.5 million and $1.2 million for the three and six months ended June 30, 2023. Comparatively, for the three and six months ended June 30, 2022 we recognized $8.2 million of expenses related to accrued wages and severance, triggered by our issuance of the WARN notice.
4.Related Party Transactions
The significant related party transactions occurring during the six months ended June 30, 2023 and 2022 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of June 30, 2023, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.1% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 8. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended June 30, 2023 and 2022, we derived approximately 74% and 57% of our consolidated net sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and six months ended June 30, 2023, we recorded $65.8 million and $86.8 million of revenue related to alumina sales to Glencore, respectively. For the three and six months ended June 30, 2022, we recorded $13.9 million of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended June 30, 2023 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 15. Derivatives regarding these forward financial sales contracts.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million (the "Vlissingen Facility Agreement") in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024. See Note 11. Debt for additional information. Borrowings under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales to Glencore	$427.2	$483.5	$839.4	$916.6
Purchases from Glencore(1)	75.2	172.8	151.4	227.3
(1) Includes settlements of financial contract positions.
5.Revenue
We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$319.5	$583.4	$661.8	$1,089.5
Iceland	212.3	273.2	422.4	520.7
Jamaica	43.7	—	43.7	—
Total	$575.5	$856.6	$1,127.9	$1,610.2
6.Fair Value Measurements
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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$5.8	$—	$—	$5.8
Trust assets(1)	1.1	—	—	1.1
Derivative instruments	—	37.9	—	37.9
TOTAL	$6.9	$37.9	$—	$44.8
LIABILITIES:
Derivative instruments	—	(6.1)	—	(6.1)
TOTAL	$—	$(6.1)	$—	$(6.1)

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$5.6	$—	$—	$5.6
Trust assets(1)	0.1	—	—	0.1
Derivative instruments	—	127.3	1.8	129.1
TOTAL	$5.7	$127.3	$1.8	$134.8
LIABILITIES:
Derivative instruments	—	26.4	4.6	31.0
TOTAL	$—	$26.4	$4.6	$31.0
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
The following table presents the inputs for recurring fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Recurring Level 3 Fair Value Measurements:				As of June 30, 2023		As of December 31, 2022
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net(1)	$—	8.58%	$(2.8)	8.58%
(1) Represents risk adjusted discount rate.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis. There was no activity related to Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2023.

	Level 3 Assets	Level 3 Liabilities
For the three months ended June 30, 2022	LME Forward financial sales contracts	LME forward financial sales contracts	Casthouse currency hedges
Balance as of April 1, 2022	$—	$(16.7)	$—
Total realized/unrealized gains (losses)
Included in net income(1)	—	12.9	—
Transfers into Level 3(2)	1.6	—	0.0
Balance as of June 30, 2022	$1.6	$(3.8)	$0.0

Change in unrealized gains (losses)(1)	$—	$12.9	$0.0
(1) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2) Transfers into Level 3 due to period of time remaining in derivative contract.

For the six months ended June 30, 2023	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	LME forward financial sales contracts
Balance as of January 1, 2023	$1.8	$(4.6)
Transfers out of Level 3(1)	(1.8)	4.6
Balance as of June 30, 2023	$—	$—

Change in unrealized gains (losses)(2)	$—	$—

(1) Transfers out of Level 3 due to period of time remaining in derivative contract.
(2) Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."

	Level 3 Assets		Level 3 Liabilities
For the six months ended June 30, 2022	LME forward financial sales contracts	Nord Pool Swaps	LME forward financial sales contracts	FX Swaps	Casthouse currency hedges
Balance as of January 1, 2022	$—	$0.2	$(5.1)	$(0.2)	$—
Total realized/unrealized loss
Included in net income(1)	$—	$—	$3.8	$—	$—
Transfers into Level 3(2)	$1.6	$—	$(2.5)	$—	$—
Transfers out of Level 3(3)	$—	$(0.2)	$—	$0.2	$—
Balance as of June 30, 2022	$1.6	$—	$(3.8)	$—	$—

Change in unrealized gains (losses)(1)	$—	$—	$3.8	$—	$—
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
7. Earnings Per Share
Basic earnings per share ("EPS") amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive securities.
The following table shows the basic and diluted (loss) earnings per share:

	For the three months ended June 30,
	2023			2022
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income attributable to Century stockholders	$7.5			$37.4
Less: net income allocated to participating securities	0.4			2.3
Basic EPS:
Net income allocated to common stockholders	$7.1	92.3	$0.08	$35.1	91.2	$0.38
Effect of Dilutive Securities(1):
Share-based compensation	(0.2)	0.9		(0.3)	1.6
Convertible senior notes	—	—		0.7	4.8
Diluted EPS:
Net income allocated to common stockholders with assumed conversion	$6.9	93.2	$0.07	$35.5	97.6	$0.36

	For the six months ended June 30,
	2023			2022
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net (loss) income attributable to Century stockholders	$(31.1)			$55.1
Less: net income allocated to participating securities	—			3.3
Basic EPS:
Net (loss) income allocated to common stockholders	$(31.1)	92.3	$(0.34)	$51.8	91.2	$0.57
Effect of Dilutive Securities(1):
Share-based compensation	—	—		(0.5)	1.9
Convertible senior notes	—	—		1.4	4.8
Diluted EPS:
Net (loss) income allocated to common stockholders with assumed conversion	$(31.1)	92.3	$(0.34)	$52.7	97.9	$0.54

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2023	2022	2023	2022
Share-based compensation	—	—	0.9	—
Convertible preferred shares	5.4	5.9	5.4	5.9
Convertible notes	4.6	—	4.6	—
(1) In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
8. Shareholders’ Equity
Common Stock
As of June 30, 2023 and December 31, 2022, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 99,545,070 shares were issued and 92,358,549 shares were outstanding at June 30, 2023, and 99,510,499 were issued and 92,323,978 shares were outstanding at December 31, 2022.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of June 30, 2023 and December 31, 2022, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At June 30, 2023 and December 31, 2022, 53,706 and 53,854 shares of Series A Convertible Preferred Stock were outstanding, respectively.
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
Through June 30, 2023 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of June 30, 2023.
9.    Income Taxes
For the three months ended June 30, 2023 and June 30, 2022, we recorded an income tax benefit of $10.0 million and an income tax expense of $42.3 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, we recorded an income tax benefit of $10.2 million and an income tax expense of $44.0 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
Our income tax expense or benefit for interim periods is normally determined using an estimate of our annual effective tax rate, adjusted for discrete items. In the second quarter of 2023, we determined that we could not make a reliable estimate of the annual effective tax rate primarily due to the sensitivity of the estimated annual tax rate to changes in forecasted pre-tax earnings. As a result, the effective tax rate for the six months ended June 30, 2023 was calculated based on 2023 year-to-date results. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance on domestic losses, causes a significant variation in the typical relationship between income tax expense/benefit and pre-tax accounting income/loss as reported on the Consolidated Statement of Operations.
As of June 30, 2023, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 was signed into law on August 9, 2022. These laws, effective January 1, 2023, implement new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. As of June 30, 2023, these provisions, which were effective January 1, 2023, have not had any material impact on the financial statements. The IRA provides several tax incentives to promote clean energy and the production of critical minerals in the U.S. We are continuing to evaluate potential tax benefits available under the acts as additional guidance is issued.
10.    Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$117.6	$64.9
Work-in-process	86.4	46.0
Finished goods	44.4	58.0
Operating and other supplies	262.4	229.9
Total inventories	$510.8	$398.8
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
11. Debt

	June 30, 2023	December 31, 2022
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	63.2	90.0
Iceland Revolving Credit Facility(3)	73.0	35.0
Iceland Term Facility(4)	8.6	13.3
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.7 million at June 30, 2023(5)	69.3	49.4
Iceland Term Facility, net of financing fees of $0.0 million and current portion at June 30, 2023(4)	—	1.2
7.5% senior secured notes due April 1, 2028, net of financing fees of $3.0 million at June 30, 2023, interest payable semiannually	247.0	246.6
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.7 million at June 30, 2023, interest payable semiannually	84.5	84.4
Total	$553.4	$527.7
(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at June 30, 2023 was 4.14%.
(2) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2023 was 9.00%.
(3) We incur interest at base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2023 was 8.16%.
(4) We incur interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Market Institute as defined within the agreement. The interest rate at June 30, 2023 was 6.46%.
(5) We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2023 was 8.63%.
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
As of June 30, 2023, the total estimated fair value of the 2028 Notes was $237.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of June 30, 2023, the conversion rate remains unchanged.
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
As of June 30, 2023, the if-converted value of the Convertible Notes does not exceed the outstanding principal amount.
As of June 30, 2023, the total estimated fair value of the Convertible Notes was $66.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At June 30, 2023, there were $63.2 million in outstanding borrowings and $33.3 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	June 30, 2023
Credit facility maximum amount	250.0
Borrowing availability	160.0
Outstanding letters of credit issued	33.3
Outstanding borrowings	63.2
Borrowing availability, net of outstanding letters of credit and borrowings	63.5
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a $80.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At June 30, 2023, there were $73.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024.

Status of our Iceland revolving credit facility:	June 30, 2023
Credit facility maximum amount	100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	73.0
Borrowing availability, net of borrowings	27.0

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Grundartangi Casthouse Facility
Our wholly-owned subsidiary, Grundartangi, has entered into an eight-year Term Facility Agreement with Arion Bank hf, dated November 2021, as amended (the "Casthouse Facility") to provide for borrowings up to $130.0 million associated with construction of the new billet casthouse at Grundartangi (the"casthouse project"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of June 30, 2023, there were $70.0 million in outstanding borrowings under the Casthouse Facility.
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts are made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of June 30, 2023, there were €8.0 million ($8.6 million, based on the prevailing exchange rate on June 30, 2023) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million (the "Vlissingen Facility Agreement") in one or more loans payable on December 2, 2024, the maturity date of the Vlissingen Facility Agreement. As of June 30, 2023, there were no outstanding borrowings under the Vlissingen Facility Agreement.
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2023, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
12. Commitments and Contingencies
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of June 30, 2023, $2.0 million was recorded in other current liabilities and $5.0 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three month periods ended June 30, 2023, or 2022. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of June 30, 2023, we made contributions of $2.4 million related to the Amended PBGC Settlement Agreement.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and EDF Trading North America, LLC (“EDF") which provides market-based power to the Hawesville smelter. Under this arrangement, the power companies purchase power on the open market and pass it through to Hawesville at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO to purchase power from MISO for resale to Kenergy, which then resells the power to Hawesville, terminated May 31, 2023. Effective June 1, 2023, Century currently acts as its own MISO market participant (through an indirect, wholly-owned subsidiary).
Sebree
Sebree has a power supply arrangement with Kenergy and EDF which provides market-based power to the Sebree smelter. Similar to the arrangement at Hawesville, the power companies purchase power on the open market and pass it through to Sebree at MISO pricing plus transmission and other costs. The power supply arrangement with Kenergy has an effective term through December 2023. The arrangement with EDF to act as our market participant with MISO to purchase power from MISO for resale to Kenergy, which then resells the power to Sebree, terminated May 31, 2023. Effective June 1, 2023, Century currently acts as its own MISO market participant (through an indirect, wholly-owned subsidiary).
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
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Jamalco facilities are represented by labor unions, representing approximately 53% of our total workforce.
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
Approximately 41% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2023. Mt. Holly employees are not represented by a labor union.
Approximately 38% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. We are currently negotiating the terms of new agreements for both union employee groups.
Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of June 30, 2023, the principal and accrued interest for the contingent obligation was $30.2 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of June 30, 2023, the LME forward market prices do not exceed the threshold for payment. In addition, based on the current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
13. Components of Accumulated Other Comprehensive Loss

Components of AOCL:	June 30, 2023	December 31, 2022
Defined benefit plan liabilities	$(94.6)	$(98.0)
Unrealized gain on financial instruments	1.7	1.7
Other comprehensive loss before income tax effect	(92.9)	(96.3)
Income tax effect(1)	2.2	2.3
Accumulated other comprehensive loss	$(90.7)	$(94.0)
(1) The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2023	December 31, 2022
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.4)	(0.3)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, April 1, 2023	$(94.4)	$1.5	$(92.9)
Net amount reclassified to net income	2.2	0.0	2.2
Balance, June 30, 2023	$(92.2)	$1.5	$(90.7)

Balance, April 1, 2022	$(83.4)	$1.7	$(81.7)
Net amount reclassified to net income	0.8	0.0	0.8
Balance, June 30, 2022	$(82.6)	$1.7	$(80.9)

Balance, January 1, 2023	$(95.6)	$1.6	$(94.0)
Net amount reclassified to net loss	3.4	(0.1)	3.3
Balance, June 30, 2023	$(92.2)	$1.5	$(90.7)

Balance, January 1, 2022	$(84.0)	$1.7	$(82.3)
Net amount reclassified to net income	1.4	0.0	1.4
Balance, June 30, 2022	$(82.6)	$1.7	$(80.9)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended June 30,		Six months ended June 30,
AOCL Components	Location	2023	2022	2023	2022
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$1.4	$0.5	$2.2	$0.9
	Selling, general and administrative expenses	0.1	0.2	0.3	0.3
	Other operating expense - net	0.7	0.3	0.9	0.5
	Income tax effect	—	(0.1)	—	(0.2)
	Net of tax	$2.2	$0.9	$3.4	$1.5

Unrealized gain (loss) on financial instruments	Cost of goods sold	$0.0	$(0.1)	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$0.0	$(0.1)	$(0.1)	$(0.1)
14. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$0.1	$1.0	$1.1	$2.1
Interest cost	4.4	2.6	7.0	5.1
Expected return on plan assets	(1.7)	(5.9)	(7.5)	(11.7)
Amortization of prior service costs	—	0.1	0.1	0.1
Amortization of net loss	2.4	1.0	3.2	1.7
Net periodic benefit cost (income)	$5.2	$(1.2)	$3.9	$(2.7)

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$0.0	$0.0	$0.1	$0.1
Interest cost	1.2	0.6	1.9	1.3
Amortization of prior service cost	—	(0.5)	—	(1.0)
Amortization of net loss	(0.2)	0.3	0.1	0.8
Net periodic benefit cost	$1.0	$0.4	$2.1	$1.2
15. Derivatives
As of June 30, 2023, we had an open position of 59,187 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of June 30, 2023, we had 2,961 tonnes related to fixed for floating swaps that will settle monthly through November 2023.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). All of the Nord Pool power price swaps are expected to cash settle monthly through

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
December 2023. The Nord Pool power price swaps are settled in Euros, therefore we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of June 30, 2023, we had an open position related to the FX swaps of €16.4 million that will settle monthly through December 2023.
During the third quarter of 2022, we entered certain floating Nord Pool financial contracts to unwind a portion of our fixed contract position as a result of the recent power agreement amendment, making us predominantly hedged against Nord Pool power price fluctuations during 2023. As of June 30, 2023, we had an open net position of 499,116 MWh related to the Nord Pool power price swaps.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of June 30, 2023, we had an open position of 88,320 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse and the Sebree casthouse project denominated in these currencies ("casthouse currency hedges"). As of June 30, 2023, we had an open position related to the ISK casthouse swaps of kr24.0 million that will settle monthly through January 2024. As of June 30, 2023, we had an open position related to the Euro casthouse swaps of €4.9 that will settle monthly through January 2024.
We have entered into financial contracts to hedge a portion of our exposure at our operations to the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”). The natural gas volume is measured per million British Thermal Units ("MMBtu"). As of June 30, 2023, we had an open position of 600,000 MMBtu. The NYMEX Henry Hub natural gas price swaps are expected to settle monthly through October 2023.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of June 30, 2023 and December 31, 2022, the Company had not recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of June 30, 2023 and December 31, 2022, respectively:

	Asset Fair Value
	June 30, 2023	December 31, 2022
Commodity contracts(1)	$37.9	$129.1
Foreign exchange contracts(2)	—	—
Total	$37.9	$129.1

	Liability Fair Value
	June 30, 2023	December 31, 2022
Commodity contracts(1)	$3.4	$23.7
Foreign exchange contracts(2)	2.7	7.3
Total	$6.1	$31.0
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, NYMEX Henry Hub natural gas price swaps, and Indiana Hub power price swaps. At June 30, 2023, $1.1 million of Due from affiliates, $1.0 million of Due to affiliates, and $1.5 million of Due to affiliates - less current portion were related to commodity contracts with Glencore. At December 31, 2022, $11.9 million of Due to affiliates, and $8.3 million of Due to affiliates - less current portion were related to commodity contract liabilities with Glencore.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Commodity contracts(1)	$9.1	$237.0	$(50.1)	$181.3
Foreign exchange contracts	0.0	(5.2)	1.6	(6.2)
Total	$9.1	$231.8	$(48.5)	$175.1
(1) For the three months ended June 30, 2023, $11.4 million of the net gain was with Glencore, and for the three months ended June 30, 2022, $65.2 million of the net gain was with Glencore. For the six months ended June 30, 2023, $3.5 million of the net loss with Glencore, and for the six months ended June 30, 2022, $6.3 million of the net gain was with Glencore.
16. Subsequent Events
On July 7, 2023, Vlissingen borrowed $10.0 million on the Vlissingen Facility Agreement with Glencore International AG.

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
•The impact of any new or changed law, regulation, including, without limitation, sanctions or other similar remedies or restrictions or any changes in interpretation of existing laws or regulations;
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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. In addition to our primary aluminum assets, we have a 55% joint venture interest in the Jamalco bauxite mining operation and alumina refinery in Jamaica. The Jamalco refinery will supply a substantial amount of the alumina used for the production of primary aluminum at our Grundartangi, Iceland facility. We also own a carbon anode production facility located in the Netherlands. The key determinants of our results of operations and cash flows from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor, which in aggregate represent more than 81% of our cost of goods sold; and
•our production volume and product mix.
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
For the three and six months ended June 30, 2023, we incurred curtailment charges of approximately $4.4 million and $11.4 million, including $3.6 million and $9.0 million related to excess capacity charges, respectively. These charges were partially offset by income related to scrap and materials sales of $0.5 million and $1.2 million for the three and six months ended June 30, 2023. Comparatively, for the three and six months ended June 30, 2022 we recognized $8.2 million of expenses related to accrued wages and severance, triggered by our issuance of the WARN notice.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., acquired for $1.00 a 55% interest in Jamalco, an unincorporated joint venture with Clarendon Alumina Production Limited ("CAP"), which is owned by the Government of Jamaica. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's newly acquired, wholly-owned subsidiary, General Alumina Jamaica Limited, is the manager of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes. Our historical financial statements for periods prior to May 2, 2023 do not include the results of Jamalco. Refer to Note 2. Acquisition of Jamalco for further information.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. These factors can be highly variable and difficult to predict which can lead to significant volatility in the aluminum price. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to protect our downside price risk exposure. Information regarding financial contracts is included in Note 15.

Derivatives and risks affiliated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
We saw declines in the pricing of aluminum through the second quarter of 2023, when compared to the aluminum prices which peaked during the first quarter of 2022 and began declining during the second quarter of 2022. The following table summarizes the average price for primary aluminum per tonne in second quarter of 2023, the first quarter of 2023, and the second quarter of 2022.

	Quarter ended		Six months ended
($ per tonne)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Average LME	$2,263	$2,399	$2,331	$3,075
Average MWP	$548	$618	$582	$799
Average EDPP	$325	$302	$314	$547
Results of Operations
The following discussion for the three and six months ended June 30, 2023 reflects no change in production capacities, other than the curtailment of the Hawesville smelter, at our operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See “Item 1A. Risk Factors - Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2022. Power costs at our Kentucky plants are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in April. This year's auction saw capacity prices return towards normalized levels and will reduce our capacity costs significantly from prior year. Our expected capacity demand costs for power are approximately $1.5 million for the twelve months ending May 31, 2024, in addition to the market price of power used.
The increase in energy costs had adversely affected our business in 2022, and resulted in the curtailment of our Hawesville facility as described above. So far in 2023, energy prices in the U.S. and Europe have reverted to historical levels. In Europe, energy prices affect both our Grundartangi operations (a portion of our power is linked to the Nord Pool power market) and our Vlissingen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe has historically been dependent upon imported natural gas from Russia, and the significant reduction in Russian gas supply to Europe creates uncertainty with respect to the price and availability of natural gas, which could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended		Six months ended
	Sequential		Year-to-date
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	(in millions, except per share data)
NET SALES:
Related parties	$427.2	$412.2	$839.4	$916.6
Other customers	148.3	140.2	288.5	693.6
Total net sales	$575.5	$552.4	$1,127.9	$1,610.2
Gross profit	15.9	48.1	64.0	109.1
Net income (loss)	6.6	(38.6)	(32.0)	55.1
Net loss attributable to noncontrolling interests	(0.9)	—	(0.9)	—
Net income (loss) attributable to Century stockholders	7.5	(38.6)	(31.1)	55.1
INCOME (LOSS) ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$0.1	$(0.42)	$(0.34)	$0.57
Diluted	0.1	(0.42)	(0.34)	0.54

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2023
2nd Quarter	97,224	$296.4	76,425	$212.3	173,649	$508.7
1st Quarter	102,430	317.6	78,735	210.1	181,165	527.7

2022
2nd Quarter	139,630	$564.8	74,454	$273.2	214,084	$838.0
1st Quarter	134,953	494.8	76,458	247.5	211,411	742.3
(1) Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net sales	$575.5	$552.4	$1,127.9	$1,610.2
Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) decreased by $20.3 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily driven by unfavorable volume and sales mix of $23.3 million, partially offset by favorable LME and regional premium price realizations of $3.0 million.
Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) decreased by $539.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by unfavorable volume and sales mix of $294.0 million, which was driven by the curtailment of our Hawesville smelter, and unfavorable LME and regional premium price realizations of $245.7 million.

Gross profit

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Gross profit	$15.9	$48.1	$64.0	$109.1
Gross profit decreased by $32.2 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily driven by unfavorable raw material price realization of $33.8 million, unfavorable volume and sales mix of $4.4 million and higher operating costs of $9.0 million. The change is partially offset by favorable power price realization of $17.0 million, and favorable metal price realization of $3.2 million.
Gross profit decreased by $45.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by unfavorable metal price realization of $245.8 million and unfavorable volume and sales mix of $107.1 million, driven by curtailment of our Hawesville smelter. The change is partially offset by favorable power price realization of $120.1 million, lower operating costs of $108.5 million, and favorable raw material price realization of $65.5 million.
Asset impairment charge

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Asset impairment charge	$—	$—	$—	$159.4
An asset impairment charge of $159.4 million was recognized in the period ended June 30, 2022 as a result of the temporary curtailment of the Hawesville facility, announced during June 2022. As the curtailment represented a significant adverse change in the extent and manner in which Hawesville will be used, we accordingly evaluated the Hawesville asset group for recoverability which resulted in the recognized impairment charge of $159.4 million.
Selling, general and administrative expenses

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Selling, general and administrative expenses	$12.0	$13.4	$25.4	$17.5
Selling, general and administrative expenses decreased by $1.4 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily driven by share-based compensation costs as a result of quarter over quarter changes in the Company's stock price, partially offset by costs related to the Jamalco acquisition of $0.7 million.
Selling, general and administrative expenses increased by $7.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by an increase in share-based compensation costs resulting from the increase of the Company's stock price between periods and costs related to the Jamalco acquisition of $1.6 million.
Net gain (loss) on forward and derivative contracts

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net gain (loss) on forward and derivative contracts	$9.1	$(57.6)	$(48.5)	$175.1
Net gain on forward and derivative contracts was $9.1 million for the three months ended June 30, 2023, an improvement of $66.7 million as compared to the three months ended March 31, 2023 The improvement was primarily driven by decreased losses on LME and Nord Pool forward contracts, attributable to fluctuations in the LME and Nord Pool forward prices and volume of contracts.
Net loss on forward and derivative contracts was $48.5 million for the six months ended June 30, 2023, a decrease of $223.6 million as compared to the six months ended June 30, 2022. The transition from gain to loss was primarily driven by increased losses on LME and Nord Pool derivative contracts due to LME and Nord Pool forward price decreases, offset by decreased losses from MWP derivative contracts, which fully settled in December 2022.
Income tax benefit (expense)

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Income tax benefit (expense)	$10.0	$0.2	$10.2	$(44.0)
Income tax benefit increased by $9.8 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily driven by changes in the jurisdictional mix of earnings and the improvement in net gain on forward and derivative contracts between periods.
Income tax benefit was $10.2 million for the six months ended June 30, 2023, compared to an expense of $44.0 million for the six months ended June 30, 2022, primarily driven by favorable power pricing on a year-over-year basis. See Note 9. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of June 30, 2023, we had cash and cash equivalents of approximately $50.6 million and unused availability under our revolving credit facilities of $180.5 million (including $90.0 million under the Vlissingen Facility Agreement referred to below) resulting in a total liquidity position of approximately $231.1 million.
Available Cash
Our available cash and cash equivalents balance at June 30, 2023 was $50.6 million compared to $54.3 million at December 31, 2022.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Six months ended June 30,
(in millions)	2023	2022
Net cash (used in) provided by operating activities	$(1.9)	$68.6
Net cash used in investing activities	(17.2)	(51.7)
Net cash provided by (used in) financing activities	25.1	(25.1)
Change in cash, cash equivalents and restricted cash	$6.0	$(8.2)
The change in net cash provided by operating activities during the six months ended June 30, 2023 compared to net cash provided by operating activities during the six months ended June 30, 2022 was primarily driven by favorable power pricing and timing of payments and receipts.
The change in net cash used in investing activities during the six months ended June 30, 2023 compared to net cash used in investing activities during the six months ended June 30, 2022 was primarily due to spending on capital projects, driven by the Grundartangi casthouse project, and partially offset by cash acquired in excess of cash paid for the acquisition of Jamalco.
The change in net cash provided by financing activities during the six months ended June 30, 2023 from net cash used in financing activities during the six months ended June 30, 2022 was primarily due to net borrowings on our revolving credit facilities, partially offset by a reduction in borrowings on the Grundartangi casthouse facility and repayments of the Iceland Term Facility compared to 2022.
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
We have also entered into, through our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. The Iceland revolving credit facility matures in November 2024.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of June 30, 2023, our U.S. revolving credit facility had a borrowing availability of $160.0 million, outstanding borrowings of $63.2 million, and $33.3 million of outstanding letters of credit with total availability of $63.5 million. Of the outstanding letters of credit, $13.7 million are related to our power commitments and $19.6 million are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of June 30, 2023, our Iceland revolving credit facility had a borrowing base of $100.0 million and $73.0 million in outstanding borrowings, with total availability of $27.0 million.
As of June 30, 2023, our credit facilities (including the Vlissingen Facility Agreement referred to below) had $180.5 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base, but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate plus applicable margin as defined within the agreement. As of June 30, 2023 there were $70.0 million in outstanding borrowings under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2023, we were in compliance with all such covenants.

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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Under the Iceland Term Facility, repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of June 30, 2023, there were €8.0 million ($8.6 million, based on the prevailing exchange rate on June 30, 2023) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024 (the Vlissingen Facility Agreement"). The obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen's facilities are located. Vlissingen's moveable assets, financial assets, receivables and other assets, and Vlissingen's shares. The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. The availability period for borrowings under the Vlissingen Facility Agreement ends December 2, 2024. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of June 30, 2023, there were no outstanding borrowings under the Vlissingen Facility Agreement.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of June 30, 2023, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
"Guarantor Subsidiaries" refers to all of our material domestic subsidiaries except for Nordural US LLC, Century Aluminum Development LLC, Century Aluminum of West Virginia, Inc. and Century Aluminum Jamaica Holdings, Inc. The Guarantor Subsidiaries are 100% owned by Century. All guarantees will be full and unconditional; all guarantees will be joint and several. Our foreign subsidiaries, together with Nordural US LLC, Century Aluminum Development LLC, Century Aluminum of West Virginia, Inc. and Century Aluminum Jamaica Holdings, Inc. are collectively referred to as the "Non-Guarantor Subsidiaries." We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
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

	June 30, 2023	December 31, 2022
Current assets	$327.5	$305.7
Non-current assets	647.2	704.5
Current liabilities	255.8	309.6
Non-current liabilities	488.8	487.1

Six months ended June 30, 2023
Net sales	$673.1
Gross profit	59.3
Income before income taxes	26.5
Net loss	(31.2)
As of June 30, 2023 and December 31, 2022, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $10.4 million and $18.2 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $413.9 million and $466.3 million, respectively. As of June 30, 2023, an intercompany current loan due to the Company from the Non-Guarantors totaled $10.1 million. There was no intercompany current loan as of December 31, 2022.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of June 30, 2023, the principal and accrued interest for the contingent obligation was $30.2 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of June 30, 2023, based on the LME forward market prices and our expected level of Hawesville operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three months ended June 30, 2023, and 2022. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of June 30, 2023, we made contributions of $2.4 million related to the Amended PBGC Settlement Agreement.
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
Other Items
On January 17, 2023, our wholly owned subsidiary, Mt. Holly Commerce Park LLC, entered into a binding agreement (the "Mt. Holly Land Sale Agreement"), subject to ordinary course conditions, to sell approximately 133 acres of land for approximately $28.5 million. On May 18, 2023, the Mt. Holly Land Sale Agreement was amended to extend the buyer's option term into the third quarter, 2023, and revise the purchase price to approximately $25.8 million. We previously formed the commerce park, located near our Mt. Holly smelter, to develop excess land at the site and to assist the county with bringing additional business and commerce to the area.
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
In 2011, our Board of Directors authorized a $60.0 million common stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2020, 2021, and 2022. As of June 30, 2023, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At June 30, 2023, we had $2.0 million in other current liabilities and $5.0 million in other liabilities related to this agreement.
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 12. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures incurred for the six months ended June 30, 2023 were $5.1 million, excluding expenditures of $33.3 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2023, excluding the Grundartangi casthouse project and Jamalco acquisition, will be approximately $20 to $30 million, related to our ongoing investment and sustainability projects at our plants. We anticipate making additional investments in Jamalco to fund Century's proportionate share of capital expenditures.

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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have a market-based electrical power agreement pursuant to which Kenergy purchases electrical power on the open market and passes it through at MISO energy pricing, plus transmission and other costs incurred by them. The agreement with EDF terminated effective May 31, 2023, and, effective June 1 2023, we act as our own MISO Market participant (through an indirect, wholly-owned subsidiary). See Note 12. Commitments and Contingencies to the consolidated financial statements included herein for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2026 through 2036 (subject to extension), currently primarily provide power at LME-based variable rates. At this time, the price of approximately 20% of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market through 2023 and beginning January 1, 2024 through December 31, 2026, this agreement allows for fixed rates plus a small variable rate portion, which is predominantly hedged.
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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona ("ISK"), the Euro, the Chinese renminbi, the Jamaican dollar and other currencies. Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in Euros and Chinese renminbi. We also have deposits denominated in ISK in Icelandic banks and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Vlissingen's labor costs, maintenance costs and other local services are denominated in Euros and our existing Nord Pool power price swaps described above are settled in Euros. Further, Jamalco's labor costs, maintenance costs, and other local services are denominated in Jamaican dollars. We also have deposits denominated in Jamaican dollars in Jamaican banks and our estimated payments of Jamaican income taxes and any associated refunds are denominated in Jamaican dollars. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s, Vlissingen's and Jamalco's operating margins.
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

Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative assets and liabilities as of June 30, 2023 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at June 30, 2023. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$37.9	$29.4
Foreign exchange contracts(2)	—	—
Total	$37.9	$29.4

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$3.4	$12.9
Foreign exchange contracts(2)	2.7	7.4
Total	$6.1	$20.3
(1) Commodity contracts reflect our outstanding LME forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps Indiana Hub power price swaps, and NYMEX Henry Hub natural gas price swaps.
(2) Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023.
b. Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at June 30, 2023, refer to Note 12. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
During the quarter ended June 30, 2023, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $38 million for the quarter ended June 30, 2023.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2023, that requires disclosure in this report under Section 13(r) of the Exchange Act.
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1
Share Sale and Purchase Agreement, dated as of May 2, 2023, by and among Century Aluminum Jamaica Holdings, Inc., Noble New Asset Intermediate Co. Limited, Noble Group Holdings Limited and Noble Resources International Pte.Ltd.
		8-K	001-034474	May 5, 2023
10.2
Supplemental Indenture, dated June 12, 2023, for Century Aluminum Company's 7.5% Senior Secured Notes due 2028, by and among Century Aluminum Company, as issuer and Wilmington Trust, National Association, as trustee
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

Century Aluminum Company

Date:	August 9, 2023	By:	/s/ GERALD C. BIALEK
Gerald C. Bialek
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2023	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)