Form 10-Q
period 2023-09-30
CENTURY ALUMINUM CO
filed 2023-11-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Chicago, Illinois
(Address of principal executive offices)
Registrant’s telephone number, including area code: (312) 696-3101
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CENX	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
The registrant had 92,404,663 shares of common stock outstanding at November 7, 2023.

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
NET SALES:
Related parties	$400.9	$404.9	$1,240.3	$1,321.5
Other customers	144.3	232.3	432.8	925.9
Total net sales	545.2	637.2	1,673.1	2,247.4
Cost of goods sold	556.7	680.2	1,620.6	2,181.3
Gross (loss) profit	(11.5)	(43.0)	52.5	66.1
Selling, general and administrative expenses	10.8	8.7	36.2	26.2
Asset impairment	—	—	—	159.4
Other operating expense (income) - net	1.9	(0.2)	13.7	0.2
Operating (loss) income	(24.2)	(51.5)	2.6	(119.7)
Interest expense	(9.2)	(7.9)	(26.6)	(20.9)
Interest income	0.4	0.1	1.1	0.2
Net (loss) gain on forward and derivative contracts	(25.2)	112.6	(73.7)	287.7
Other income (expense) - net	1.3	11.6	(2.5)	16.7
(Loss) income before income taxes	(56.9)	64.9	(99.1)	164.0
Income tax benefit (expense)	11.0	(20.6)	21.2	(64.6)
(Loss) income before equity in earnings of joint ventures	(45.9)	44.3	(77.9)	99.4
Equity in earnings of joint ventures	0.0	0.0	0.0	0.0
Net (loss) income	(45.9)	44.3	(77.9)	99.4
Net loss attributable to noncontrolling interests	(3.9)	—	(4.8)	—
Net (loss) income attributable to Century stockholders	(42.0)	44.3	(73.1)	99.4
Less: net income allocated to participating securities	—	2.7	—	6.0
Net (loss) income allocated to common stockholders	$(42.0)	$41.6	$(73.1)	$93.4

(LOSS) INCOME ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$(0.45)	$0.46	$(0.79)	$1.02
Diluted	$(0.45)	$0.43	$(0.79)	$0.97
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92.4	91.3	92.4	91.3
Diluted	92.4	97.3	92.4	97.6
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Comprehensive (loss) income:
Net (loss) income	$(45.9)	$44.3	$(77.9)	$99.4
Other comprehensive income (loss) before income tax effect:
Net income (loss) on foreign currency cash flow hedges reclassified as income	0.0	0.0	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
OPEB curtailment gain, net	—	(8.0)	—	(8.0)
Amortization of prior service benefit (cost) during the period	—	(0.3)	0.1	(1.2)
Amortization of net loss during the period	1.7	1.1	5.0	3.6
Other comprehensive income (loss) before income tax effect	1.7	(7.2)	5.0	(5.7)
Income tax effect	—	(0.1)	—	(0.2)
Other comprehensive income (loss)	1.7	(7.3)	5.0	(5.9)
Comprehensive (loss) income	(44.2)	37.0	(72.9)	93.5
Comprehensive loss attributable to noncontrolling interests	(3.9)	—	(4.8)	—
Comprehensive (loss) income attributable to Century stockholders	$(40.3)	$37.0	$(68.1)	$93.5
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$70.3	$54.3
Restricted cash	24.4	1.2
Accounts receivable - net	65.3	66.9
Due from affiliates	20.1	4.8
Inventories	465.9	398.8
Derivative assets	9.5	127.3
Prepaid and other current assets	28.9	24.5
Total current assets	684.4	677.8
Property, plant and equipment - net	994.8	744.4
Other assets	81.8	49.8
TOTAL	$1,761.0	$1,472.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$221.4	$167.3
Accrued compensation and benefits	42.2	33.0
Due to affiliates	60.3	17.0
Accrued and other current liabilities	61.6	37.6
Derivative liabilities	2.9	9.7
Deferred credit - preliminary bargain purchase gain	161.6	—
Current maturities of long-term debt	84.0	146.1
Total current liabilities	634.0	410.7
Long-term debt	418.0	381.6
Accrued benefits - less current portion	112.6	118.0
Other liabilities	53.5	31.4
Long-term debt due to affiliates	10.0	—
Due to affiliates - less current portion	1.7	8.3
Deferred tax liabilities	83.9	103.1
Asset retirement obligations	60.6	19.6
Total noncurrent liabilities	740.3	662.0
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 8)	0.0	0.0
Common stock (Note 8)	1.0	1.0
Additional paid-in capital	2,541.8	2,539.6
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(89.0)	(94.0)
Accumulated deficit	(2,034.1)	(1,961.0)
Total Century shareholders’ equity	333.4	399.3
Noncontrolling interest	53.3	—
Total equity	$386.7	$399.3
TOTAL	$1,761.0	$1,472.0
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(77.9)	$99.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized loss (gain) on derivative instruments	84.2	(302.3)
Other postretirement benefits gain	—	(8.0)
Lower of cost or NRV inventory adjustment	—	46.5
Depreciation, depletion and amortization	55.3	57.5
Deferred tax (benefit) provision	(23.5)	52.3
Asset impairment	—	159.4
Other non-cash items - net	(1.2)	(12.5)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	21.4	8.5
Due from affiliates	(13.0)	(5.6)
Inventories	26.3	(4.1)
Prepaid and other current assets	4.8	5.6
Accounts payable, trade	(45.1)	(9.6)
Due to affiliates	15.8	(34.0)
Accrued and other current liabilities	(2.0)	12.5
Ravenswood retiree medical settlement	(2.0)	(2.0)
PBGC Settlement	(4.5)	—
Other - net	1.0	(6.4)
Net cash provided by operating activities	39.6	57.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(62.7)	(70.2)
Proceeds from sales of property, plant and equipment	25.7	0.1
Acquisition of subsidiary net of cash acquired	19.4	—
Net cash used in investing activities	(17.6)	(70.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	575.2	910.2
Repayments under revolving credit facilities	(632.0)	(910.4)
Debt issuance costs	—	(1.6)
Repayment of Iceland Term Facility	(9.8)	—
Borrowings under Grundartangi casthouse debt facility	40.0	40.0
Borrowings under Vlissingen Facility Agreement	10.0	—
Carbon credit proceeds	33.8	—
Net cash provided by financing activities	17.2	38.2
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39.2	25.3
Cash, cash equivalents and restricted cash, beginning of period	55.5	40.7
Cash, cash equivalents and restricted cash, end of period	$94.7	$66.0

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for:
Interest	$22.3	$14.0
Taxes, net of refunds	1.0	1.9
Non-cash investing activities:
Capital expenditures	10.2	1.1
Capitalized interest	4.0	3.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century Equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2023
Balance, June 30, 2023	53,707	$0.0	92,358,549	$1.0	$2,541.0	$(86.3)	$(90.7)	$(1,992.1)	$372.9	$31.9	$404.8
Net income (loss)	—	0.0	—	—	—	—	—	(42.0)	(42.0)	(3.9)	(45.9)
Other comprehensive income	—	—	—	—	—	—	1.7	—	1.7	—	1.7
Share-based compensation	—	0.0	26,324	0.0	0.8	—	—	—	0.8	—	0.8
Conversion of preferred stock to common stock	(199)	0.0	19,790	0.0	0.0	—	—	—	0.0	—	0.0
Noncontrolling interest of business acquired	—	0.0	—	0.0	—	—	—	—	—	25.3	25.3
Balance, September 30, 2023	53,508	$0.0	92,404,663	$1.0	$2,541.8	$(86.3)	$(89.0)	$(2,034.1)	$333.4	$53.3	$386.7

Three months ended September 30, 2022
Balance, June 30, 2022	58,376	$0.0	91,270,374	$1.0	$2,537.0	$(86.3)	$(80.9)	$(1,891.8)	$479.0	$—	$479.0
Net income	—	0.0	—	—	—	—	—	44.3	44.3	—	44.3
Other comprehensive income	—	—	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Share-based compensation	—	0.0	43,873	0.0	0.6	—	—	—	0.6	—	0.6
Conversion of preferred stock to common stock	(330)	0.0	32,982	0.0	0.0	—	—	—	0.0	—	0.0
Balance, September 30, 2022	58,046	$0.0	91,347,229	$1.0	$2,537.6	$(86.3)	$(88.2)	$(1,847.5)	$516.6	$—	$516.6
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century Equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2023
Balance, December 31, 2022	53,855	$0.0	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3	$—	$399.3
Net loss	—	—	—	—	—	—	—	(73.1)	(73.1)	(4.8)	(77.9)
Other comprehensive income	—	—	—	—	—	—	5.0	—	5.0	—	5.0
Share-based compensation	—	—	46,059	0.0	2.2	—	—	—	2.2	—	2.2
Conversion of preferred stock to common stock	(347)	0.0	34,626	0.0	—	—	—	—	—	—	0.0
Noncontrolling interest of business acquired	—	—	—	—	—	—	—	—	—	58.1	58.1
Balance, September 30, 2023	53,508	$0.0	92,404,663	$1.0	$2,541.8	$(86.3)	$(89.0)	$(2,034.1)	$333.4	$53.3	$386.7

Nine Months Ended September 30, 2022
Balance, December 31, 2021	58,542	$0.0	91,231,611	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0	$—	$421.0
Net income	—	—	—	—	—	—	—	99.4	99.4	—	99.4
Other comprehensive income	—	—	—	—	—	—	(5.9)	—	(5.9)	—	(5.9)
Share-based compensation	—	0.0	66,001	0.0	2.1	—	—	—	2.1	—	2.1
Conversion of preferred stock to common stock	(496)	0.0	49,617	0.0	0.0	—	—	—	0.0	—	0.0
Balance, September 30, 2022	58,046	$0.0	91,347,229	$1.0	$2,537.6	$(86.3)	$(88.2)	$(1,847.5)	$516.6	$—	$516.6
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Nine months ended September 30, 2023 and 2022
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," the "Company," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Certain prior period amounts included in the Consolidated Balance Sheets have been reclassified to conform with the current period presentation.
Our consolidated financial statements include the consolidated results of the Jamalco joint venture, an unincorporated joint venture between the Company and Clarendon Alumina Production Limited. Clarendon Alumina Production's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheet.
2.Acquisition of Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by Clarendon Alumina Production Limited ("CAP"), which in turn is owned by the Government of Jamaica. Total consideration for the acquisition was approximately $8.3 million in cash, comprised of a purchase price of $1.00 and $8.3 million related to the remaining restricted cash acquired as of the completion date. The acquisition is expected to result in a bargain purchase gain in part due to the seller experiencing financial distress following curtailment of Jamalco's operations in the second half of 2021 due to a facility fire, with operations restarting in the second half of 2022.
The acquisition was accounted for as a business combination under the acquisition method of accounting. Determining the fair value of identified assets acquired, liabilities assumed and noncontrolling interest requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. These estimates and valuation of the property, plant and equipment, current assets, current liabilities, other long-term assets, provision for resettlement obligations included in other liabilities and asset retirement obligations acquired as well as the related deferred bargain purchase gain and noncontrolling interest are preliminary as of September 30, 2023 and are subject to change as we finalize the valuation or if additional information about the facts and circumstances that existed at the acquisition date become available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred
Cash paid	$8.3
Total consideration transferred	$8.3
Less: identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$19.4
Restricted cash	8.3
Inventories	93.4
Accounts receivable - net	8.0
Prepaid and other current assets	7.8
Property, plant and equipment - net	250.9
Other assets	28.0
Accounts payable, trade	(92.9)
Accrued and other current liabilities	(33.9)
Other liabilities	(24.5)
Asset retirement obligations	(36.5)
Total identifiable net assets acquired	228.0
Less: noncontrolling interest	(58.1)
Deferred credit - preliminary bargain purchase gain	(161.6)
Fair value allocated to net assets acquired, net of bargain purchase gain	$8.3
For the three and nine months ended September 30, 2023, Jamalco contributed $63.4 million and $107.1 million to our total revenues. In connection with the acquisition, the Company incurred approximately $0.2 million and $1.9 million of transaction costs, respectively, for the three and nine months ended September 30, 2023 which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
The following unaudited pro forma financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2023 and 2022, respectively, as if the acquisition of Jamalco had been completed on January 1, 2022. This unaudited pro forma financial information has been prepared for informational purposes and is not necessarily indicative of the actual consolidated results of operations had the acquisition been completed on January 1, 2022, nor is the information indicative of future results of operations of the combined companies.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$545.2	$649.5	$1,722.8	$2,259.6
Earnings	$(42.0)	$40.7	$(77.0)	$103.1
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
For the three and nine months ended September 30, 2023, we incurred curtailment charges of approximately $2.0 million and $13.4 million, including $0.0 million and $9.0 million related to excess capacity charges, respectively. These charges were partially offset by income related to scrap and materials sales of $0.0 million and $1.2 million for the three and nine months ended September 30, 2023. Comparatively, for the three and nine months ended September 30, 2022 we recognized $4.5 million and $12.6 million, respectively, of expenses related to accrued wages and severance, triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash other postretirement benefits ("OPEB") curtailment gain, net totaling $8.0 million for the three and nine months ended September 30, 2022. See Note 14. Components of Net Periodic Benefit Cost for additional information.
4.Related Party Transactions
The significant related party transactions occurring during the nine months ended September 30, 2023 and 2022 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of September 30, 2023, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.0% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 8. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended September 30, 2023 and 2022, we derived approximately 73.5% and 63.5% of our consolidated net sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and nine months ended September 30, 2023, we recorded $50.0 million and $136.8 million of revenue related to alumina sales to Glencore, respectively. For the three and nine months ended September 30, 2022, we recorded $4.9 million and $18.8 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended September 30, 2023 were priced based on published alumina and aluminum indices as well as fixed prices.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Carbon Credit Repurchase Agreement
On September 28, 2023, our wholly owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), entered into a structured repurchase arrangement with an affiliate of Glencore pursuant to which it sold 390,000 European Union Allowances ("Carbon Credits") at a price of €82.18 per Carbon Credit, for an aggregate amount of €32.1 million. Pursuant to the terms of the transaction, Grundartangi will repurchase the same number of Carbon Credits by December 21, 2023, at a price of €83.72 per Carbon Credit, for an aggregate amount of EUR €32.7 million. Given the repurchase element of the agreement, the Company substantially retains all of the remaining benefits of the assets and has accounted for the transaction as a financing arrangement in accordance with Topic 606.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales to Glencore	$400.9	$404.9	$1,240.3	$1,321.5
Purchases from Glencore(1)	23.2	56.0	174.5	268.5
(1)Includes settlements of financial contract positions.
5.    Revenue
We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States	$273.9	$353.5	$935.7	$1,443.0
Iceland	207.9	283.7	630.3	804.4
Jamaica	63.4	—	107.1	—
Total	$545.2	$637.2	$1,673.1	$2,247.4

Contract liabilities are recorded when cash payments are received or due in advance of performance. As of September 30, 2023, $10.1 million was recorded in Due to affiliates. There were no contract liabilities as of December 31, 2022.
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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$15.8	$—	$—	$15.8
Trust assets(1)	0.6	—	—	0.6
Derivative instruments	—	12.4	—	12.4
TOTAL	$16.4	$12.4	$—	$28.8
LIABILITIES:
Derivative instruments	$—	$(10.4)	$—	$(10.4)
TOTAL	$—	$(10.4)	$—	$(10.4)

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$5.6	$—	$—	$5.6
Trust assets(1)	0.1	—	—	0.1
Derivative instruments	—	127.3	1.8	129.1
TOTAL	$5.7	$127.3	$1.8	$134.8
LIABILITIES:
Derivative instruments	$—	$26.4	$4.6	$31.0
TOTAL	$—	$26.4	$4.6	$31.0
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
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following section describes the valuation techniques and inputs for fair value measurements categorized within Level 2 or Level 3 of the fair value hierarchy:

Level 2 Fair Value Measurements:
Asset / Liability	Valuation Techniques	Inputs
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market
Midwest Premium ("MWP") forward financial sales contracts	Discounted cash flows	Quoted MWP forward market
Fixed for floating swaps	Discounted cash flows	Quoted LME forward market, quoted MWP forward market
Nord Pool power price swaps	Discounted cash flows	Quoted Nord Pool forward market
Indiana Hub power price swaps	Discounted cash flows	Quoted Indiana Hub forward market
FX swaps	Discounted cash flows	Euro/USD forward exchange rate
Casthouse currency hedges	Discounted cash flows	Euro/USD forward exchange rate; ISK/USD forward exchange rate
NYMEX Henry Hub natural gas price swaps	Discounted cash flows	Quoted NYMEX Henry Hub forward market
Heavy Fuel Oil ("HFO") price swaps	Discounted cash flows	Quoted HFO forward market
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
The following table presents the inputs for recurring fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Recurring Level 3 Fair Value Measurements:				As of September 30, 2023		As of December 31, 2022
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net(1)	$—	8.58%	$(2.8)	8.58%
(1)Represents risk adjusted discount rate.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis. There was no activity related to Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2023.

	Level 3 Assets	Level 3 Liabilities
For the three months ended September 30, 2022	LME Forward financial sales contracts	LME forward financial sales contracts	Casthouse currency hedges
Balance as of July 1, 2022	$1.6	$(3.8)	—
Total realized/unrealized gains (losses)
Included in Net income(1)	1.6	1.5	—
Transfers into Level 3(2)	—	—	0.0
Balance as of September 30, 2022	$3.2	$(2.3)	$0.0

Change in unrealized gains (losses)(1)	$1.6	$1.5	$0.0
(1)Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2)Transfers into Level 3 due to period of time remaining in derivative contract.

For the nine months ended September 30, 2023	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	LME forward financial sales contracts
Balance as of January 1, 2023	$1.8	$(4.6)
Transfers out of Level 3(1)	(1.8)	4.6
Balance as of September 30, 2023	$—	$—

Change in unrealized gains (losses)(2)	$—	$—
(1)Transfers out of Level 3 due to period of time remaining in derivative contract.
(2)Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Level 3 Assets		Level 3 Liabilities
For the nine months ended September 30, 2022	LME forward financial sales contracts	Nord Pool Swaps	LME forward financial sales contracts	FX Swaps	Casthouse currency hedges
Balance as of January 1, 2022	$—	$0.2	$(5.1)	$(0.2)	$—
Total realized/unrealized gains (losses)
Included in Net income(1)	1.6	—	5.3	—	—
Transfers into Level 3(2)	1.6	—	(2.5)	—	—
Transfers out of Level 3(3)	—	(0.2)	—	0.2	0.0
Balance as of September 30, 2022	$3.2	$—	$(2.3)	$—	$—

Change in unrealized gains (losses)(1)	$1.6	$—	$5.3	$—	$—
(1)Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2)Transfers into Level 3 due to contracts with applied discount rate entered into during the nine months ended September 30, 2022.
(3)Transfers out of Level 3 due to period of time remaining in derivative contract.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table shows the basic and diluted (loss) earnings per share:

	For the three months ended September 30,
	2023			2022
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net (loss) income attributable to Century stockholders	$(42.0)			$44.3
Less: net income allocated to participating securities	—			2.7
Basic EPS:
Net (loss) income allocated to common stockholders	$(42.0)	92.4	$(0.45)	$41.6	91.3	$0.46
Effect of Dilutive Securities(1):
Share-based compensation	—	—		(0.4)	1.4
Convertible senior notes	—	—		0.7	4.6
Diluted EPS:
Net income allocated to common stockholders with assumed conversion	$(42.0)	92.4	$(0.45)	$41.9	97.3	$0.43

	For the nine months ended September 30,
	2023			2022
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net (loss) income attributable to Century stockholders	$(73.1)			$99.4
Less: net income allocated to participating securities	—			6.0
Basic EPS:
Net (loss) income allocated to common stockholders	$(73.1)	92.4	$(0.79)	$93.4	91.3	$1.02
Effect of Dilutive Securities(1):
Share-based compensation	—	—		(1.2)	1.7
Convertible senior notes	—	—		2.1	4.6
Diluted EPS:
Net (loss) income allocated to common stockholders with assumed conversion	$(73.1)	92.4	$(0.79)	$94.3	97.6	$0.97

	Three months ended September 30,		Nine months ended September 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2023	2022	2023	2022
Share-based compensation	0.8	—	0.9	—
Convertible preferred shares	5.4	5.8	5.4	5.8
Convertible notes	4.6	—	4.6	—
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
8. Shareholders’ Equity
Common Stock
As of September 30, 2023 and December 31, 2022, we had 195,000,000 shares of common stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation, of which 99,591,184 shares were issued and 92,404,663 shares were outstanding at September 30, 2023, and 99,510,499 were issued and 92,323,978 shares were outstanding at December 31, 2022.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of September 30, 2023 and December 31, 2022, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At September 30, 2023 and December 31, 2022, 53,508 and 53,854 shares of Series A Convertible Preferred Stock were outstanding, respectively.
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
Through September 30, 2023 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of September 30, 2023.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
9.    Income Taxes
For the three months ended September 30, 2023 and September 30, 2022, we recorded an income tax benefit of $11.0 million and an income tax expense of $20.6 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, we recorded an income tax benefit of $21.2 million and an income tax expense of $64.6 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance on domestic losses, causes a significant variation in the typical relationship between income tax expense/benefit and pre-tax accounting income/loss as reported on the Consolidated Statement of Operations.
As of September 30, 2023, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 was signed into law on August 9, 2022. These laws, effective January 1, 2023, implement new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. As of September 30, 2023, these provisions, which were effective January 1, 2023, have not had any material impact on the financial statements. The IRA provides several tax incentives to promote clean energy and the production of critical minerals in the U.S. We are continuing to evaluate potential tax benefits available under the acts and expect the release of additional guidance from the U.S. Department of Treasury by the end of the year.
10.    Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$142.7	$64.9
Work-in-process	43.0	46.0
Finished goods	36.5	58.0
Operating and other supplies	243.7	229.9
Total inventories	$465.9	$398.8
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
11. Debt

	September 30, 2023	December 31, 2022
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	68.2	90.0
Iceland Revolving Credit Facility(3)	—	35.0
Grundartangi casthouse facility(5)	3.1	—
Iceland Term Facility(4)	4.8	13.3
Vlissingen Facility Agreement(6)	0.1	—
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.7 million at September 30, 2023(4)	86.2	49.4
Iceland Term Facility, net of financing fees of $0.0 million and current portion at September 30, 2023(5)	—	1.2
Vlissingen Facility Agreement(6)	10.0	—
7.5% senior secured notes due April 1, 2028, net of financing fees of $2.8 million at September 30, 2023, interest payable semiannually	247.2	246.6
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.6 million at September 30, 2023, interest payable semiannually	84.6	84.4
Total	$512.0	$527.7
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at September 30, 2023 was 4.11%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2023 was 9.25%.
(3)We incur interest at base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2023 was 8.40%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2023 was 8.77%.
(5)We incur interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Market Institute as defined within the agreement. The interest rate at September 30, 2023 was 6.88%.
(6)We incur interest at a fixed rate of 8.75%.
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
As of September 30, 2023, the total estimated fair value of the 2028 Notes was $237.5 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of September 30, 2023, the conversion rate remains unchanged.
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
As of September 30, 2023, the if-converted value of the Convertible Notes does not exceed the outstanding principal amount.
As of September 30, 2023, the total estimated fair value of the Convertible Notes was $59.2 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At September 30, 2023, there were $68.2 million in outstanding borrowings and $41.8 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	September 30, 2023
Credit facility maximum amount	250.0
Borrowing availability	142.6
Outstanding letters of credit issued	41.8
Outstanding borrowings	68.2
Borrowing availability, net of outstanding letters of credit and borrowings	32.6
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a $80.0 million revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"). On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At September 30, 2023, there were no outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through November 2024.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Status of our Iceland revolving credit facility:	September 30, 2023
Credit facility maximum amount	100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	100.0
Grundartangi Casthouse Facility
Our wholly-owned subsidiary, Grundartangi, has entered into an eight-year Term Facility Agreement with Arion Bank hf, dated November 2021, as amended (the "Casthouse Facility") to provide for borrowings up to $130.0 million associated with construction of the new billet casthouse at Grundartangi (the"casthouse project"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of September 30, 2023, there were $86.9 million in outstanding borrowings under the Casthouse Facility.
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts are made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of September 30, 2023, there were €4.5 million ($4.8 million, based on the prevailing exchange rate on September 30, 2023) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million (the "Vlissingen Facility Agreement") in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024, the maturity date of the Vlissingen Facility Agreement. As of September 30, 2023, there were $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2023, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of September 30, 2023, $2.0 million was recorded in other current liabilities and $3.2 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of September 30, 2023, we made contributions of $6.9 million, including $4.5 million during the three months ended September 30, 2023, related to the Amended PBGC Settlement Agreement. We did not make any contributions for the three months ended September 30, 2022.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and Century Marketer, LLC (“Century Marketer"), Century's wholly-owned subsidiary that acts as a MISO market participant. Under this arrangement, Hawesville gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Hawesville. The power supply arrangement with Kenergy has an effective term through May 2028.
Sebree
Sebree has a power supply arrangement with Kenergy and Century Marketer, LLC (“Century Marketer"), Century's wholly-owned subsidiary that acts as a MISO market participant. Under this arrangement, Sebree gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. The power supply arrangement with Kenergy has an effective term through May 2028.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Mt. Holly
Century Aluminum of South Carolina, Inc. has a power supply agreement with Santee Cooper that has an effective term from April 1, 2021 through December 2023. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract provides sufficient energy to allow Mt. Holly to produce at 75% of full production capacity. On October 27, 2023, we entered into a new power supply agreement effective January 2024. See Note 16. Subsequent Events for further details.
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
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Jamalco facilities are represented by labor unions, representing approximately 59% of our total workforce.
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
Approximately 41% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with the USW for its employees was effective through October 28, 2023 and was extended until November 10, 2023. Century Sebree and the USW are currently in active negotiations on the terms of a new agreement. Mt. Holly employees are not represented by a labor union.
Approximately 62% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts are effective through December 31, 2023.
Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of September 30, 2023, the principal and accrued interest for the contingent obligation was $30.5 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of September 30, 2023, the LME forward market prices do not exceed the threshold for

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
payment. In addition, based on the current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
13. Components of Accumulated Other Comprehensive Loss

Components of AOCL:	September 30, 2023	December 31, 2022
Defined benefit plan liabilities	$(92.9)	$(98.0)
Unrealized gain on financial instruments	1.7	1.7
Other comprehensive loss before income tax effect	(91.2)	(96.3)
Income tax effect(1)	2.2	2.3
Accumulated other comprehensive loss	$(89.0)	$(94.0)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2023	December 31, 2022
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.4)	(0.3)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, June 30, 2023	$(92.2)	$1.5	$(90.7)
Net amount reclassified to net loss	1.7	0.0	1.7
Balance, September 30, 2023	$(90.5)	$1.5	$(89.0)

Balance, June 30, 2022	$(82.6)	$1.7	$(80.9)
Net amount reclassified to net income	(7.3)	0.0	(7.3)
Balance, September 30, 2022	$(89.9)	$1.7	$(88.2)

Balance, January 1, 2023	$(95.6)	$1.6	$(94.0)
Net amount reclassified to net loss	5.1	(0.1)	5.0
Balance, September 30, 2023	$(90.5)	$1.5	$(89.0)

Balance, January 1, 2022	$(84.0)	$1.7	$(82.3)
Net amount reclassified to net income	(5.9)	0.0	(5.9)
Balance, September 30, 2022	$(89.9)	$1.7	$(88.2)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2023	2022	2023	2022
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$1.1	$0.4	$3.3	$1.3
	Other income (expense) - net	—	(8.0)	—	(8.0)
	Selling, general and administrative expenses	0.1	0.2	0.4	0.5
	Other operating expense - net	0.5	0.2	1.4	0.7
	Income tax effect	—	(0.1)	—	(0.3)
	Net of tax	$1.7	$(7.3)	$5.1	$(5.8)

Unrealized gain (loss) on financial instruments	Cost of goods sold	$0.0	$0.0	$(0.1)	$(0.1)
	Income tax effect	0.0	0.0	0.0	0.0
	Net of tax	$0.0	$0.0	$(0.1)	$(0.1)
14. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$0.6	$1.1	$1.7	$3.2
Interest cost	3.5	2.6	10.5	7.7
Expected return on plan assets	(3.8)	(5.9)	(11.3)	(17.6)
Amortization of prior service costs	—	0.0	0.1	0.1
Amortization of net loss	1.7	0.9	4.9	2.6
Net periodic benefit cost (income)	$2.0	$(1.3)	$5.9	$(4.0)

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.0	0.9	2.9	2.2
Amortization of prior service cost	—	(0.3)	—	(1.3)
Amortization of net loss	0.0	0.2	0.1	1.0
Curtailment gain, net	—	(8.0)	—	(8.0)
Net periodic benefit cost	$1.0	$(7.2)	$3.1	$(6.0)
15. Derivatives
As of September 30, 2023, we had an open position of 74,993 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We have also

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of September 30, 2023, we had 949 tonnes related to fixed for floating swaps that will settle monthly through November 2023.
We have entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). All of the Nord Pool power price swaps are expected to cash settle monthly through December 2023. The Nord Pool power price swaps are settled in Euros; therefore, we have entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). As of September 30, 2023, we had an open position related to the FX swaps of €8.2 million that will settle monthly through December 2023.
During the third quarter of 2022, we entered certain floating Nord Pool financial contracts to unwind a portion of our fixed contract position, making us predominantly hedged against Nord Pool power price fluctuations during 2023. As of September 30, 2023, we had an open net position of 249,612 MWh related to the Nord Pool power price swaps that will settle monthly through December 2023.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of September 30, 2023, we had an open position of 44,160 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2023.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse and the Sebree casthouse project denominated in these currencies ("casthouse currency hedges"). As of September 30, 2023, we had an open position related to the ISK casthouse swaps of kr1.7 billion that will settle monthly through January 2024. As of September 30, 2023, we had an open position related to the Euro casthouse swaps of €5.3 million that will settle monthly through January 2024.
We have entered into financial contracts to hedge a portion of our exposure at our operations to the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”). The natural gas volume is measured per million British Thermal Units ("MMBtu"). As of September 30, 2023, we had an open position of 900,000 MMBtu. The NYMEX Henry Hub natural gas price swaps are expected to settle monthly through December 2023.
We have entered into financial contracts to hedge a portion of our exposure at our operations to Heavy Fuel Oil (“HFO price swaps”). The HFO volume is measured per barrel. As of September 30, 2023, we had an open position of 100,000 barrels. The HFO price swaps are expected to settle monthly through March 2024.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of September 30, 2023 and December 31, 2022, the Company had not recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of September 30, 2023 and December 31, 2022, respectively:

	Asset Fair Value
	September 30, 2023	December 31, 2022
Commodity contracts(1)	$12.4	$129.1
Foreign exchange contracts(2)	—	—
Total	$12.4	$129.1

	Liability Fair Value
	September 30, 2023	December 31, 2022
Commodity contracts(1)	$8.4	$23.7
Foreign exchange contracts(2)	2.0	7.3
Total	$10.4	$31.0
(1)Commodity contracts reflect our outstanding LME forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, NYMEX Henry Hub natural gas price swaps, HFO price swaps, and Indiana Hub power price swaps. At September 30, 2023, $2.3 million of Due from affiliates, $5.6 million of Due to affiliates, and $1.7 million of Due to affiliates - less current portion were related to commodity contracts with Glencore. At December 31, 2022, $11.9 million of Due to affiliates, and $8.3 million of Due to affiliates - less current portion were related to commodity contract liabilities with Glencore.
(2)Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Commodity contracts(1)	$(24.8)	$120.0	$(74.9)	$301.3
Foreign exchange contracts	(0.4)	(7.4)	1.2	(13.6)
Total	$(25.2)	$112.6	$(73.7)	$287.7
(1)For the three months ended September 30, 2023, $3.1 million of the net loss was with Glencore, and for the three months ended September 30, 2022, $13.1 million of the net gain was with Glencore. For the nine months ended September 30, 2023, $6.6 million of the net loss with Glencore, and for the nine months ended September 30, 2022, $19.4 million of the net gain was with Glencore.
16. Subsequent Events
Mt. Holly Power Contract
On October 27, 2023, our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"), entered into an agreement with the South Carolina Public Service Authority (also known as Santee Cooper) for a new, three-year power contract for Century's Mt. Holly aluminum smelter. The contract will be effective as of January 1, 2024, and run through December 2026, and will provide for 295MW of electric power at rates allowing the Mt. Holly smelter to continue operating at its current capacity.

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
•Our ability to qualify for and realize potential tax benefits under the Inflation Reduction Act of 2022;
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
Overview
We are a global producer of primary aluminum with aluminum reduction facilities, or "smelters," in the United States and Iceland. In addition to our primary aluminum assets, we have a 55% joint venture interest in the Jamalco bauxite mining operation and alumina refinery in Jamaica. The Jamalco refinery supplies a substantial amount of the alumina used for the production of primary aluminum at our Grundartangi, Iceland facility. We also own a carbon anode production facility located in the Netherlands. The key determinants of our results of operations and cash flows from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor, which in aggregate represent more than 78% of our cost of goods sold; and
•our production volume and product mix.
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
For the three and nine months ended September 30, 2023, we incurred curtailment charges of approximately $2.0 million and $13.4 million, including $0.0 million and $9.0 million related to excess capacity charges, respectively. These charges were partially offset by income related to scrap and materials sales of $0.0 million and $1.2 million for the three and nine months ended September 30, 2023. Comparatively, for the three and nine months ended September 30, 2022 we recognized $4.5 million and $12.6 million, respectively, of expenses related to accrued wages and severance, triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash other postretirement benefits ("OPEB") curtailment gain, net totaling $8.0 million for the three and nine months ended September 30, 2022.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., acquired for $1.00 a 55% interest in Jamalco, an unincorporated joint venture with Clarendon Alumina Production Limited ("CAP"), which is owned by the Government of Jamaica. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the manager of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes. Our historical financial statements for periods prior to May 2, 2023 do not include the results of Jamalco. Refer to Note 2. Acquisition of Jamalco for further information.
Mt. Holly Power Contract
On October 27, 2023, our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"), entered into an agreement with the South Carolina Public Service Authority (also known as Santee Cooper) for a new, three-year power contract for Century's Mt. Holly aluminum smelter. The contract will be effective as of January 1, 2024, and run through December 2026, and will provide for 295MW of electric power at cost-of-service based rates, allowing the Mt. Holly smelter to continue operating at its current capacity.
Equipment Failure
Starting in June 2023, we experienced power disruptions due to damage to the Jamalco power generation unit. The impact of the Jamalco equipment failure in the third quarter was approximately $16.9 million. We estimate an additional impact to our financial results in the fourth quarter of approximately $5.0 million. We believe the equipment has returned to full capacity as of the end of October. We expect that all losses arising from the power equipment failure will be covered under our insurance policies, less $8.0 million in deductibles.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by producers, geopolitical and economic conditions, as well as production costs in major production regions. These factors can be highly variable and difficult to predict, which can lead to significant volatility in the price of aluminum. Increases or decreases in primary aluminum prices drive variability in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to limit our downside price risk. Information regarding financial contracts is included in Note 15. Derivatives and risks affiliated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
We saw continued declines in the pricing of aluminum through the third quarter of 2023, which was a continuation of recent price trends that peaked during the first quarter of 2022 and began declining during the second quarter of 2022. The following table summarizes the average price for primary aluminum per tonne in three months ended September 30, 2023, the three months ended June 30, 2023, and the nine months ended September 30, 2023 and 2022.

	Quarter ended		Nine months ended
($ per tonne)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Average LME	$2,155	$2,263	$2,272	$2,834
Average MWP	$467	$548	$544	$727
Average EDPP	$277	$325	$301	$530
Results of Operations
The following discussion for the three and nine months ended September 30, 2023 reflects no change in production capacities and the continued curtailment of the Hawesville smelter, at our operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See “Item 1A. Risk Factors - Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2022. Power costs at our Kentucky plants are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in April. This year's auction saw capacity prices return towards normalized levels and has reduced our capacity costs significantly from the prior year. Our expected capacity demand costs for power are approximately $1.5 million for the twelve months ending May 31, 2024, in addition to the market price of power used.
A substantial increase in energy costs adversely affected our business in 2022 and resulted in the curtailment of our Hawesville facility as described above. So far in 2023, energy prices in the U.S. and Europe have moderated from their previously elevated levels. European energy markets impact our Grundartangi operations, which pays a portion of its power costs based on the Nord Pool power market, and our Vlissingen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe has historically been dependent upon imported natural gas from Russia, and the significant reduction in Russian gas supply to Europe has resulted in increased uncertainty with respect to the price and availability of natural gas. Adverse changes to European natural gas prices or availability could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended		Nine months ended
	Sequential		Year-to-date
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
	(in millions, except per share data)
NET SALES:
Related parties	$400.9	$427.2	$1,240.3	$1,321.5
Other customers	144.3	148.3	432.8	925.9
Total net sales	$545.2	$575.5	$1,673.1	$2,247.4
Gross (loss) profit	(11.5)	15.9	52.5	66.1
Net (loss) income	(45.9)	6.6	(77.9)	99.4
Net loss attributable to noncontrolling interests	(3.9)	(0.9)	(4.8)	—
Net (loss) income attributable to Century stockholders	(42.0)	7.5	(73.1)	99.4

(LOSS) INCOME ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$(0.45)	$0.08	$(0.79)	$1.02
Diluted	(0.45)	0.07	(0.79)	0.97

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2023
3rd Quarter	93,675	$265.8	78,320	$207.9	171,995	$473.7
2nd Quarter	97,224	$296.4	76,425	$212.3	173,649	$508.7
1st Quarter	102,430	$317.6	78,735	$210.1	181,165	$527.7

2022
3rd Quarter	95,502	$320.3	78,223	$283.7	173,725	$604.0
2nd Quarter	139,630	$564.8	74,454	$273.2	214,084	$838.0
1st Quarter	134,953	$494.8	76,458	$247.5	211,411	$742.3
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net sales	$545.2	$575.5	$1,673.1	$2,247.4
Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) decreased by $36.0 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, primarily driven by unfavorable LME and regional premium price realizations of $27.8 million and unfavorable volume and sales mix of $8.1 million.

Net sales (excluding scrap aluminum, purchased aluminum and alumina sales) decreased by $669.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by unfavorable LME and regional premium price realizations of $344.5 million and unfavorable volume and sales mix of $325.4 million, attributable to the curtailment of our Hawesville smelter. The change in net sales of aluminum was partially offset by $107.1 million attributable to Jamalco sales of alumina.
Gross profit

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Gross (loss) profit	$(11.5)	$15.9	$52.5	$66.1
Gross profit decreased by $27.4 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, primarily attributable to unfavorable LME and regional price realization of $27.8 million. These factors were partially offset by favorable raw material price realization of $7.0 million and favorable power price realization of $3.2 million.
Gross profit decreased by $13.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by unfavorable LME and regional price realization of $344.5 million and unfavorable volume and sales mix of $151.7 million, attributable to the curtailment of our Hawesville smelter. These factors were partially offset by favorable power price realization of $231.6 million, lower operating costs of $125.1 million primarily attributable to Hawesville curtailment, and favorable raw material price realization of $112.8 million.
Asset impairment charge

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Asset impairment charge	$—	$—	$—	$159.4
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
Selling, general and administrative expenses

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Selling, general and administrative expenses	$10.8	$12.0	$36.2	$26.2
Selling, general and administrative expenses decreased by $1.2 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, primarily driven by share-based compensation costs as a result of quarter over quarter changes in the Company's stock price.
Selling, general and administrative expenses increased by $10.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by an increase in share-based compensation costs resulting from the increase of the Company's stock price between periods and costs related to the Jamalco acquisition of $1.9 million.

Net (loss) gain on forward and derivative contracts

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net (loss) gain on forward and derivative contracts	$(25.2)	$9.1	$(73.7)	$287.7
Net loss on forward and derivative contracts was $25.2 million for the three months ended September 30, 2023, a change of $34.3 million as compared to the three months ended June 30, 2023. The transition from gain to loss was primarily driven by increased losses on LME and Nord Pool forward contracts, attributable to fluctuations in the LME and Nord Pool forward prices and volume of contracts.
Net loss on forward and derivative contracts was $73.7 million for the nine months ended September 30, 2023, a change of $361.4 million as compared to the nine months ended September 30, 2022. The transition from gain to loss was primarily driven by increased losses on LME and Nord Pool derivative contracts due to LME and Nord Pool forward price decreases.
Income tax benefit (expense)

	Quarter ended		Nine months ended
	Sequential		Year-to-date
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Income tax benefit (expense)	$11.0	$10.0	$21.2	$(64.6)
Income tax benefit increased by $1.0 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, primarily driven by changes in the jurisdictional mix of earnings.
Income tax benefit was $21.2 million for the nine months ended September 30, 2023, compared to an expense of $64.6 million for the nine months ended September 30, 2022, primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 9. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of September 30, 2023, we had cash and cash equivalents of approximately $70.3 million and unused availability under our revolving credit facilities of $212.6 million (including $80.0 million under the Vlissingen Facility Agreement referred to below). As of September 30, 2023, we additionally had restricted cash of $24.4 million, of which $22.9 million represents funds that are restricted to be used on capital expenditures. Our cash and cash equivalents, restricted cash for capital expenditures and unused availability under our revolving credit facilities comprise our liquidity position, which was $305.8 million as of September 30, 2023.
Available Cash
Our available cash and cash equivalents balance at September 30, 2023 was $70.3 million compared to $54.3 million at December 31, 2022.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$39.6	$57.2
Net cash used in investing activities	(17.6)	(70.1)
Net cash provided by financing activities	17.2	38.2
Change in cash, cash equivalents and restricted cash	$39.2	$25.3
The reduction in net cash provided by operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by timing of payments and receipts.
The reduction in net cash used in investing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the receipt of approximately $25.7 million in proceeds from the sale of the Mt. Holly Commerce Park Land Sale, cash acquired in excess of cash paid for the acquisition of Jamalco, and lower cash spend on the purchase of property, plant and equipment in the current year.
The reduction in net cash provided by financing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to net repayments on our revolving credit facilities, partially offset by the sale of carbon credits and proceeds from the Vlissingen Facility Agreement.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of September 30, 2023, our U.S. revolving credit facility had a borrowing availability of $142.6 million, outstanding borrowings of $68.2 million, and $41.8 million of outstanding letters of credit with total availability of $32.6 million. Of the outstanding letters of credit, $13.7 million are related to our power commitments and $28.1 million are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of September 30, 2023, our Iceland revolving credit facility had a borrowing base of $100.0 million and no outstanding borrowings, with total availability of $100.0 million.
As of September 30, 2023, our credit facilities (including the Vlissingen Facility Agreement referred to below) had $212.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base, but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate plus applicable margin as defined within the agreement. As of September 30, 2023 there were $86.9 million in outstanding borrowings under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of September 30, 2023, we were in compliance with all such covenants.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Under the Iceland Term Facility, repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. As of September 30, 2023, there were €4.5 million ($4.8 million, based on the prevailing exchange rate on September 30, 2023) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024 (the Vlissingen Facility Agreement"). The obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen's facilities are located. Vlissingen's moveable assets, financial assets, receivables and other assets, and Vlissingen's shares. The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. The availability period for borrowings under the Vlissingen Facility Agreement ends December 2, 2024. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of September 30, 2023, there were $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of September 30, 2023, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
"Guarantor Subsidiaries" refers to all of our material domestic subsidiaries except for Nordural US LLC, Century Aluminum Development LLC, Century Aluminum of West Virginia, Inc. and Century Aluminum Jamaica Holdings, Inc. The Guarantor Subsidiaries are 100% owned by Century. All guarantees will be joint and several, full and unconditional. Our foreign subsidiaries, together with Nordural US LLC, Century Aluminum Development LLC, Century Aluminum of West Virginia, Inc. and Century Aluminum Jamaica Holdings, Inc. are collectively referred to as the "Non-Guarantor Subsidiaries." We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
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

	September 30, 2023	December 31, 2022
Current assets	$335.4	$305.7
Non-current assets	605.6	704.5
Current liabilities	233.2	309.6
Non-current liabilities	495.0	487.1

Nine Months Ended September 30, 2023
Net sales	$1,054.8
Gross profit	53.3
Income before income taxes	12.6
Net loss	(73.1)
As of September 30, 2023 and December 31, 2022, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $19.0 million and $18.2 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $377.2 million and $466.3 million, respectively. As of September 30, 2023, an intercompany current loan due to the Company from the Non-Guarantors totaled $10.3 million. There was no intercompany current loan as of December 31, 2022.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of September 30, 2023, the principal and accrued interest for the contingent obligation was $30.5 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of September 30, 2023, based on the LME forward market prices and our expected level of Hawesville operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the

PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of September 30, 2023, we made contributions of $6.9 million, including $4.5 million during the three months ended September 30, 2023, related to the Amended PBGC Settlement Agreement. We did not make any contributions for the three months ended September 30, 2022.
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
Other Items
On January 17, 2023, our wholly owned subsidiary, Mt. Holly Commerce Park LLC, entered into a binding agreement (the "Mt. Holly Land Sale Agreement"), subject to ordinary course conditions, to sell approximately 133 acres of land for approximately $28.5 million. On September 12, 2023, the Mt. Holly Land Sale Agreement was completed at a revised purchase price of $25.7 million. The proceeds from this sale are restricted to be used on capital expenditures. We previously formed the commerce park, located near our Mt. Holly smelter, to develop excess land at the site and to assist the county with bringing additional business and commerce to the area.
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
In 2011, our Board of Directors authorized a $60.0 million common stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2020, 2021, and 2022. As of September 30, 2023, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At September 30, 2023, we had $2.0 million in other current liabilities and $3.2 million in other liabilities related to this agreement.

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
Capital expenditures incurred for the nine months ended September 30, 2023 were $18.3 million, excluding expenditures of $44.4 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2023, excluding the Grundartangi casthouse project, will be approximately $10 to $15 million, related to our ongoing investment and sustainability projects at our plants.

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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have a market-based electrical power agreement pursuant to which Kenergy purchases electrical power on the open market and passes it through at MISO energy pricing, plus transmission and other costs incurred by them. The agreement with EDF terminated effective May 31, 2023, and, effective June 1, 2023, we act as our own MISO Market participant (through an indirect, wholly-owned subsidiary). See Note 12. Commitments and Contingencies to the consolidated financial statements included herein for additional information about these market-based power agreements.
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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona ("ISK"), the Euro, the Chinese renminbi, the Jamaican dollar and other currencies. Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in Euros and Chinese renminbi. We also have deposits denominated in ISK in Icelandic banks and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Vlissingen's labor costs, maintenance costs and other local services are denominated in Euros, and our existing Nord Pool power price swaps described above are settled in Euros. Further, Jamalco's labor costs, maintenance costs, and other local services are denominated in Jamaican dollars. We also have deposits denominated in Jamaican dollars in Jamaican banks and our estimated payments of Jamaican income taxes and any associated refunds are denominated in Jamaican dollars. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s, Vlissingen's and Jamalco's operating margins.
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

Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative assets and liabilities as of September 30, 2023 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at September 30, 2023. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$12.4	$5.6
Foreign exchange contracts(2)	—	—
Total	$12.4	$5.6

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$8.4	$21.0
Foreign exchange contracts(2)	2.0	5.2
Total	$10.4	$26.2
(1)Commodity contracts reflect our outstanding LME forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps Indiana Hub power price swaps, HFO price swaps, and NYMEX Henry Hub natural gas price swaps.
(2)Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023.
b. Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at September 30, 2023, refer to Note 12. Commitments and Contingencies to the consolidated financial statements included herein.
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
During the quarter ended September 30, 2023, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $80 million for the quarter ended September 30, 2023.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2023, that requires disclosure in this report under Section 13(r) of the Exchange Act.
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act has informed us that he or she has adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Century Aluminum Company

Date:	November 8, 2023	By:	/s/ GERALD C. BIALEK
Gerald C. Bialek
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2023	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)