Form 10-K
period 2023-12-31
CENTURY ALUMINUM CO
filed 2024-03-15
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2023, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $453,000,000.  As of March 14, 2024, 92,695,933 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

Explanatory Note

On February 21, 2024 we issued our earnings release for the three months and full year ended December 31, 2023 (the “Q4 2023 Earnings Release”). Subsequent to publishing the Q4 2023 Earnings Release, and upon review of the opening balance sheet purchase accounting adjustments included in the final audited financial statements for the year ended December 31, 2023 of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), we determined that certain balances required adjustment from those set forth in the Q4 2023 Earnings Release. The adjustments were for the valuation of certain assets and liabilities acquired as well as the related deferred bargain purchase gain and noncontrolling interest impact, which are disclosed as preliminary in Note 2 to our consolidated financial statements. The balances in the Q4 2023 Earnings Release that were adjusted include: an approximately $1.3 million decrease in Property, plant and equipment – net; an approximately $4.5 million decrease in other assets, and a corresponding decrease in total assets; an approximately $92.2 million increase in Deferred credit - preliminary bargain purchase gain and a corresponding increase in total current liabilities; an approximately $12.8 million reduction in asset retirement obligations – less current portion and corresponding reduction in total noncurrent liabilities; and an approximately $85.8 million reduction in noncontrolling interest and a corresponding reduction in shareholders’ equity, in each case at December 31, 2023. No changes were made to balances at any date other than December 31, 2023. The net result of the adjustments is that total liabilities and shareholders’ equity at December 31, 2023, was adjusted downward by approximately $6.4 million. The foregoing adjustments are reflected in the audited balance sheet contained in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2023.
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
•Our assessment of alumina pricing, energy prices, both in the United States and Europe, costs associated with our other key raw materials and supply and availability of those key raw materials, including power (and related natural gas and coal), and the likelihood and extent of any power curtailments;
•Our assessment of power prices and availability for our U.S. and European operations;
•The impact of the wars in Ukraine and in the Middle East, including any related impacts on global energy markets and/or any sanctions and export controls targeting Russia and businesses tied to Russia and to sanctioned entities and individuals, including any possible impact on our business, operations, financial condition, results of operations, and global supply chains;
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

i

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
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland. Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and value-added product premiums. Our primary aluminum reduction facilities produce standard-grade and value-added primary aluminum products. Our current annual production capacity is approximately 1,016,000 tonnes per year ("tpy"), of which approximately 307,000 tpy was curtailed as of December 31, 2023. We produced approximately 690,000 tonnes of primary aluminum in 2023.
In addition to our primary aluminum assets, we have a 55% joint venture interest in the Jamalco bauxite mining operation and alumina refinery in Jamaica ("Jamalco"). The remaining 45% interest in Jamalco is indirectly owned by the Government of Jamaica. Century's share of Jamalco's production capacity is approximately 770,000 tpy. The Jamalco refinery supplies a substantial amount of the alumina used for production of primary aluminum at our aluminum smelter in Grundartangi, Iceland. We also own a carbon anode production facility located in the Netherlands ("Vlissingen"). Carbon anodes are consumed in the production of primary aluminum. Vlissingen supplies carbon anodes to our aluminum smelter in Grundartangi, Iceland. Each of our aluminum smelters in the United States produces anodes at on-site facilities.
At Century, we aim to provide innovative and reliable aluminum products to our customers, a safe and sustainable workplace for our people and the communities in which we operate, and a compelling value proposition for our stockholders. We seek to operate our businesses in a responsible manner by balancing the twin priorities of (i) maintaining a strong balance sheet across commodity cycles and (ii) making investments to lower our cost structure, expand our production capacity, and increase our competitiveness.
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
We conduct our business with a focus on sustainability, including the health and safety of our people and the communities in which we operate. Through our Natur-AlTM product line, we are able to provide our customers with world-class, low-carbon aluminum products that demonstrate our commitment to sustainability.
We operate our business through one reportable segment, primary aluminum. Additional information about our segment reporting and certain geographic information is available in Note 19. Business Segments to the consolidated financial statements included herein.
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

Our primary aluminum smelters and their respective primary aluminum capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2023 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	317,000	310,000
Hawesville, Kentucky, USA	100%	1970	250,000	—
Sebree, Kentucky, USA	100%	1973	220,000	214,000
Mt. Holly, South Carolina, USA	100%	1980	229,000	166,000
			1,016,000	690,000
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
In late 2021 Century began construction of a new billet casthouse at Grundartangi (the “Casthouse Project”). The new casthouse will have a capacity to turn 150,000 tonnes of Grundartangi's existing primary aluminum production into value-added billet and is expected to start production in the first quarter of 2024. The Casthouse Project will also increase Grundartangi’s annual capacity to produce value-added primary foundry alloys from its current 60,000 tonnes of capacity to 120,000 tonnes of capacity. This incremental billet and primary foundry alloy capacity displaces standard-grade ingot production, raising expected total value-added product premiums for Grundartangi products. The billet produced at the Grundartangi casthouse is expected to be low-carbon aluminum or Natur-AlTM.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum reduction facility owned and operated by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes of primary aluminum. In August 2022, we fully curtailed production at the Hawesville facility and expect to continue to maintain the plant with the intention of being able to restart operations if and when market conditions permit, including the resumption of normalized energy prices and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.
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
Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2019.

Century Aluminum's Primary Aluminum Shipments
1,000
800
600
400
200
0
Tonnes (in thousands)
2019
2020
2021
2022
2023
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
Bauxite Mining and Alumina Refining Facility
Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., acquired for $1.00 a 55% interest in Jamalco, an unincorporated joint venture with Clarendon Alumina Production Limited ("CAP"), which is owned by the Government of Jamaica. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's newly acquired, wholly-owned subsidiary, General Alumina Jamaica Limited, is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes, and produced approximately 1.0 million tonnes of alumina in 2023. For the period from May 2, 2023 to December 31, 2023 approximately 287,000 tonnes, or 29% of Jamalco's alumina production was sold to Grundartangi. Our historical financial statements for periods prior to May 2, 2023 do not include the results of Jamalco. Refer to Note 2. Acquisition of Jamalco for further information.
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
Customer Base
We have historically derived substantially all of our consolidated net sales of primary aluminum from a small number of customers. For the year ended December 31, 2023, we derived approximately 73.8% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore"). Glencore purchased aluminum produced at our U.S. smelters at prices based on the LME price for primary aluminum plus the Midwest premium plus any additional market-based product premiums. Glencore also purchased aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums. We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices.
Glencore beneficially owns 42.9% of our outstanding common stock (46.0% on a fully diluted basis). See Note 4. Related Party Transactions to the consolidated financial statements included herein for additional information concerning our relationship with Glencore. We currently have agreements in place to sell a substantial portion of our 2024 production to Glencore. We expect that the rest of our 2024 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Key Production Costs
Alumina, electrical power, carbon products, caustic soda, natural gas, heavy fuel oil and labor are the principal components of our cost of production. These components together represented over 79% of our cost of goods sold for the year ended December 31, 2023. For a description of certain risks related to our raw materials, electrical power, labor and other key supplies, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements
While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (1)
Glencore	Variable	Through December 2028	LME-linked
Concord Resources Ltd.	Approximately 600,000 tpy	Through December 2024	Fixed, LME-linked, and API-linked components
(1) "API" refers to a published alumina price index.

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2026 - 2036	Variable rate based on (i) the LME price for primary aluminum (~70%) or (ii) the Nord Pool power market for 161MW (~30%) through 2023; Nord Pool converts to a fixed rate plus a small variable component from 2024 - 2026
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through May 31, 2028	Variable rate based on market prices
Sebree	Kenergy	Through May 31, 2028	Variable rate based on market prices
Mt. Holly	Santee Cooper	Through December 31, 2026	Cost of service based rate
Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with three separate power suppliers - HS, Landsvirkjun and OR. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). In July 2021, Grundartangi reached an agreement with Landsvirkjun for an extension of its existing 161 MW power contract through December 31, 2026, and will increase the existing contract from 161 MW to 182 MW over time to provide the necessary flexibility to support the most recent capacity creep requirements and future growth opportunities for value-added products at the Grundartangi plant, including the Casthouse Project. In September 2022, this agreement was amended to provide for 42 MW at a fixed price and 119 MW at rates linked to Nord Pool plus transmission through 2023, and, beginning January 1, 2024, through December 31, 2026, this agreement allows for fixed rates plus a small variable rate portion of the full 182 MW. Grundartangi also has a 25 MW power purchase agreement with Landsvirkjun at LME-based variable rates. Historically, all of the power supplied to Grundartangi has been delivered at prices indexed to the price of primary aluminum. As of December 31, 2023, approximately 20% of Grundartangi's power requirements has been linked to the market price for power in the Nord Pool power market, the trading market for power in the Nordic countries and certain other areas of Europe. The vast majority of this market price has been fixed through derivative financial contracts. Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Hawesville. CAKY is party to a power supply arrangement with Kenergy and Century Marketer, LLC (“Century Marketer"), Century's wholly-owned subsidiary that acts as a MISO market participant. Under this arrangement, Hawesville gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Hawesville. The power supply arrangement with Kenergy has an effective term through May 2028.
Sebree. Century Sebree is party to a power supply arrangement with Kenergy and Century Marketer, Century's wholly-owned subsidiary that acts as a MISO market participant. Under this arrangement, Sebree gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. The power supply arrangement with Kenergy has an effective term through May 2028.
Mt. Holly. CASC is party to an agreement with Santee Cooper for power to the Mt. Holly smelter. Under this contract, 100% of Mt. Holly's electrical power requirements are supplied from Santee Cooper's generation at cost of service based rates. The contract provides sufficient energy to allow Mt. Holly to produce at 75% of full production capacity. The agreement with Santee Cooper had a term through December 31, 2023. On October 27, 2023, CASC entered into an agreement with Santee Cooper for a new three-year power contract for Mt. Holly. The contract is effective January 1, 2024 through December 2026 and will provide for 295MW of electric power at rates allowing the Mt. Holly smelter to continue operating at its current capacity.

See Note 17. Commitments and Contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.
Employees and Human Capital Resources
We believe our employees are key to achieving our business goals and growth strategy. As of December 31, 2023, we had 2,939 employees. Of these, 1,211 were domiciled in the United States, 932 in Jamaica, 719 in Iceland and 77 in the Netherlands.
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
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Jamalco facilities are represented by labor unions, representing 60% of our total workforce. Our employees at Mt. Holly are not represented by a labor union.

A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2024
Hawesville	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”)	Through April 1, 2026
Sebree	USW	Through October 28, 2028
Vlissingen	Federation for the Metal and Electrical Industry (“FME”)	Through May 31, 2024
Jamalco	Union of Technical, Administrative, and Supervisory Personnel ("UTASP")	Through December 31, 2023
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
Approximately 42% of our U.S. based workforce is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with USW for its employees is effective through October 28, 2028.
Approximately 62% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts are effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups.
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
At our Grundartangi, Iceland smelter, we are in the process of a multi-year project that is expected to ultimately increase annual production capacity to approximately 325,000 tonnes. In late 2021, Century began construction on the Casthouse Project. The new value-added casthouse will be able to produce up to 150,000 tonnes of billet from existing Grundartangi production and is expected to start production in the first quarter of 2024. The billet produced at the Grundartangi casthouse is expected to be low-carbon aluminum or Natur-Al™..
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
Additionally, with our acquisition of a 55% interest in Jamalco, we secured a predictable, long-term supply of alumina, our most critical raw material, and achieved increased transparency and control of our supply chain. Our vertical integration with Jamalco allows us to integrate our aluminum smelting operations with this critical upstream supply of bauxite and alumina to create a more balanced and robust operational footprint, resulting in an organization that is better positioned to deliver strong performance through industry cycles.
Sustainability. Our Natur-Al™ aluminum produced at our Grundartangi facility has one of the lowest carbon footprints in the industry due to Grundartangi’s access to hydroelectric and geothermal power sources. Our Grundartangi facility (along with our corporate headquarters in Chicago, Illinois) have also been certified by the Aluminum Stewardship Initiative (ASI) for responsible production, sourcing and stewardship of aluminum. In addition to providing additional value to our customers, our low carbon footprint in Iceland mitigates our exposure to current or future carbon regulations. Century is committed to exploring additional opportunities to reduce our carbon footprint across our global operations, including by continuing to improve our operational efficiencies, investigating new and alternative power sources, and reprocessing and reusing scrap aluminum in our operations.
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
Government Regulations
Our facilities and operations are subject to various laws and regulations in the countries in which we operate, including, but not limited to, environmental laws and regulations. We have spent, and expect to continue to spend, significant amounts for compliance with those various laws and regulations, including environmental laws and regulations. In addition, some of our past manufacturing activities or those of our predecessors have resulted in environmental consequences that require remedial measures. Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that compliance with existing laws and regulations has not had a material adverse effect upon our capital expenditures, earnings and our competitive position. Furthermore, we believe, based on currently available information, that our current liabilities are not likely to have a material adverse effect on Century. However, we cannot predict the requirements of future laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party. Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity. More information concerning our contingencies can be found in Note 17. Commitments and Contingencies to the consolidated financial statements included herein.
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
•Impact of future pandemics
•Curtailment of our production capacities and/or aluminum reduction facilities
•Casthouse Project at Grundartangi and related financing
•Inability to realize benefits from capital projects
•"Take-or-pay" obligations under our raw material and services contracts
•Small customer base
•Requirement to maintain substantial resources for operations
•Exposure to political, economic, regulatory, currency and other risks related to our international operations
•Unpredictable events affecting operations
•Impact of our hedging transactions
•Complexity of Jamalco business
•Risks of Jamalco Joint Venture structure
•Jamalco permitting risks
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
•Failure of IT systems, network disruptions, cyber-attacks, and other security data breaches
Risks Related to Legal, Regulatory and Compliance Matters
•Effects of climate change, climate change legislation and/or environmental regulations
•Effects of health and safety laws and regulations
•Effects of trade laws or regulations
•Effects of litigation and legal proceedings
•Realization of benefits under Inflation Reduction Act Section 45X
•Ability to use certain NOLs to offset future taxable income
Risks Related to Acquisition
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by global producers, political and economic conditions, as well as raw material and other production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the price of aluminum. A deterioration in global economic conditions or a regional or worldwide financial downturn may also adversely affect future demand and prices for aluminum. Geopolitical uncertainty of any kind (including an outbreak or escalation of a regional conflict, such as the current situation in Ukraine or the hostilities in the Middle East), major public health issues (such as an outbreak of a pandemic or epidemic like COVID-19) or other unexpected events have the potential to negatively impact business confidence, potentially resulting in reduced global or regional demand for aluminum and increased price volatility. Such events may also impact prices by causing disruptions in our operations, supply chain, or workforce.
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
In the U.S., our Hawesville and Sebree plants receive all of their electricity requirements under market-based electricity contracts. In Iceland, we previously entered into contracts to fix the forward price of approximately 20% of Grundartangi's Nord Pool based power requirements for the year ending December 31, 2023. These market-based contracts expose us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of primary aluminum. For example, extreme weather events throughout 2022 across the United States resulted in increases to power prices for our Kentucky plants, which resulted in the curtailment of the Hawesville smelter in the third quarter of 2022. Previously, in 2021, due in large part to low reservoir levels in Europe and low natural gas inventory in Europe, the monthly Nord Pool power prices more than tripled from January 2021 to December 2021. More recently, market disruptions in global energy markets related to the war in Ukraine caused significant increases in market-based power prices. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of primary aluminum. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and energy prices not tied to corresponding increases in the LME price could have a material adverse effect on our business, financial position, results of operations and liquidity.

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
In late 2023, we finalized a new power agreement with Santee Cooper at our Mt. Holly smelter which provides access to sufficient energy to potentially allow Mt. Holly to restart the remaining 25% of its curtailed production capacity. Any potential future restart of this curtailed capacity will be made in light of certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of metal premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the restart of the remaining curtailed capacity at Mt. Holly uneconomic.
The restart of production at our Hawesville smelter is subject to certain risks and uncertainties.
In the third quarter of 2022, we curtailed all operations at our Hawesville smelter. Any potential restart of operations at the Hawesville smelter would be based on certain market assumptions that would be subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of metal premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the restart of Hawesville operations uneconomic.
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
Our business depends upon the adequate supply of alumina, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes, cathodes, alloys, caustic soda, natural gas, heavy fuel oil, and other raw materials. For some of these production inputs, such as alumina, coke, pitch and cathodes, we do not have any internal production and rely on a limited number of suppliers for all of our requirements. Many of our supply agreements are short term or expire in the next few years. There is no assurance that we will be able to renew such agreements on commercially favorable terms, if at all. Certain of our principal raw materials are commodities for which, at times, availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, inflationary impacts, domestic and worldwide demand, labor costs, competition, weather conditions and other transportation delays, major force majeure events, pandemics, tariffs, sanctions and currency exchange rates. Because we rely on a limited number of suppliers, if our suppliers cannot meet their contracted volume commitments or other contractual requirements, it may be difficult for us to source our raw materials from alternative suppliers at commercially reasonable prices or within the time periods required by our operations, if at all. If we are unable to source from alternative suppliers, we could be forced to curtail production or use raw materials that do not meet our requirements, which could cause inefficiencies in our operations, increase costs or impact our production capabilities, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.
We are also exposed to price risk for each of these raw material commodities. For example, the pricing under certain of our current alumina supply contracts is based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. During 2018, for example, external events in the alumina markets, including the partial curtailment of the Alunorte alumina refinery in Brazil due to environmental concerns following severe weather and U.S. sanctions impacting UC Rusal’s ability to supply alumina to the market, caused significant price volatility. As a result of these events, the alumina index price reached a high of $710 per tonne in April 2018 compared to an average price of $343 per tonne in 2023, $362 per tonne for 2022, and $329 per tonne for 2021. From time to time, we manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the LME price of aluminum.
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
From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken expansion projects at each of our Sebree, Hawesville, Grundartangi, Mt. Holly and Vlissingen facilities. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, regulatory and labor-related factors. For example, we are unable to realize the anticipated benefits from our recent investments in Hawesville because of the curtailment of that facility in the third quarter of 2022 due to historically high energy costs and declining LME prices. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2023, we derived approximately 73.8% of our consolidated net sales from Glencore and we currently have agreements in place to sell a substantial portion of our 2024 production to Glencore. We expect that the rest of our 2024 customer base will remain fairly concentrated among a small number of customers under short-term contracts. See Item 1. Business - Customer Base.

Any material non-payment or non-performance by one of our principal customers, a significant dispute with one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, early termination of our sales agreement with any of these customers, or any other event significantly negatively impacting the contractual relationship with one of these customers could adversely affect our financial condition and results of operations. If, in such an event, we are unable to sell the affected production volume to another customer, or we sell the affected production to another customer on terms that are materially less advantageous to us, our revenues could be negatively impacted.
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
We receive a significant portion of our revenues and cash flow from our operations in Iceland, we have significant operations in the Netherlands and we own a 55% interest in and operate a bauxite mining and alumina refining business in Jamaica. These international operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability and unrest, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, taxes, export duties, currency restrictions and exchange, tariffs and other trade barriers, and the burdens of complying with and monitoring a wide variety of foreign laws and regulations. Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future changes in these laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.
In addition, we may be exposed to global inflation and fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operating expenses which are denominated and payable in those currencies. To the extent we explore additional opportunities outside the U.S., our currency risk with respect to foreign currencies may increase. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency.
Unpredictable events may interrupt our operations, which may adversely affect our business.
Our operations may be susceptible to unpredictable events, including accidents, transportation and supply interruptions, labor disputes, equipment failure, information system breakdowns, natural disasters, dangerous weather conditions, river conditions, political unrest, global pandemics, cyberattacks and other events. Operational malfunctions or interruptions at one or more of our facilities could result in substantial losses in our production capacity, personal injury or death, damage to our properties or the properties of others, monetary losses and potential legal liability.
Our market-based power supply arrangements further increase the risk that unpredictable events could lead to changes in the price and/or availability of market power which could significantly impact the profitability and viability of our operations. For example, extreme weather events throughout 2022 across the United States resulted in increases to power prices for our Kentucky plants, which resulted in the curtailment of the Hawesville smelter in the third quarter of 2022. Power generation curtailments, transmission line outages, malicious attacks on energy infrastructure or limitations on energy import capability that arise from such unpredictable events could also increase power prices, disrupt production or force a curtailment of all or part of the production at our facilities. In addition, unpredictable events that lead to power cost increases may adversely affect our financial condition, results of operations and liquidity.
Iceland, for example, has recently suffered several natural disasters and extreme weather events, including significant volcanic eruptions and earthquakes which can lead to disruption in power transmission or other impacts to our operations. Insufficient rain in Iceland has and could in the future lead to low water levels in the reservoirs which has resulted and may again result in curtailments in power which is provided to our Grundartangi smelter from hydroelectric and geothermal sources.

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
As a global producer of primary aluminum, our business is subject to risk of fluctuations in the market prices of primary aluminum, power and foreign currencies, among other things. Therefore, from time to time, we may seek to manage our exposure to these risks through entering into different types of hedging arrangements designed to reduce such risk exposure. However, there can be no assurance that our hedging activities will successfully reduce our risk exposure to these factors. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position. Further, we may be required to use a significant amount of liquidity to satisfy collateral margin calls required by our hedging counterparties. Utilizing liquidity to satisfy collateral margin calls may have an impact on the liquidity we have available for our operations and lead to adverse impacts on our financial position. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk and Note 20. Derivatives to the consolidated financial statements included herein.
Jamalco’s operations are complex and we may experience substantial risks, delays and/or disruptions in connection with integration activities, a failure of which may result in a material adverse effect on Jamalco’s and Century’s business, financial condition and results of operations.
Our acquisition of a 55% interest in Jamalco in May 2023 substantially expanded the scope and size of our business by adding Jamalco’s bauxite mining and alumina refining operations to our existing primary aluminum production. Operating bauxite mining and alumina refining assets may require different operating strategies and managerial expertise than our other operations, and these operations are subject to additional and/or different regulatory requirements. See “We may be unable to obtain, maintain, or renew permits or approvals necessary for Jamalco’s operations, which could materially adversely affect our business” below.

The integration of Jamalco’s operations may place strain on our administrative and operational infrastructure and the Jamalco business may not perform as expected following the acquisition. Our senior management’s attention may be diverted from the management of daily operations to the integration of Jamalco’s business operations and the assets acquired in the acquisition. Our ability to manage our business and growth will require us to apply our operational, financial and management controls, reporting systems and procedures to the Jamalco business. The failure to do so, may have a material adverse effect on our business, financial condition and results of operations.

We may also encounter risks, costs and expenses associated with undisclosed or unanticipated liabilities, and use more cash and other financial resources on integration and implementation activities than we anticipate. We may not be able to successfully integrate Jamalco’s operations into our existing operations, assimilate and retain key employees, successfully manage this new line of business or realize the expected economic benefits of the Jamalco acquisition, which may have a material adverse effect on our business, financial condition and results of operations. See “Risks Related to Acquisitions - Acquisitions could disrupt our operations and harm our operating results” below.
Jamalco is operated as an unincorporated joint venture, which may pose unique risks to its operations.
Joint ventures inherently involve unique and special risks as joint venture partners may have divergent strategies to operate the joint venture's business and operations, and partners may take (or fail to take) certain actions and positions, or experience difficulties, that may negatively impact the joint venture’s business and operating results. While Century is the operating partner at Jamalco through its wholly owned subsidiary General Alumina Jamaica Limited (“GAJL”), our joint venture partner, Clarendon Alumina Production Limited (“CAP”), retains substantial shareholder rights that could impact Jamalco’s business, such as approval of annual budgets, major capital investments, and expansion into additional areas of business. Furthermore, due to the structure of the Jamalco joint venture, each partner may from time to time be required to fund capital contributions necessary for Jamalco’s business. If Century and its joint venture partner were to have material disagreements about the operation of Jamalco’s business or fail to make required capital contributions when required, it could have a material adverse impact on our business, financial condition and results of operations.

Additionally, the unincorporated nature of Jamalco’s joint venture structure is highly complex and atypical when compared to commonly observed legal entity structures across many jurisdictions. This atypical structure may drive unique and special legal, accounting, tax, and/or compliance outcomes, which are complex and difficult to ascertain and analyze. For example, we identified a material weakness in the design of our internal control over the allocation of excess fair value acquired between non-controlling interest and the preliminary deferred bargain purchase gain. For additional information on the foregoing, see “Item 9A — Controls and procedures — Management’s Report on Internal Control over Financial Reporting.”
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
The bargaining unit employees at our Grundartangi, Hawesville, Sebree, Vlissingen and Jamalco facilities are represented by labor unions, representing approximately 60% of our total workforce as of December 31, 2023. Our Grundartangi labor agreement is effective through December 31, 2024. Our Vlissingen labor agreement is effective through May 31, 2024. Our Hawesville and Sebree labor agreements are scheduled to expire April 1, 2026 and October 28, 2028, respectively. Jamalco’s work force is represented through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts are effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups.
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
As of December 31, 2023, we had an aggregate of approximately $479.2 million of outstanding debt (including $250.0 million aggregate principal amount of our 7.5% senior secured notes due 2028 (the "2028 Notes") and $86.3 million aggregate principal amount of our convertible senior notes due 2028 (the "Convertible Notes")). Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. The occurrence of unexpected and extraordinary events, such as an outbreak of a pandemic or epidemic like COVID-19, can also create substantial uncertainty and volatility in the financial markets which may impact our ability to access capital to refinance our existing indebtedness. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.
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
In addition, as a member of the EEA and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and Directive 2003/87/EC of the European Parliament (the "Directive") which establishes a "cap and trade" scheme for greenhouse gas emission allowance trading. Iceland is complying with the Directive by participating in the European Union ("EU") Emission Trading System which requires us to purchase carbon dioxide allowances for our Grundartangi smelter. We currently receive approximately 80% of needed emission allowances for the Grundartangi smelter free of charge, although changes to these regulations, or the implementation of new regulations, could cause our cost of allowances to rise or impose other costs.
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
We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. The outcome of such matters is often difficult to assess or quantify and the cost to defend future legal proceedings may be significant. If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position, cash flows and results of operations. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. For a more detailed discussion of pending litigation, see Item 3. Legal Proceedings and Note 17. Commitments and Contingencies to the consolidated financial statements included herein.
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

The Inflation Reduction Act of 2022 ("IRA") contains production tax credits for certain critical minerals, including aluminum. The Company's ability to benefit from Section 45X production tax credits is not guaranteed and is dependent upon the federal government's ongoing implementation, guidance, regulations, and/or rulemakings that have been the subject of substantial public interest and debate.
In August 2022, President Biden signed the IRA into law. The IRA provides for substantial tax credits and incentives for the development of critical minerals (including aluminum), renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit.
While Section 45X of the IRA provides for substantial tax benefits for Century, the Proposed Regulations have not been finalized and remain subject to public comment. There is uncertainty as to how the provisions under the IRA will be interpreted and implemented. The Company’s ability to ultimately benefit from IRA tax credits is not guaranteed and is dependent to a large degree upon the final scope, terms and conditions of the Proposed Regulations. Certain provisions of the IRA have been the subject of substantial public interest and have been subject to debate, and there are divergent views on potential implementation, guidance, rules, and regulatory principles by a diverse group of interested parties. There can be no assurance that the Company’s domestic aluminum production operations will fully qualify for the benefits under the IRA. As a result, the final interpretation and implementation of the provisions in the IRA could have a material adverse impact on the Company. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives that the Company currently hopes to leverage. Any reduction, elimination, or discriminatory application or expiration of the IRA may materially adversely affect the Company’s future operating results and liquidity.
Our ability to utilize certain net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an "ownership change" under the Internal Revenue Code.
As of December 31, 2023, we had federal net operating loss carryforwards of approximately $1,533.5 million which could offset future taxable income. Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
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
Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred Stock. In addition, one of our seven directors is a Glencore employee. During the year ended December 31, 2023, we derived approximately 73.8% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2024. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. Because of the interests described above, Glencore may have substantial influence over our business, and, to the extent of their ownership of our common stock, on the outcome of any matters submitted to our stockholders for approval.
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
Item 1C. Cybersecurity
Risk Management and Strategy
Century recognizes the importance of developing, implementing, and maintaining appropriate cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. The Board is actively involved in oversight of Century’s risk management program, and cybersecurity represents an important component of Century’s overall approach to enterprise risk management (“ERM”). Century’s cybersecurity policies, standards, processes and practices are based on recognized security frameworks and applicable industry standards. In general, Century seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that Century generates, collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Company’s Chief Information Officer, other members of Management and a dedicated Cybersecurity team.
•Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, logical access controls, and endpoint protection, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that address the Company’s response to a cybersecurity incident, and such plans are regularly evaluated and updated.

•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Network Penetration Testing: The Company performs an internal and external network penetration test led by its Internal Audit team and addresses any findings in a timely manner.
Risks from Cybersecurity Threats
On February 16, 2022, we became aware of a cybersecurity intrusion that caused a network disruption and impacted certain of our systems. Upon detection, we took steps to address the incident, including engaging both internal resources and a team of third-party experts to investigate and respond to this intrusion. While the February 2022 cybersecurity intrusion did not materially and adversely affect our results of operations, such events have the potential to have a material adverse affect on our business strategy, results of operations and financial condition, including by damaging or interrupting access to our information systems or networks, compromising confidential or otherwise protected information, destroying or corrupting data, or otherwise disrupting our operations. Such events could also damage our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws and could have a material adverse effect on our business, results of operations and financial position. See “Risk Factors - Risks Related to Cybersecurity - The failure of our information technology systems, network disruptions, cyber-attacks or other breaches in data security could have a material adverse effect on our business, results of operations and financial position.”
Governance
Board of Directors Oversight
The Board as a whole also oversees the Company’s cybersecurity risks. Our Chief Information Officer updates the Board periodically regarding the actions management is taking to mitigate the Company’s cybersecurity risks and enhance the Company’s cybersecurity protection. Management routinely evaluates the Company’s existing security processes, procedures and systems in order to determine whether additional enhancements are needed to further reduce the likelihood and impact of a future cybersecurity event. Some of the Company’s current safeguards include multi-factor authentication for remote access to systems; performing email phishing test campaigns; email spam filtering; restricted internet firewall rules; limiting memory stick and external hard drive use; requiring timely application of security and software patches on servers; antivirus endpoint protection upgrades; performing 24-hour/7-day a week network monitoring; and improving our backup and recovery strategy, among others.
Management’s Role Managing Risk
The Chief Information Officer, as well as other members of Management, plays a pivotal role in informing the Board on cybersecurity risks by providing comprehensive briefings to the Board on a regular basis. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Overall security posture and layers of defense;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to regularly scheduled meetings, the Board and the Chief Information Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The Board conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Chief Information Officer. The Chief Information Officer extensive experience working in and leading the Company's information systems. In addition, a dedicated Cybersecurity team, including the Chief Technology Officer and Cybersecurity Manager, provide regular updates to the Chief Information Officer.
Monitor Cybersecurity Incidents
The Chief Information Officer is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Chief Information Officer implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CIO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Reporting to Board of Directors
The Chief Information Officer, in his capacity, regularly informs the Chief Financial Officer (CFO) and Chief Executive Officer (CEO) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.
Item 2. Properties
Our principal executive office is located at 1 South Wacker Drive, Suite 1000, Chicago, Illinois 60606. We own and operate aluminum smelters in the United States and Iceland. We also own a carbon anode production facility located in the Netherlands and hold a 55% interest in a bauxite mining and alumina refining facility in Jamaica. We lease certain of our facilities under long-term operating leases, however, we do not believe that this fact materially affects the continued use of these properties. We believe all of our facilities are suitable and adequate for our current operations. Our significant properties are listed below. Additional information about the location and productive capacity of our facilities is available in the "Overview" section of Item 1. Business.

Facility	Ownership
Hawesville	100% Owned
Sebree	100% Owned
Mt. Holly	100% Owned
Grundartangi	Facility 100% owned; long-term ground lease
Vlissingen	Facility 100% owned; long-term ground lease
Jamalco	55% Joint venture interest; long-term ground lease
Chicago Corporate Office	Long-term office lease

Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2023, refer to Note 17. Commitments and Contingencies to the consolidated financial statements included herein.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of March 14, 2024, there were 91 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2023 or 2022. We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends. Additional information about the terms of our long-term borrowing agreements is available at Note 8. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Aluminum Total Return Index. These comparisons assume the investment of $100 on December 31, 2018 and the reinvestment of dividends.

250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Century Aluminum
Dow Jones Index
S&P 500 Index

Comparison of Cumulative Total Return to Stockholders from December 31, 2018 through December 31, 2023

As of December 31,	2018	2019	2020	2021	2022	2023
Century Aluminum Company	$100	$103	$151	$227	$112	$166
Dow Jones U.S. Aluminum Total Return Index (1)	100	81	93	240	185	140
S&P 500 Index	100	131	156	200	164	207
(1)The Dow Jones U.S. Aluminum Total Return Index replaces the Morningstar Aluminum Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019.
Issuer Purchases of Equity Securities during the three months ended December 31, 2023
There were no issuer purchases of equity securities during the three months ended December 31, 2023. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto in Item 8. Financial Statements and Supplementary Data and in Item 1A. Risk Factors. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above. The following discussion and analysis are for the year ended December 31, 2023, compared with the same period in 2022 unless otherwise stated. For discussion and analysis of the year ended December 31, 2022, compared with the same period in 2021, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2023.
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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor, which in aggregate represent more than 79% of our cost of goods sold; and
•our production volume and product mix.
Section 45X of the Inflation Reduction Act
On December 14, 2023, the U.S. Treasury Department’s issued proposed regulations implementing Section 45X of the Inflation Reduction Act, and the expected impact of the Section 45X Advanced Manufacturing Tax Credit on the Company. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the proposed regulations, we have recognized a receivable and corresponding offset to cost of goods sold and selling, general and administrative expenses. Any changes to the proposed regulations as part of the U.S. Treasury Department's finalization of the regulations could result in a subsequent adjustment to the estimated credit as of December 31, 2023.
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
For the year ended December 31, 2023, we incurred curtailment charges of $16.6 million, including $9.0 million related to excess capacity charges. These charges were partially offset by income related to scrap and materials sales of $1.7 million. Comparatively, for the year ended December 31, 2022, we recognized an impairment charge of $159.4 million, approximately $18.1 million of expense during the year related to wages and severance triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash other postretirement benefits ("OPEB") curtailment gain totaling $8.9 million.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., acquired for $1.00 a 55% interest in Jamalco, an unincorporated joint venture with Clarendon Alumina Production Limited ("CAP"), which is owned by the Government of Jamaica. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the managing partner of the Jamalco joint venture. Jamalco has optimal alumina production capacity of approximately 1.4 million tonnes. Our historical financial statements for periods prior to May 2, 2023 do not include the results of Jamalco. Refer to Note 2. Acquisition of Jamalco for further information.

Mt. Holly Power Contract
On October 27, 2023, our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"), entered into an agreement with the South Carolina Public Service Authority (also known as Santee Cooper) for a new, three-year power contract for Century's Mt. Holly aluminum smelter. The contract will be effective as of January 1, 2024, and run through December 2026, and will provide for 295MW of electric power at cost-of-service based rates, allowing the Mt. Holly smelter to continue operating at its current capacity and potentially to restart the remaining 25% of its curtailed production capacity.
Jamalco Equipment Failure
In June 2023, Jamalco experienced a power disruption caused by damage to its power generation unit. The equipment failure resulted in a loss of production at Jamalco of approximately 84,000 tonnes for the year ended December 31, 2023. The impact of the equipment failure was approximately $30.4 million. Despite returning the equipment to full capacity as of the end of October, we continue to see some inefficiencies into the first quarter of 2024. We are actively engaged with our insurance carriers in connection with this equipment failure to determine the specific amount of coverage available to us, including any applicable deductibles.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by producers, geopolitical and economic conditions, as well as production costs in major production regions. These factors can be highly variable and difficult to predict which can lead to significant volatility in the price of aluminum. Increases or decreases in primary aluminum prices result in variability in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to limit our downside price risk. Information regarding financial contracts is included in Note 20. Derivatives and risks affiliated with such financial contracts are disclosed specifically in Item 1A. Risk Factors.

The historic volatility of the price of aluminum is reflected in the chart below:

Historical LME, Midwest Transaction and European Duty Paid Price

U.S. Dollars per tonne
4,600
4,400
4,200
4,000
3,800
3,600
3,400
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
2019
2020
2021
2022
2023
European Duty Paid (LME price, plus European duty-paid premium)
Midwest Transaction (LME price, plus Midwest premium)
LME price for primary aluminum

During 2023, global, macroeconomic trends continued to impact global LME inventory levels which remain near all-time lows. The most significant demand growth was seen in China as aluminum-intensive electric vehicles and renewable energy applications supported a 5% demand increase from 2022. Western demand remained challenged, contributing to a 17% decline in the LME primary aluminum average spot price from 2022. The following table summarizes the average price for primary aluminum per tonne for the years ended December 31, 2023, 2022 and 2021.

	December 31,
($ per tonne)	2023	2022	2021
Average LME	$2,252	$2,707	$2,475
Average MWP	$512	$657	$581
Average EDPP	$277	$466	$272
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

Alumina and electrical power represent the two largest components of our cost of goods sold. As a result, the availability of these cost components at competitive prices is critical to the profitability of our operations. The pricing under our alumina supply contracts varies from contract to contract. A major portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance, natural disasters and weather events, and other factors outside of our control. Additionally, with our acquisition of a 55% interest in Jamalco, we secured a predictable, long-term supply of alumina and achieved increased transparency and control of our supply chain. The average market alumina index price as a percentage of market LME price per tonne was 15% for 2023 and 13% for 2022 and 2021.
Electrical power is our other largest operating cost. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements and Grundartangi receives 20% of its electricity requirements from market-based power agreements. Market-based energy prices are driven in large part by the price of coal, natural gas, and other fuel sources, weather influenced reservoir or generation levels for wind, solar and hydro production and weather-influenced electric loads. Extreme weather events, such as that experienced in mid-February 2021 throughout the United States, the low rain levels experienced in Nordic regions during winter 2021 and 2022, can result in low generation, power outages and/or significant increases in demand, which may result in significant increased power costs incurred in our operations. In December 2023, continued dry and cold conditions led the energy companies to issue partial curtailment orders across their industrial customers, including our Grundartangi smelter. The end of these curtailments remain subject to weather patterns and reservoir levels in Iceland and other factors. Additionally, extreme geopolitical events, such as the on-going Russia-Ukraine conflict, which led to the cut-off of natural gas supply to Western Europe and increased exports of U.S natural gas as result, may result in significant power costs globally.
Our Mt. Holly plant has a power supply agreement with Santee Cooper that runs through December 2026. Under this power supply agreement, 100% of Mt. Holly’s current electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates.
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
Production/Shipment Volumes
Shipment volume is another key determinant of our financial results. Fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows. Our 2023 shipment volumes were adversely impacted by the curtailment of our Hawesville facility in August 2022. This was partially offset by a full year of Mt. Holly operating at 75% capacity in 2023.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2023	389,331	$1,139.0	311,349	$827.0	700,680	$1,966.0
2022	459,991	$1,650.4	308,700	$1,040.1	768,691	$2,690.5
2021	468,729	$1,368.0	314,918	$790.8	783,647	$2,158.8
(1)Excludes scrap aluminum, purchased aluminum and alumina sales
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net sales (in millions)	2023	2022
Twelve months ended December 31,	$2,185.4	$2,777.3
Net sales: Net sales decreased by $591.9 million for the twelve months ended December 31, 2023, compared to the same period in 2022, primarily driven by unfavorable LME and regional premium price realizations of $384.6 million and unfavorable volume of $376.7 million primarily related to the full curtailment of our Hawesville smelter in the third quarter of 2022, partially offset by favorable alumina prices and sales volume of $186.1 million primarily attributable to Jamalco sales of $150.3 million since acquisition in May 2023.

Gross profit (loss) (in millions)	2023	2022
Twelve months ended December 31,	$91.9	$46.7
Gross profit (loss): Gross profit increased by $45.2 million for the twelve months ended December 31, 2023, compared to the same period in 2022, primarily driven by favorable power price realizations of $289.9 million, favorable raw material price realization of $117.6 million and $56.5 million attributable to the Inflation Reduction Act manufacturing production credit. The changes were partially offset by unfavorable LME and regional premium price realizations of $384.6 million and unfavorable volume and product mix of $33.0 million driven by the curtailment at our Hawesville smelter.

Asset impairment charge (in millions)	2023	2022
Twelve months ended December 31,	$—	$159.4
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

Selling, general and administrative expenses (in millions)	2023	2022
Twelve months ended December 31,	$44.3	$37.5
Selling, general and administrative expenses: Selling, general and administrative expenses increased $6.8 million in 2023 compared to 2022, primarily due to increases in share-based compensation due to the increase in the Company's stock price year over year. See Note 14. Share-based compensation to the consolidated financial statements included herein for additional information.

Net (loss) gain on forward and derivative contracts (in millions)	2023	2022
Twelve months ended December 31,	$(61.8)	$197.1
Net (loss) gain on forward and derivative contracts: In 2023, we recognized losses of $61.8 million primarily driven by decreases in LME and Nord Pool forward prices. In 2022, we recognized gains of $197.1 million primarily driven by decreases in LME and MWP forward prices, and increased gains on Nord Pool derivative contracts due to Nord Pool power forward price increases. See Note 20. Derivatives to the consolidated financial statements included herein for additional information.

Income tax benefit (expense) (in millions)	2023	2022
Twelve months ended December 31,	$14.6	$(47.4)
Income tax benefit (expense): We have a valuation allowance recorded against our net U.S. and Jamaican deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2023. We recognized a $14.6 million income tax benefit in 2023 as compared to income tax expense of $47.4 million in 2022. The period-to-period change is primarily related to foreign results in the current period. See Note 16. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of December 31, 2023, we had cash and cash equivalents of approximately $88.8 million and unused availability under our revolving credit facilities of $223.7 million (including $80.0 million under the Vlissingen Facility Agreement referred to below). Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $312.5 million as of December 31, 2023.
Our material contractual obligations consist of purchase obligations under long-term alumina and power contracts, debt and related interest payments and operating leases. See Note 6. Leases, Note 8. Debt, Note 17. Commitments and Contingencies and Note 18. Asset retirement obligations ("ARO") to the accompanying consolidated financial statements for additional information regarding future maturities of debt and operating leases and obligations under power contracts.
Available Cash
Our available cash and cash equivalents balance at December 31, 2023 was $88.8 million compared to $54.3 million at December 31, 2022.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the consolidated statement of cash flows for the twelve months ended December 31, 2023, 2022 and 2021 are summarized below:

	Twelve months ended December 31,
(in millions)	2023	2022	2021
Net cash provided by (used in) operating activities	$105.6	$25.9	$(64.7)
Net cash used in investing activities	(57.8)	(85.5)	(82.6)
Net cash (used in) provided by financing activities	(13.0)	74.4	103.7
Change in cash, cash equivalents and restricted cash	$34.8	$14.8	$(43.6)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net cash provided by operating activities for 2023 was $105.6 million compared to $25.9 million in 2022. The change in net cash provided by operating activities was due to changes in working capital primarily attributable to timing of receipts and payments.
The decrease in net cash used in investing activities during 2023 was primarily attributable to $25.7 million in proceeds from the Mt. Holly Commerce Park Land sale and $11.5 million related to the acquisition of Jamalco, net of cash acquired, partially offset by higher spending on capital projects during the twelve months ended December 31, 2023.
The change in net cash used in financing activities in 2023 compared to net cash provided by financing activities in 2022 was primarily due to net repayments on our revolving credit facilities in 2023 and repayment of the Iceland Term Facility, partially offset by the sale of carbon credits and proceeds from the Vlissingen Facility Agreement.
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
We have also entered into, through our wholly-owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), a revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility") which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. The Iceland revolving credit facility matures December 2026.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of December 31, 2023, our U.S. revolving credit facility had a borrowing base of $128.8 million, $23.7 million in outstanding borrowings, and $61.4 million in letters of credit outstanding. The borrowing base under the U.S. revolving credit facility has been adversely affected by the curtailment of our Hawesville facility and a reduction in LME and regional premium prices. Of the outstanding letters of credit, $13.7 million related to our power commitments, $47.7 million are related to hedging collateral, and the remainder are primarily for the purpose of securing certain secured debt and workers’ compensation commitments. As of December 31, 2023, our Iceland revolving credit facility had a borrowing base of $100.0 million and no outstanding borrowings.
As of December 31, 2023, our credit facilities (including the Vlissingen Facility Agreement referred to below) had $223.7 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S. revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. As of December 31, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility

On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the “Casthouse Facility”). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate equal to a base rate plus the applicable margin as set forth in the agreement. The Casthouse Facility is secured by a $430.0 million general bond. As of December 31, 2023, there were $104.3 million in borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Under the Iceland Term Facility, repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility will bear interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute. As of December 31, 2023, there were $1.3 million (€1.1 million) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into the Vlissingen Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024. The obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen’s facilities are located, Vlissingen’s moveable assets, financial assets, receivables and other assets, and Vlissingen’s shares. The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. The availability period for borrowings under the Vlissingen Facility Agreement ends December 2, 2024. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of December 31, 2023, there were $10.0 million in borrowings under the Vlissingen Facility Agreement.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of December 31, 2023, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.

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

	December 31, 2023	December 31, 2022
Current assets	$361.5	$305.7
Non-current assets	648.6	704.5
Current liabilities	253.6	309.6
Non-current liabilities	485.7	487.1

Twelve months ended December 31, 2023
Net sales	$1,427.7
Gross profit (loss)	112.6
Income (loss) before income taxes	74.0
Net income (loss)	(43.1)
As of December 31, 2023 and December 31, 2022, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $48.7 million and $18.2 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $384.9 million and $466.3 million, respectively. As of December 31, 2023, an intercompany current loan to the Company from the Non-Guarantors totaled $2.9 million. There was no intercompany current loan as of December 31, 2022.
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between Century Aluminum Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of December 31, 2023, the principal and accrued interest for the contingent obligation was $30.9 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2023 and our expected level of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of December 31, 2023, we made contributions of $6.9 million related to the Amended PBGC Settlement Agreement.
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
Other Items
In August 2022, President Biden signed the IRA into law. The IRA provides for substantial tax credits and incentives for the development of critical minerals (including aluminum), renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit. For the year ended December 31, 2023, we recognized $56.5 million as a reduction in Cost of goods sold and $2.8 million as a reduction in Selling, general and administrative expenses on the Consolidated Statements of Operations and recorded an equal amount as a Manufacturing credit receivable on the Consolidated Balance Sheets.
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
During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is fully funded through the Casthouse Facility. The project is progressing and is expected to start production in the first quarter of 2024.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2023, 2022, and 2021. As of December 31, 2023, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers

International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At December 31, 2023, we had $2.0 million in other current liabilities and $3.3 million in other liabilities related to this agreement.
We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 17. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
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
Capital expenditures incurred for the year ended December 31, 2023 were $25.9 million, excluding expenditures of $69.1 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2024, excluding the Grundartangi casthouse project, will be approximately $20 to $30 million, related to our ongoing investment and sustainability projects at our plants.
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

Weighted Average Discount Rate Assumption for:	2023	2022
Pension plans	5.19%	5.50%
OPEB plans	5.19%	5.57%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2023:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(15.0)	$16.8
OPEB plans	(3.0)	3.2
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.25% for 2023.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets. We have a valuation allowance of $537.6 million recorded against our net U.S. and Jamaican deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2023.
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
Business Combination
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. Significant estimates in valuing certain assets and liabilities assumed include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the fair value of identifiable assets and liabilities acquired, excluding noncontrolling interest, over purchase price is recorded as a bargain purchase gain.
Determining the fair value of identified assets acquired, liabilities assumed and noncontrolling interest requires judgment and involves the use of significant estimates and assumptions. If our assumptions or estimates in the fair value calculation change based on information that becomes available during the one-year period from the acquisition date, we may record adjustments to the net assets acquired. As purchase accounting is not finalized, we have recorded the preliminary bargain purchase gain as the deferred credit - preliminary bargain purchase gain within the Consolidated Balance Sheet. Upon the conclusion of the sooner of purchase accounting or the measurement period, any subsequent adjustments will be recorded to earnings.
Inflation Reduction Act Manufacturing Production Credit
Our estimate of the Section 45X advanced manufacturing production tax credit is based on Proposed Regulations released by the U.S. Department of the Treasury and the Internal Revenue Service on December 14, 2023. Any changes to determinations of eligible production costs upon the final scope, terms and conditions of the Proposed Regulations could impact our estimate of eligible manufacturing production credits issued. A change in eligible costs of $10 million would impact our estimate by $1 million.
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

Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Hawesville and Sebree have a market-based electrical power agreement with Kenergy and Century Marketer, LLC ("Century Marketer"), Century's wholly-owned subsidiary that acts as a MISO market participant. Under this agreement, Century Marketer purchases electrical power on the open market for resale to Kenergy, which then resells the power to Hawesville and Sebree at MISO energy pricing, plus transmission and other costs incurred by them. See Item 1. Business - Key Production Costs - Electrical Power Supply Agreements for additional information about these market-based power agreements.
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2026 through 2036 (subject to extension), currently primarily provide power at LME-based variable rates. At this time, the price of approximately 20% of Grundartangi's power requirements is linked to the market price for power in the Nord Pool power market 2023 and beginning January 1, 2024 through December 31, 2026, this agreement allows for fixed rates plus a small variable rate portion, which is predominantly hedged.
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
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Iceland krona ("ISK"), the Euro, the Chinese renminbi, the Jamaican dollar and other currencies. Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in Euros and Chinese renminbi. We also have deposits denominated in ISK in Icelandic banks, and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Vlissingen's labor costs, maintenance costs and other local services are denominated in Euros and our existing Nord Pool power price swaps described above are settled in Euros. Further, Jamalco's labor costs, maintenance costs, and other local services are denominated in Jamaican dollars. We also have deposits denominated in Jamaican dollars in Jamaican banks and our estimated payments of Jamaican income taxes and any associated refunds are denominated in Jamaican dollars. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s, Vlissingen's and Jamalco's operating margins.

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
Fair Values and Sensitivity Analysis
The following tables present the fair values of our derivative assets and liabilities as of year-end 2023 and 2022 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2023 and 2022. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Fair Value with 10% Adverse Price Change
	2023	2022	2023	2022
Commodity contracts (1)	$2.9	$129.1	$0.5	$100.7
Foreign exchange contracts (2)	—	—	—	—
Total	$2.9	$129.1	$0.5	$100.7

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2023	2022	2023	2022
Commodity contracts (1)	7.8	$23.7	15.3	$46.0
Foreign exchange contracts (2)	0.1	7.3	0.6	16.0
Total	$7.9	$31.0	$15.9	$62.0
(1)Commodity contracts reflect our outstanding LME forward financial sales contracts, fixed for floating swaps, and HFO price swaps.
(2)Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets — Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company reviews property, plant, and equipment (“long-lived assets”) for impairment whenever events or changes in circumstances, known as triggering events, indicate that the carrying amount of a long-lived asset or asset group, may not be recoverable. Management considers various factors when determining if long-lived assets should be evaluated for impairment, including a significant adverse change in the business climate or industry conditions (such as sustained decreases in commodity prices, volatility in energy costs, and the global economy), a current period operating or cash flow loss combined with a history of losses, a significant adverse change in the extent or manner in which an asset is used, or a current expectation that the asset will be sold or otherwise disposed of before the end of its useful life. The carrying value of property, plant, and equipment, net as of December 31, 2023 was $1,004.2 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of possible indicators of impairment included the following, among others:
•We tested the effectiveness of internal controls related to management’s identification of events or circumstances that may indicate the carrying amount of long-lived assets may not be recoverable.
•We evaluated management’s analysis of impairment indicators by:

◦Considering industry conditions, commodity price trends and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management’s analysis.
◦Evaluating management’s judgements around historical trends, macroeconomic and industry conditions, and whether forecasts are consistent with the Company’s operating strategy.
◦Evaluating reasonableness of management’s assessment of future market prices of the revenue-generating commodity and future input costs necessary for operations by comparing these against available forward market pricing data.
◦Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for the Company’s asset groups.

Acquisition of Jamalco— Refer to Note 2 to the financial statements

Critical Audit Matter Description

As discussed in Note 2 to the consolidated financial statements, the Company completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by Clarendon Alumina Production Limited ("CAP"), which in turn is owned by the Government of Jamaica. The acquisition is expected to result in a bargain purchase gain in part due to the seller experiencing financial distress following curtailment of Jamalco's operations in the second half of 2021 due to a facility fire, with operations restarting in the second half of 2022.
We identified the accounting for the acquisition as a critical audit matter because determining the fair value of identified assets acquired, liabilities assumed and noncontrolling interest requires judgment and involves the use of significant estimates and assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate whether management appropriately accounted for the business combination.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to auditing the fair value of identified assets acquired, liabilities assumed and noncontrolling interest included the following, among others:
•Testing the effectiveness of controls over the purchase price accounting, including management’s review of the valuation performed by their specialists.
•Testing the account balances as of opening balance sheet date and the purchase price accounting adjustments.
•Evaluating the reasonableness of the valuation methodology used by the Company to value the business enterprise value, personal property, real property, mineral reserves and asset retirement obligations with the assistance of our fair value specialists.
•Evaluating the accounting treatment for the deferred bargain purchase gain and non-controlling interest associated with the acquisition.
•Evaluating the Company's disclosures related to the acquisition to assess their conformity with the applicable accounting standards.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 15, 2024

We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, based on the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

As described in the management report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jamalco JV, which was acquired on May 2, 2023, and whose financial statements constitute 24.1% of total assets, and 6.9% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Jamalco JV.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

Management identified a deficiency in the design of internal control over financial reporting related to the application of purchase accounting to the acquisition of Jamalco. The design deficiency is a material weakness related to the review of the Company's allocation of excess fair value acquired between non-controlling interest and preliminary deferred bargain purchase gain.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 15, 2024

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2023	2022	2021
NET SALES:
Related parties	$1,612.1	$1,671.1	$1,337.0
Other customers	573.3	1,106.2	875.5
Total net sales	2,185.4	2,777.3	2,212.5
Cost of goods sold	2,093.5	2,730.6	2,088.3
Gross profit	91.9	46.7	124.2
Selling, general and administrative expenses	44.3	37.5	57.6
Asset impairment	—	159.4	—
Other operating expense - net	15.8	—	0.6
Operating income (loss)	31.8	(150.2)	66.0
Interest expense - affiliates	(1.8)	—	(1.6)
Interest expense	(33.7)	(29.3)	(28.8)
Interest income	2.0	0.5	0.8
Net (loss) gain on forward and derivative contracts	(61.8)	197.1	(212.4)
Loss on early extinguishment of debt	—	—	(24.7)
Other (loss) income - net	(3.3)	15.3	3.1
(Loss) income before income taxes	(66.8)	33.4	(197.6)
Income tax benefit (expense)	14.6	(47.4)	30.6
Loss before equity in earnings of joint ventures	(52.2)	(14.0)	(167.0)
Equity in losses of joint ventures	(0.1)	(0.1)	(0.1)
Net loss	(52.3)	(14.1)	(167.1)
Net loss attributable to noncontrolling interests	(9.2)	—	—
Net loss attributable to Century stockholders	$(43.1)	$(14.1)	$(167.1)

LOSS ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic and diluted	$(0.47)	$(0.15)	$(1.85)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	92.4	91.4	90.2

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
	Year Ended December 31,
	2023	2022	2021
Comprehensive loss:
Net loss	$(52.3)	$(14.1)	$(167.1)
Other comprehensive (loss) income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.1)	(0.2)	(0.1)
Defined benefit plans and other postretirement benefits:
Net (gain) loss arising during the period	(10.1)	(5.9)	31.6
OPEB curtailment gain, net	—	(8.9)	—
Amortization of prior service benefit (cost) during the period	0.1	(1.2)	(3.1)
Amortization of net loss during the period	6.2	4.8	8.4
Other comprehensive (loss) income before income tax effect	(3.9)	(11.4)	36.8
Income tax effect	—	(0.3)	(0.3)
Other comprehensive (loss) income	(3.9)	(11.7)	36.5
Comprehensive loss	(56.2)	(25.8)	(130.6)
Comprehensive loss attributable to noncontrolling interests	(9.2)	—	—
Comprehensive loss attributable to Century stockholders	$(47.0)	$(25.8)	$(130.6)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$88.8	$54.3
Restricted cash	1.5	1.2
Accounts receivable - net	53.7	66.9
Non-trade receivables	36.2	—
Due from affiliates	20.2	4.8
Manufacturing credit receivable	59.3	—
Inventories	477.0	398.8
Derivative assets	2.9	127.3
Prepaid and other current assets	27.5	24.5
Total current assets	767.1	677.8
Property, plant and equipment - net	1,004.2	744.4
Other assets	75.2	49.8
TOTAL	$1,846.5	$1,472.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$249.5	$167.3
Accrued compensation and benefits	38.1	33.0
Due to affiliates	101.4	17.0
Accrued and other current liabilities	50.9	37.6
Derivative liabilities	1.4	9.7
Deferred credit - preliminary bargain purchase gain	273.4	—
Current debt due to affiliates	10.0	—
Current maturities of long-term debt	38.3	146.1
Total current liabilities	763.0	410.7
Long-term debt	430.9	381.6
Accrued benefits costs - less current portion	120.3	118.0
Other liabilities	66.3	31.4
Due to affiliates - less current portion	—	8.3
Deferred taxes	72.4	103.1
Asset retirement obligations - less current portion	49.5	19.6
Total noncurrent liabilities	739.4	662.0
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 9)	0.0	0.0
Common stock (Note 9)	1.0	1.0
Additional paid-in capital	2,542.9	2,539.6
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(97.9)	(94.0)
Accumulated deficit	(2,004.1)	(1,961.0)
Total Century shareholders’ equity	355.6	399.3
Noncontrolling interest	(11.5)	—
Total equity	344.1	399.3
TOTAL	$1,846.5	$1,472.0

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52.3)	$(14.1)	$(167.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Lower of cost or NRV inventory adjustment	—	39.6	—
Unrealized loss (gain) on derivative instruments	87.1	(201.5)	102.9
Depreciation, depletion and amortization	74.7	73.4	82.6
Change in deferred tax (benefit) provision	(30.8)	44.2	(30.6)
Asset impairment	—	159.4	—
Other postretirement benefits gain, net	—	(8.9)	—
Loss on early extinguishment of debt	—	—	24.7
Other non-cash items - net	3.4	(22.8)	(1.7)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	36.9	13.7	(16.2)
Non-trade receivables	4.1	—	—
Manufacturing credit receivable	(59.3)	—	—
Due from affiliates	(15.5)	3.6	0.7
Inventories	25.8	(12.8)	(134.5)
Prepaid and other current assets	2.9	5.6	(13.4)
Accounts payable, trade	(19.4)	(15.8)	44.8
Due to affiliates	51.7	(43.5)	38.3
Accrued and other current liabilities	—	8.8	5.0
Ravenswood retiree legal settlement	(2.0)	(2.0)	(2.0)
PBGC settlement	(4.5)	(2.4)	—
Other - net	2.8	1.4	1.8
Net cash provided by (used in) operating activities	105.6	25.9	(64.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(95.0)	(86.3)	(83.0)
Proceeds from sale of property, plant and equipment	25.7	0.8	0.4
Acquisition of subsidiary net of cash acquired	11.5	—	—
Net cash used in investing activities	(57.8)	(85.5)	(82.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2025	—	—	(250.0)
Early redemption and tender premiums paid	—	—	(18.1)
Proceeds from issuance of Senior Notes due 2028	—	—	250.0
Proceeds from issuance of Convertible Senior Notes	—	—	86.3
Repayments under Hawesville Term Loan	—	—	(20.0)
Borrowings under Vlissingen facility agreement	10.0	—	—
Borrowings under revolving credit facilities	656.9	1,126.2	978.8
Repayments under revolving credit facilities	(758.2)	(1,114.8)	(910.2)
Debt issuance cost	—	(1.5)	(7.4)
Purchase of capped calls related to Convertible Senior Notes	—	—	(5.7)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2023	2022	2021
Borrowings under Grundartangi casthouse debt facility	55.0	50.0	—
Borrowings under Iceland term facility	—	14.5	—
Repayments under Iceland term facility	(13.5)	—	—
Carbon credit proceeds	36.8	—	—
Net cash (used in) provided by financing activities	(13.0)	74.4	103.7
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	34.8	14.8	(43.6)
Cash, cash equivalents and restricted cash, beginning of year	55.5	40.7	84.3
Cash, cash equivalents and restricted cash, end of year	$90.3	$55.5	$40.7

Supplemental Cash Flow Information:
Cash paid for:
Interest	$35.2	$27.0	$36.8
Taxes, net of refunds	5.9	0.9	3.1
Non-cash investing activities:
Capital expenditures	10.7	3.7	7.1
Capitalized interest	6.0	4.2	1.6

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling interest	Total equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	63,589	—	90,055,797	$1.0	$2,530.0	$(86.3)	$(118.8)	$(1,779.8)	$546.1	$—	$546.1
Net loss	—	—	—	—	—	—	—	(167.1)	(167.1)	—	(167.1)
Other comprehensive income (loss)	—	—	—	—	—	—	36.5	—	36.5	—	36.5
Share-based compensation	—	—	671,218	—	10.1	—	—	—	10.1	—	10.1
Conversion of preferred stock to common stock	(5,047)	—	504,596	—	—	—	—	—	—	—	—
Capped call premiums	—	—	—	—	(4.6)	—	—	—	(4.6)	—	(4.6)
Balance, December 31, 2021	58,542	—	91,231,611	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0	$—	$421.0
Net loss	—	—	—	—	—	—	—	(14.1)	(14.1)	—	(14.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(11.7)	—	(11.7)	—	(11.7)
Share-based compensation	—	—	623,582	—	4.1	—	—	—	4.1	—	4.1
Conversion of preferred stock to common stock	(4,688)	—	468,785	—	—	—	—	—	—	—	—
Balance, December 31, 2022	53,854	—	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3	$—	$399.3
Net loss	—	—	—	—	—	—	—	(43.1)	(43.1)	(9.2)	(52.3)
Other comprehensive income (loss)	—	—	—	—	—	—	(3.9)	—	(3.9)	—	(3.9)
Share-based compensation	—	—	208,867	—	3.3	—	—	—	3.3	—	3.3
Conversion of preferred stock to common stock	(1,570)	—	157,019	—	—	—	—	—	—	—	—
Noncontrolling interest of business acquired	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance, December 31, 2023	52,284	$—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$(11.5)	$344.1

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
In addition to our primary aluminum assets, we have a 55% joint venture interest in the Jamalco bauxite mining operation and alumina refinery in Jamaica ("Jamalco"). The Jamalco refinery supplies a substantial amount of the alumina used for production of primary aluminum at our aluminum smelter in Grundartangi, Iceland. Additionally, our subsidiary, Century Aluminum Vlissingen B.V., owns and operates a carbon anode production facility located in Vlissingen, the Netherlands ("Vlissingen"). Carbon anodes are used in the production of primary aluminum and Vlissingen currently supplies carbon anodes to Grundartangi.
As of December 31, 2023, Glencore owns 42.9% of Century’s outstanding common stock (46.0% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 9. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. See Note 4. Related Party Transactions.
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
Certain prior period amounts included in current liabilities and non-current liabilities within the Consolidated Balance Sheets have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's net loss, earnings per share, balance sheet or cash flows.
Our consolidated financial statements include the consolidated results of the Jamalco joint venture, an unincorporated joint venture between the Company and Clarendon Alumina Production Limited. Clarendon Alumina Production's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheet.
Revenue recognition — See Note 5. Revenue.
Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for expected losses of $0.5 million at both December 31, 2023 and 2022.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Property, Plant and Equipment — Property, plant and equipment is stated at cost. Additions and improvements are capitalized when each asset is placed into service. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in Other (loss) income - net. Maintenance and repairs are expensed as incurred. Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:
Building and improvements    10 to 45 years
Machinery and equipment    5 to 35 years
Technology and software    3 to 7 years

The Company incurs deferred costs during the development stage of a mine life cycle. Such costs include the construction of access and haul roads, detailed drilling and geological analysis to further define the grade and quality of the known bauxite, and overburden removal costs. These costs relate to sections of the related mines where the Company is currently extracting bauxite or preparing for production in the near term. These sections are outlined and planned incrementally and generally are mined over periods outlined in the Company's mine plans. The amount of geological drilling and testing necessary to determine the economic viability of the bauxite deposit being mined is such that the reserves are considered to be proven. Mineral reserves are amortized on a units-of-production basis.
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
Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Euro and the Icelandic krona ("ISK"), and the Chinese renminbi. Grundartangi, Vlissingen and Jamalco use the U.S. dollar as their functional currency, as contracts for sales of aluminum and alumina and purchases of alumina and power are denominated in U.S. dollars. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in Other (loss) income - net in the consolidated statements of operations.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Asset Retirement Obligations — We are subject to environmental regulations which create certain legal obligations related to the normal operations of our bauxite mine and alumina refinery and our domestic primary aluminum smelter operations. Our asset retirement obligations ("AROs") consist primarily of costs associated with mine reclamation obligations, closure of bauxite residue areas, landfill closure, and the disposal of spent potliner used in the reduction cells of our domestic smelters. AROs are recorded on a discounted basis at the time the obligation is incurred (when the potliner is put in service or upon disturbance of lands to be mined) and accreted over time for the change in the present value of the liability. We capitalize the asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful lives.
Certain conditional asset retirement obligations ("CAROs") related to the remediation of our primary aluminum facilities for hazardous material, such as landfill materials and asbestos, have not been recorded because they have an indeterminate settlement date. CAROs are a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control.
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
2.Acquisition of Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by Clarendon Alumina Production Limited ("CAP"), which in turn is owned by the Government of Jamaica. The purchase price for the acquisition was $1.00. The acquisition is expected to result in a bargain purchase gain in part due to the seller experiencing financial distress following curtailment of Jamalco's operations in the second half of 2021 due to a facility fire, with operations restarting in the second half of 2022.
The acquisition was accounted for as a business combination under the acquisition method of accounting. Determining the fair value of identified assets acquired, liabilities assumed and noncontrolling interest requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. These estimates and valuation of the property, plant and equipment, other assets, accrued and other current liabilities and long term liabilities as well as the related deferred bargain purchase gain and noncontrolling interest are preliminary as of December 31, 2023 and are subject to change as we finalize the valuation or if additional information about the facts and circumstances that existed at the acquisition date become available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table summarizes the estimated fair value of identified assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition:

Preliminary purchase price allocation	Amount
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$19.4
Restricted cash	8.3
Accounts receivable - net	7.7
Non-trade receivables	40.4
Inventories	103.9
Prepaid and other current assets	4.2
Property, plant and equipment	246.2
Other assets	26.0
Accounts payable, trade	(94.8)
Accrued and other current liabilities	(30.8)
Other liabilities	(35.5)
Asset retirement obligations	(23.9)
Total identifiable assets acquired and liabilities assumed	271.1
Less: noncontrolling interest	(2.3)
Deferred credit - preliminary bargain purchase gain	273.4
For the twelve months ended December 31, 2023, Jamalco contributed $150.3 million to our total revenues and a loss of $41.1 million to our total earnings. In connection with the acquisition, the Company incurred approximately $1.4 million of transaction costs for the twelve months ended December 31, 2023, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
The following unaudited pro forma financial information reflects the results of operations of the Company for the twelve months ended December 31, 2023 and 2022, respectively, as if the acquisition of Jamalco had been completed on January 1, 2022. This unaudited pro forma financial information has been prepared for informational purposes and is not necessarily indicative of the actual consolidated results of operations had the acquisition been completed on January 1, 2022, nor is the information indicative of future results of operations of the combined companies.

	Year ended December 31,
	2023	2022
Revenue	$2,235.1	$2,831.0
Earnings	$(45.9)	$(33.1)
3. Curtailment of Operations - Hawesville
In August 2022, we fully curtailed production at the Hawesville facility and expect to continue to maintain the plant with the intention of restarting operations when market conditions permit, including energy prices returning to more normalized levels and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.
For the year ended December 31, 2023, we incurred curtailment charges of $16.6 million, including $9.0 million related to excess capacity charges. These charges were partially offset by income related to scrap and materials sales of $1.7 million. Comparatively, for the year ended December 31, 2022, we recognized an impairment charge of $159.4 million, approximately $18.1 million of expense during the year related to wages and severance triggered by our issuance of the WARN notice and excess capacity charges, partially offset by final plant idling activities. We also recognized a non-cash other postretirement

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
benefits ("OPEB") curtailment gain totaling $8.9 million. See Note 13. Pension and other postretirement benefits to the consolidated financial statements included herein for additional information.
4. Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2023, 2022 and 2021 are described below. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of December 31, 2023, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.0% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 9. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the years ended December 31, 2023, 2022 and 2021 we derived approximately 73.8%, 60.2% and 60.0% of our consolidated sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the years ended December 31, 2023, 2022 and 2021 we recorded $191.7 million, $24.9 million, and $18.3 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during 2023 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 20. Derivatives regarding these forward financial sales contracts.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million (the “Vlissingen Facility Agreement”) in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024. See Note 8. Debt for additional information. Borrowings under the Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.
Carbon Credit Repurchase Agreement
On September 28, 2023, our wholly owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), entered into a structured repurchase arrangement with an affiliate of Glencore pursuant to which it sold 390,000 European Union Allowances ("Carbon Credits") at a price of €82.18 per Carbon Credit, for an aggregate amount of €32.1 million. Pursuant to the terms of the transaction, Grundartangi will repurchase the same number of Carbon Credits at a price of €83.72 per Carbon Credit, for an aggregate amount of €32.7 million. On December 18, 2023, the repurchase arrangement was amended to extend the repurchase window and increase the repurchase price to €85.13 per Carbon Credit, for an aggregate amount of €33.2 million. Also on

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
December 18, 2023, Grundartangi sold an additional 40,000 Carbon Credits at a price of €69.30 per Carbon Credit and will repurchase the same number of Carbon Credits at a price of €70.71 per Carbon Credit for an aggregate amount of €2.8 million. Given the repurchase element of the agreement, the Company retains substantially all of the remaining benefits of the assets and has accounted for the transaction as a financing arrangement in accordance with Topic 606, Revenue from Contracts with Customers ("ASC 606").
Summary
A summary of the aforementioned significant related party sales and purchases for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Net sales to Glencore	$1,612.1	$1,671.1	$1,337.0
Purchases from Glencore (1)	181.4	284.7	334.6
(1)Includes settlements of financial contract positions.
5. Revenue
We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2023	2022	2021
United States	$1,358.6	$1,737.2	$1,413.0
Iceland	826.8	1,040.1	799.5
Total	$2,185.4	$2,777.3	$2,212.5
We enter into contracts to sell mainly primary aluminum to our customers. Revenue is recognized when our performance obligations with our customers are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customers which is generally upon shipment or delivery to customer directed locations. The amount of consideration we receive, thus the revenue we recognize, is a function of volume delivered, market price of primary aluminum, which is based on the LME, plus regional premiums and any value-added product premiums. We have also entered into agreements with our customers to sell certain amounts of alumina at market-based prices.
The payment terms and conditions in our contracts vary and are not significant to our revenue. We complete an appropriate credit evaluation for each customer at contract inception. Customer payments are due in arrears and are recognized as accounts receivable - net and due from affiliates in our consolidated balance sheets.
In connection with our sales agreements with certain customers, including Glencore, we invoice the customer prior to physical shipment of goods for a majority of production generated from each of our U.S. domestic smelters. For those sales, revenue is recognized only when the customer has specifically requested such treatment and has made a commitment to purchase the product. The goods must be complete, ready for shipment and separated from other inventory with control over the goods passing to the customer. We must retain no further performance obligations.
Contract liabilities are recorded when cash payments are received or due in advance of performance. As of December 31, 2023, $30.6 million was recorded in Due to affiliates. There were no contract liabilities as of December 31, 2022.
6. Leases
We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All of our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we consider our historical practices related to renewal of certain leases. The weighted average remaining lease term for our operating leases was 11.8 years as of December 31, 2023 and 12.2 years as of December 31, 2022. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
We use our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL, respectively, for our operating leases. The incremental borrowing rate is determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We consider the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases was 7.3% as of December 31, 2023 and 2022.
Our ROUA and ROUL balances for the years ended December 31, 2023 and December 31, 2022 were as follows (in millions):

	December 31,
	2023	2022
ROUA(1)	$24.7	$20.9

ROUL - current(2)	$2.3	$1.8
ROUL - non-current(3)	21.9	20.9
Total ROUL	$24.2	$22.7
(1)ROUA was recorded as part of Other Assets within Non-current assets at December 31, 2023 and 2022.
(2)ROUL - current was recorded as part of Accrued and other current liabilities within Current liabilities at December 31, 2023 and 2022.
(3)ROUL - non-current was recorded as part of Other liabilities within Non-current liabilities at December 31, 2023 and 2022.
The undiscounted maturities of our operating lease liability balances as of December 31, 2023 are as follows (in millions):

Year	December 31,
2024	$3.9
2025	$3.7
2026	$3.3
2027	$2.9
2028	$2.9
Thereafter	$19.4
Total	$36.1
Less: Interest	$(11.9)
ROUL	$24.2
During 2023 and 2022, we entered into new lease obligations, which resulted in $3.2 million and $1.7 million of additional right of use assets. We acquired $2.4 million of right of use assets related to lease obligations assumed from the Jamalco acquisition.
Total operating expense includes the following (in millions):

	December 31,
	2023	2022
Operating leases expense	$4.9	$4.5
Short term lease expense	0.6	0.4
Total(1)	$5.5	$4.9
(1)Total lease expense is included in cost of goods sold and selling, general, and administrative expenses on the Consolidated Statements of Operations.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
We had cash outflows of $4.6 million and $4.1 million for amounts included in the ROUL balance at the beginning of the year related to our operating leases for the years ended December 31, 2023 and December 31, 2022, respectively.
7. Fair Value Measurements
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
•Level 3 Inputs – unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$16.8	$—	$—	$16.8
Trust assets (1)	0.2	—	—	0.2
Derivative instruments	—	2.9	—	2.9
TOTAL	$17.0	$2.9	$—	$19.9
LIABILITIES:
Derivative instruments	—	7.9	—	7.9
TOTAL	$—	$7.9	$—	$7.9

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$5.6	$—	$—	$5.6
Trust assets (1)	0.1	—	—	0.1
Derivative instruments	—	127.3	1.8	129.1
TOTAL	$5.7	$127.3	$1.8	$134.8
LIABILITIES:
Contingent obligation – net (2)	$—	$—	$—	$—
Derivative instruments	—	26.4	4.6	31.0
TOTAL	$—	$26.4	$4.6	$31.0
(1)Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.
(2)See Note 17. Commitments and Contingencies for additional information about the contingent obligation.

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
When valuing Level 3 assets and liabilities, we use certain significant unobservable inputs. Management incorporates various inputs and assumptions including forward commodity prices, commodity price volatility, and macroeconomic conditions, including interest rates and discount rates. Our estimates of significant unobservable inputs are ultimately based on our estimates of risks that market participants would consider when valuing our assets and liabilities. As of the year ending, December 31, 2023, there were no level three assets and liabilities.
The following table presents the inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, along with information regarding significant unobservable inputs used to value Level 3 assets and liabilities:

Level 3 Fair Value Measurements:				As of December 31, 2023		As of December 31, 2022
Asset / Liability	Valuation Technique	Observable Inputs	Significant Unobservable Input	Fair Value	Value/Range of Unobservable Input	Fair Value	Value/Range of Unobservable Input
LME forward financial sales contracts	Discounted cash flows	Quoted LME forward market	Discount rate net (1)	$—	8.58%	$(2.8)	8.58%
(1) Represents risk adjusted discount rate
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

For the twelve months ended December 31, 2023	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	LME forward financial sales contracts
Balance as of January 1, 2023	$1.8	$(4.6)
Transfers out of Level 3 (1)	(1.8)	4.6
Balance as of December 31, 2023	$—	$—

Change in unrealized gains (losses) (2)	$—	$—
(1)Transfer out of Level 3 due to period of time remaining in derivative contract.
(2)Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
8. Debt

	December 31,
	2023	2022
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. Revolving Credit Facility (2)	23.7	90.0
Iceland Revolving Credit Facility (3)	—	35.0
Grundartangi Casthouse Facility (4)	5.5	—
Iceland Term Facility (5)	1.3	13.3
Vlissingen Facility Agreement (6)	10.0	—
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.7 million at December 31, 2023 (4)	98.8	49.4
Iceland Term Facility, net of financing fees of $0.0 million and current portion at December 31, 2023 (5)	—	1.2
7.5% senior secured notes due April 1, 2028, net of financing fees of $2.6 million at December 31, 2023, interest payable semiannually	247.4	246.6
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.5 million at December 31, 2023, interest payable semiannually	84.7	84.4
Total	$479.2	$527.7
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at December 31, 2023 was 4.00%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2023 was 9.25%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The were no outstanding borrowings at December 31, 2023.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2023 was 8.86%.
(5)We incur interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute as defined within the agreement. The interest rate at December 31, 2023 was 7.05%.
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
Fair Value. As of December 31, 2023, the total estimated fair value of the 2028 Notes was $243.5 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
As of December 31, 2023, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.
Fair Value. As of December 31, 2023, the total estimated fair value of the Convertible Notes was $75.3 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2023, there were $23.7 million outstanding borrowings and $61.4 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Status of our U.S. revolving credit facility:	December 31, 2023
Credit facility maximum amount	$250.0
Borrowing availability	128.8
Outstanding letters of credit issued	61.4
Outstanding borrowings	23.7
Borrowing availability, net of outstanding letters of credit and borrowings	43.7
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility") which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At December 31, 2023, there were no outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through December 2026.

Status of our Iceland revolving credit facility:	December 31, 2023
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	100.0

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
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of December 31, 2023, there were $104.3 million in outstanding borrowings under the Casthouse Facility.
Security. Grundartangi's obligations under the Casthouse Facility are secured by a general bond on an aggregate of $430.0 million in assets and rights related to Grundartangi.
Interest Rates and Fees. The interest rate shall be at a base rate plus the applicable margin as set forth in the agreement. Grundartangi shall pay an arrangement fee equal to 0.78% of the total facility amount, 50% of which was paid upfront and 50% to be paid at the end of the availability period, and shall pay a commitment fee of 0.38% per annum on undrawn commitments, payable quarterly at the same time as interest payments are due and payable.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, has entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts will be made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount to be paid no later than the termination date in January 2024. Borrowings under the Iceland Term Facility will bear

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute. As of December 31, 2023, there were $1.3 million (€1.1 million) in outstanding borrowings under the Iceland Term Facility.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90 million (the “Vlissingen Facility Agreement”) in one or more loans payable on December 2, 2024, the maturity date of the Facility Agreement. As of December 31, 2023, there was $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
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
Covenants. The Vlissingen Facility Agreement contains customary covenants including with respect to mergers, guarantees and preservation and dispositions of assets.
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
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of December 31, 2023, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
9. Shareholders' Equity
Common Stock
As of December 31, 2023 and 2022, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 99,876,385 shares were issued and 92,689,864 shares were outstanding at December 31, 2023; 99,510,499 shares were issued and 92,323,978 shares were outstanding at December 31, 2022.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Preferred Stock
As of December 31, 2023 and 2022, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2023 and December 31, 2022, 52,284 shares and 53,854 shares were outstanding, respectively.
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
Through December 31, 2023, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2023.
10. Inventories
Inventories, at December 31, consist of the following:

	2023	2022
Raw materials	$162.5	$64.9
Work-in-process	42.9	46.0
Finished goods	46.3	58.0
Operating and other supplies	225.3	229.9
Inventories	$477.0	$398.8
11. Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2023	2022
Land and improvements	$105.1	$39.8
Mineral Reserves	57.6	—
Buildings and improvements	328.8	305.7
Machinery and equipment	1,580.7	1,495.3
Construction in progress	160.3	59.0
	2,232.5	1,899.8
Less accumulated depreciation, amortization and depletion	(1,228.3)	(1,155.4)
Property, plant and equipment - net	$1,004.2	$744.4
For the years ended December 31, 2023, 2022 and 2021, we recorded depreciation, amortization and depletion expense of $74.7 million, $73.4 million, and $82.6 million, respectively.
12. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2023	2022
Defined benefit plan liabilities	$(101.8)	$(98.0)
Unrealized gain on financial instruments	1.6	1.7
Other comprehensive loss before income tax effect	(100.2)	(96.3)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(97.9)	$(94.0)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2023	2022
Defined benefit plan liabilities	$2.6	$2.6
Unrealized loss on financial instruments	(0.3)	(0.3)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2020	$(120.6)	$1.8	$(118.8)
Other comprehensive income (loss) before reclassifications	31.6	—	31.6
Net amount reclassified to net income (loss)	5.0	(0.1)	4.9
Balance, December 31, 2021	(84.0)	1.7	(82.3)
Other comprehensive income (loss) before reclassifications	(5.9)	—	(5.9)
Net amount reclassified to net income (loss)	(5.7)	(0.1)	(5.8)
Balance, December 31, 2022	(95.6)	1.6	(94.0)
Other comprehensive income (loss) before reclassifications	(10.1)	—	(10.1)
Net amount reclassified to net income (loss)	6.3	(0.1)	6.2
Balance, December 31, 2023	$(99.4)	$1.5	$(97.9)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Year Ended December 31,
AOCL Components	Location	2023	2022	2021
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$(1.0)	$3.5	$26.8
	Other income, net	—	(8.9)	—
	Selling, general and administrative expenses	(0.2)	3.3	2.9
	Other operating expense (income), net	(2.6)	(9.0)	7.3
	Income tax expense	—	(0.3)	(0.4)
	Net of tax	$(3.8)	$(11.4)	$36.6

Gain (loss) on financial instruments	Cost of goods sold	$(0.1)	$(0.2)	$(0.1)
	Income tax effect	$—	(0.1)	0.0
	Net of tax	$(0.1)	$(0.3)	$(0.1)
13. Pension and Other Postretirement Benefits
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
During 2017, the Company amended its non-union retiree medical and life insurance benefits to align the Company’s benefits with the market and achieve a uniform retiree medical benefit design across the Company’s U.S. locations. Effective January 1, 2018, non-union retiree medical and life insurance benefits are restricted to current participants who meet the eligibility criteria as of January 1, 2018. Additionally, effective January 1, 2019, Century no longer administers non-union retiree medical, prescription drug, dental, or vision benefits and instead makes fixed health reimbursement account contributions.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Obligation and Funded Status
The change in benefit obligation and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$263.0	$360.1	$73.7	$99.6
Service cost	2.4	4.3	0.1	0.2
Interest cost	14.0	10.3	3.8	2.9
Plan amendments	1.1	—	—	—
Actuarial (gain) loss	10.1	(87.7)	4.5	(23.2)
Medicare Part D	—	—	0.3	0.2
Benefits paid	(18.8)	(24.0)	(6.7)	(6.1)
Curtailment	—	—	—	0.1
Benefit obligation at end of year	$271.8	$263.0	$75.7	$73.7
The increases in both the defined benefit plans' and OPEB plans' benefit obligation were mainly driven by the interest cost and actuarial losses in 2023, which were primarily attributable to the increases in the discount rates from fiscal year 2022 to 2023.

	Pension		OPEB
	2023	2022	2023	2022
Change in plan assets:
Fair value of plan assets at beginning of year	$216.6	$329.7	$—	$—
Actual return on plan assets	20.7	(93.3)	—	—
Employer contributions	6.3	4.2	6.4	5.9
Medicare Part D subsidy received	—	—	0.3	0.2
Benefits paid	(18.8)	(24.0)	(6.7)	(6.1)
Fair value of assets at end of year	$224.8	$216.6	$—	$—
The change in actual return on plan assets in 2023 was primarily attributable to fluctuations in market prices during the year.

	Pension		OPEB
	2023	2022	2023	2022
Funded status of plans:
Funded status	$(46.9)	$(46.3)	$(75.7)	$(73.7)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	(1.8)	(1.8)	(6.5)	(6.1)
Non-current liabilities	(45.1)	(44.5)	(69.2)	(67.6)
Net amount recognized	$(46.9)	$(46.3)	$(75.7)	$(73.7)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$85.2	$86.7	$14.8	$10.4
Prior service cost (benefit)	1.8	0.8	—	—
Total	$87.0	$87.5	$14.8	$10.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Pension Plans That Are Not Fully Funded
At December 31, 2023, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $271.8 million, $267.6 million, and $224.8 million, respectively.
At December 31, 2022, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $263.0 million, $258.8 million and $216.6 million, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2023	2022	2021	2023	2022	2021
Service cost	$2.4	$4.3	$4.7	$0.1	$0.2	$0.2
Interest cost	14.0	10.3	9.6	3.8	2.9	2.4
Expected return on plan assets	(15.1)	(23.5)	(22.4)	—	—	—
Amortization of prior service costs	0.1	0.1	0.1	—	(1.3)	(3.2)
Amortization of net loss	6.0	3.5	6.1	0.2	1.3	2.3
Net periodic benefit cost	7.4	(5.3)	(1.9)	4.1	3.1	1.7
Curtailment benefit (1)	—	—	—	—	(8.9)	—
Total benefit cost	$7.4	$(5.3)	$(1.9)	$4.1	$(5.8)	$1.7

(1)During 2022, we re-measured certain other postretirement benefits triggered by the Hawesville smelter curtailment, leading to a non-cash OPEB curtailment benefit totaling $8.9 million for the year ended December 31, 2022.
Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2023	2022	2023	2022
Net loss (gain)	$4.4	$29.0	$4.5	$(23.1)
Prior service cost (benefit)	1.2	—	—	—
Amortization of net loss, including recognition due to settlement	(6.0)	(3.5)	(0.2)	(1.4)
Amortization of prior service (cost) benefit, including curtailment	(0.1)	(0.1)	—	10.3
Total amount recognized in other comprehensive loss	(0.5)	25.4	4.3	(14.2)
Net periodic benefit cost	7.4	(5.3)	4.1	(5.8)
Total recognized in net periodic benefit cost and other comprehensive loss	$6.9	$20.1	$8.4	$(20.0)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2023	2022	2023	2022
Discount rate (1)	5.19%	5.50%	5.19%	5.57%
Rate of compensation increase (2)	3.5%	4%/3.5%	3.5%	4%/3.5%
Measurement date	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2023	2022	2021	2023	2022	2021
Measurement date	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Fiscal year end	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021
Discount rate (1)	5.50%	2.94%	2.77%	5.57%	2.64%	1.89%
Rate of compensation increase (2)	4%/3.5%	3%/3.5%	3%/3.5%	4%/3.5%	3%/3.5%	3%/3.5%
Expected return on plan assets (3)	7.25%	7.25%	7.25%	—%	—%	—%
(1)We use the Ryan Above Median Yield Curve to determine the discount rate.
(2)For 2023, the rate of compensation increase is 4.0% per year for the first year and 3.5% per year thereafter. For 2022 and 2021, the rate of compensation increase is 3.0% per year for the first year and 3.5% per year thereafter.
(3)The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.
For measurement purposes, medical cost inflation is initially estimated to be 7.0%, and 6.5% for pre- and post-65 participants, respectively, declining to 4.5% over ten years and continuing thereafter.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2023 Target	December 31, 2023	December 31, 2022
Return seeking assets:
Global equity	50%	44%	46%
Diversified credit	15%	15%	19%
Real assets	10%	10%	14%
Liability hedging assets	25%	28%	21%
Cash	—%	3%	—%
	100%	100%	100%
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
As more fully described within Note 7. Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair values. The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:
•Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 Inputs – unobservable inputs for the asset or liability.
The following summarizes the Company’s Pension Plans' assets fair value by asset category:

As of December 31, 2023	Level 1	Level 2	Level 3	Assets measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$4.6	$4.6
Global Equity	—	—	—	100.0	100.0
Diversified Credit	—	—	—	34.7	34.7
Real Assets	—	—	—	22.8	22.8
Liability hedging assets	—	—	—	62.7	62.7
Total plan assets fair value	$—	$—	$—	$224.8	$224.8

As of December 31, 2022
Cash and cash equivalents	$—	$—	$—	$1.3	$1.3
Global Equity	—	—	—	99.0	99.0
Diversified Credit	—	—	—	40.1	40.1
Real Assets	—	—	—	30.4	30.4
Liability hedging assets	—	—	—	45.8	45.8
Total plan assets fair value	$—	$—	$—	$216.6	$216.6
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Pension and OPEB Cash Flows
During 2023 and 2022, we made contributions of approximately $6.3 million and $4.2 million, respectively, to the qualified defined benefit and SERB plans we sponsor and $6.4 million and $5.9 million, respectively, to the other postretirement benefit plans.
We expect to make the following contributions for 2024:

2024
Expected pension plan contributions	$4.5
Expected OPEB benefits payments	6.5
Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2024	$19.2	$6.5
2025	19.4	6.4
2026	19.5	6.4
2027	19.3	6.4
2028	19.5	6.2
2029 – 2033	95.9	29.1
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Century’s participation in the plan for the year ended December 31, 2023, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508 / 499
Pension Protection Act Zone Status 2022 (1)	Green
Pension Protection Act Zone Status 2021 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan (2)	No
Contributions of Century Aluminum 2023	$0.2
Contributions of Century Aluminum 2022	$1.6
Contributions of Century Aluminum 2021	$1.7
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement (2)	March 31, 2026
(1)The most recent Pension Protection Act zone status available in 2023 and 2022 is for the plan's year-end December 31, 2022 and December 31, 2021, respectively. The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.
(2)The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century. We match a portion of participants' contributions to the savings plan. Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $5.8 million, $6.0 million, and $5.3 million for 2023, 2022, and 2021, respectively.
14. Share-based Compensation
Amended and Restated Stock Incentive Plan. Under our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan") we award service-based and performance-based share awards and nonqualified stock options to our salaried officers, non-employee directors, and other key employees. Our service-based and performance-based share awards typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service. The Stock Incentive Plan has 12,900,000 shares authorized for issuance with approximately 3,659,885 shares remaining at December 31, 2023.
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
RSUs are stock-settled awards which do not contain any performance-based vesting requirements. PSUs can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our PSU liability was approximately $3.3 million and $1.7 million as of December 31, 2023 and 2022, respectively. Both the PSUs and RSUs vest, in their entirety, after three years.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Service-based share awards	Number
Outstanding at January 1, 2023	739,356
Granted	766,929
Vested	(293,404)
Forfeited	(56,107)
Outstanding at December 31, 2023	1,156,774

Performance-based share awards	Number
Outstanding at January 1, 2023	444,056
Granted	407,808
Vested	(45,605)
Forfeited	(203,695)
Outstanding at December 31, 2023	602,564

	Year ended December 31,
Service-based share awards	2023	2022	2021
Weighted average per share fair value of service-based share grants	$12.58	$17.30	$9.97
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
The following table summarizes the compensation cost recognized for the years ended December 31, 2023, 2022 and 2021 for all service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses in our Consolidated Statements of Operations.

	Year ended December 31,
	2023	2022	2021
Share-based compensation (benefit) expense reported:
Performance-based share (benefit) expense	$2.0	$(5.0)	$12.5
Service-based share expense	4.6	4.4	8.3
Total share-based compensation (benefit) expense before income tax	6.6	(0.6)	20.8
Income tax	—	—	—
Total share-based compensation (benefit) expense, net of income tax	$6.6	$(0.6)	$20.8
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2023, 2022 and 2021. As of December 31, 2023, we had unrecognized compensation cost of $10.4 million before taxes. This cost will be recognized over a weighted average period of 1.8 years.
15. Earnings Per Share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table shows the basic and diluted earnings (loss) per share for 2023, 2022, and 2021:

	For the year ended December 31, 2023
	Net Loss	Shares (in millions)	Per Share
Net loss attributable to Century stockholders	$(43.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(43.1)	92.4	$(0.47)

	For the year ended December 31, 2022
	Net Loss	Shares (in millions)	Per Share
Net loss attributable to Century stockholders	$(14.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(14.1)	91.4	$(0.15)

	For the year ended December 31, 2021
	Net Loss	Shares (in millions)	Per Share
Net loss attributable to Century stockholders	$(167.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(167.1)	90.2	$(1.85)

Securities excluded from the calculation of diluted EPS (in millions)(1):	2023	2022	2021
Share-based compensation	1.0	1.7	2.7
Convertible preferred shares	5.4	5.8	6.3
Convertible senior notes	4.6	4.6	4.8
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
16. Income Taxes
The components of pre-tax book income (loss) consist of the following:

	Year Ended December 31,
	2023	2022	2021
U.S.	$78.0	$(193.6)	$(250.5)
Foreign	(144.8)	227.0	52.9
Total	$(66.8)	$33.4	$(197.6)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Significant components of income tax expense consist of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal current expense (benefit)	$0.5	$—	$—
State current expense (benefit)	—	0.2	—
Foreign current expense (benefit)	15.8	4.0	0.1
Total current expense (benefit)	16.3	4.2	0.1
Deferred:
U.S. federal deferred benefit	(0.3)	(0.3)	(0.2)
State deferred benefit	(0.1)	—	—
Foreign deferred tax (benefit) expense	(30.5)	43.5	(30.5)
Total deferred (benefit) expense	(30.9)	43.2	(30.7)
Total income tax (benefit) expense	$(14.6)	$47.4	$(30.6)
A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent differences	1.1	(15.2)	(0.3)
State taxes, net of Federal benefit	(0.1)	0.1	—
Rate change	(0.3)	0.4	2.5
Foreign earnings taxed at different rates than U.S.	2.0	(0.8)	(3.9)
Valuation allowance	3.6	(4.2)	(15.9)
Helguvik investment	—	—	26.4
Foreign dividends and inclusions	(12.7)	122.9	(10.1)
Net operating loss expiration and remeasurement	(8.0)	43.1	(5.2)
Filing differences	0.6	(19.1)	(0.1)
Changes in uncertain tax reserves	(1.3)	(5.3)	1.3
Advanced Manufacturing Production Credit	18.6	—	—
Other	(2.7)	(0.9)	(0.2)
Effective tax rate	21.8%	142.0%	15.5%
The effective tax rate for the year ending December 31, 2023 was 21.8% compared to the statutory US tax rate of 21%. The increase is primarily a result of the calculated foreign inclusions, partially offset by the non-taxable benefit of the Advanced Manufacturing Credit under Section 45X discussed below.
In August 2022, President Biden signed the IRA into law. The IRA provides several tax incentives to promote clean energy and the production of critical minerals in the U.S., including a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code. Tax credits, such as refundable credits whose realization does not depend on the entity’s generation of taxable income like the refundable tax credit provided by the IRA are not considered an element of income tax accounting under ASC 740. After considering US GAAP, the Company has concluded it is appropriate to apply IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, to account for the refundable tax credit as an income grant.
Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit. For the year ended December 31, 2023, we recognized $56.5 million as a reduction in Cost of goods sold and $2.8 million as a reduction in Selling, general and administrative expenses on the Consolidated Statements of Operations and recorded an equal amount as a Manufacturing credit receivable on the Consolidated Balance Sheets.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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
The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2023	2022
Deferred tax assets:
Accrued postretirement benefit cost	$30.7	$25.7
Net operating losses	467.6	395.8
Disallowed interest expense	29.2	27.7
Derivative and hedging contracts	1.2	—
Fixed asset tax over book basis	9.2	17.0
Other	28.3	26.1
Total deferred tax assets	566.2	492.3
Valuation allowance	(537.6)	(487.9)
Net deferred tax assets	$28.6	$4.4
Deferred tax liabilities:
Fixed asset book over tax basis	(62.0)	(60.5)
Derivatives	—	(19.0)
Foreign basis differences	(18.1)	(19.8)
Other	(20.6)	(7.9)
Total deferred tax liabilities	(100.7)	(107.2)
Net deferred tax liability	$(72.1)	$(102.8)
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
We have a valuation allowance of $537.6 million recorded against our net U.S. and Jamaican deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2023. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The change in net operating losses, fixed asset book over tax basis, and the related valuation allowances, were the result of purchase accounting adjustments related to the acquisition of Jamalco, which was offset by a decrease in deferred tax liabilities primarily related to the Company's hedging derivatives.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

The changes in the valuation allowance are as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning balance, valuation allowance	$487.9	$485.8	$499.4
Remeasurement of deferred tax assets	—	—	—
Release of valuation allowance	—	—	—
Expiration of net operating losses	(7.2)	(15.4)	(13.2)
Other change in valuation allowance	56.9	17.5	(0.4)
Ending balance, valuation allowance	$537.6	$487.9	$485.8
The significant components of our NOLs are as follows:

	2023	2022
Federal (1)	$1,533.5	$1,487.8
State (2)	1,221.0	1,182.7
Foreign (3)(4)	344.4	106.0
(1)US federal NOLs begin to expire in 2028.
(2)US state NOLs begin to expire in 2027.
(3)NOLs in Iceland expire between 2024 and 2026.
(4)NOLs in Jamaica do not expire.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2023	2022	2021
Balance as of January 1,	$2.2	$4.0	$6.5
Additions based on tax positions related to the current year	1.3	0.3	—
Decreases due to lapse of applicable statute of limitations	(0.5)	(2.1)	(2.5)
Settlements	—	—	—
Balance as of December 31,	$3.0	$2.2	$4.0
As of December 31, 2023, the Company’s gross unrecognized tax benefits totaled $3.0 million. After considering the deferred tax accounting impact, it is expected that about $1.4 million of the total as of December 31, 2023 would favorably affect the effective tax rate if resolved in the Company’s favor. Included in the above balances are tax positions relating to temporary differences where there is uncertainty about the timing of tax return inclusion, but not that the amounts will ultimately be tax deductible. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period. We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months. It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
We are subject to examination by tax authorities according to statutory periods defined in each jurisdiction. The earliest statutory period open is beginning in 2018.
17. Commitments and Contingencies
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
Legal Contingencies
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2023, $2.0 million was recorded in other current liabilities and $3.3 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("the PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We did not make any contributions for the three or nine month periods ended September 30, 2021, and 2020. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
certain terms and conditions are met in such amendment. As of December 31, 2023, we have made contributions of $6.9 million related to the Amended PBGC Settlement Agreement.
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
Mt. Holly
CASC has a power supply agreement with Santee Cooper that has an effective term from January 1, 2024 and runs through December 2026. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates.
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
Based on the LME forward market prices for primary aluminum at December 31, 2023, and current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. We recognized a derivative asset which offsets our

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
contingent obligation. As a result, our net liability decreased and we recognized a gain of $1.4 million for each of the years ended December 31, 2023 and 2022. These amounts are exactly offset by interest expense on the contingent obligation which is recorded in interest expense. Future increases in the LME forward market and increased operations at Hawesville may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.
The following table provides information about the balance sheet location and gross amounts offset:

		December 31,
Offsetting of financial instruments and derivatives	Balance sheet location	2023	2022
Contingent obligation – principal	Other liabilities	$(12.9)	$(12.9)
Contingent obligation – accrued interest	Other liabilities	(18.0)	(16.6)
Contingent obligation – derivative asset	Other liabilities	30.9	29.5
		$—	$—
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Jamalco facilities are represented by labor unions, representing approximately 60% of our total workforce.
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
Approximately 42% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with USW for its employees is effective through October 28, 2028. Mt. Holly employees are not represented by a labor union.
Approximately 62% of Jamalco's work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately labor agreements for hourly and salaried employee groups. Both contracts are effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
18. Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2023	2022
Beginning balance	$21.2	$20.7
Additional ARO liabilities incurred	3.1	3.8
ARO liabilities settled	(1.5)	(4.6)
Accretion expense	2.0	1.9
Acquired ARO liabilities (See Note 2)	23.9	—
Revisions in estimated cash flows	2.4	(0.6)
Ending balance	$51.1	$21.2
Current portion of asset retirement obligations (1)	1.6	1.6
Asset retirement obligations - less current portion	$49.5	$19.6
(1) Current portion of asset retirement obligations is recorded in accrued and other current liabilities.
19. Business Segments
Century Aluminum is a producer of primary aluminum, which trades as a global commodity, and owns a 55% interest in a bauxite mining and alumina refinery joint venture. We are organized as a holding company with each of our operating primary aluminum smelters managed and operated as a separate facility reporting to our corporate headquarters. Each of our operating primary aluminum smelters and our bauxite and alumina refinery meets the definition of an operating segment. We evaluated the similar economic and other characteristics, including nearly identical products, production processes, customers and distribution and have aggregated our five operating segments into one reportable segment, primary aluminum, based on these factors. In addition, all of our operating segments share several key economic factors inherent in their common products and production processes. For example, all of our facilities' revenue is based on market pricing. Our facilities have a similar customer base and utilize similar distribution methods to ship products.
A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2023	2022	2021
Primary	$1,808.1	$1,432.4	$1,513.3
Corporate, unallocated	38.4	39.6	56.6
Total assets	$1,846.5	$1,472.0	$1,569.9
(1)Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, leases - right of use assets, inventory, intangible assets and property, plant and equipment, net; the remaining assets are unallocated corporate assets.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Geographic information
Our net sales are attributed to geographic area based on the location of the selling operation. Included in the consolidated financial statements are the following amounts related to geographic locations:

	2023	2022	2021
Net sales: (1)
United States	$1,358.6	$1,737.2	$1,413.0
Iceland	826.8	1,040.1	799.5

Long-lived assets: (2)
United States	$219.1	$244.9	$400.1
Iceland	529.4	491.0	490.1
Jamaica	275.8	—	—
Other	55.1	58.3	61.5
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
(2)Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
Revenues from one customer in 2023 and two customers in 2022 and 2021 exceeded 10% of our net sales . A loss of these customers could have a material adverse effect on our results of operations. The net sales related to the customers is as follows:

	Year Ended December 31,
	2023	2022	2021
Glencore	$1,612.1	$1,671.1	$1,337.0
Southwire	—	331.3	304.6
20. Derivatives
As of December 31, 2023, we had an open position of 36,633 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We have also entered into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of December 31, 2023, we had 318 tonnes related to fixed for floating swaps that will settle monthly through February 2024.
We previously entered into financial contracts to hedge a portion of Grundartangi's exposure to the Nord Pool power market (“Nord Pool power price swaps”). The Nord Pool power price swaps are settled in Euros; therefore, we entered into financial contracts to hedge the risk of fluctuations associated with the Euro ("FX swaps"). During the third quarter of 2022, we entered certain floating Nord Pool financial contracts to unwind a portion of our fixed contract position, making us predominantly hedged against Nord Pool power price fluctuations during 2023. As of December 31, 2023, we had no open Nord Pool power price swaps.
We previously entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Kentucky plants ("Indiana Hub power price swaps"). As of December 31, 2023, we had no open Indiana Hub power price swaps.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse and the Sebree casthouse project denominated in these currencies ("casthouse currency hedges"). As of December 31, 2023, we had an open position related to the ISK casthouse swaps of kr397.0 million and an open position related to the Euro casthouse swaps of €1.8 million that will settle through January 2024.

We previously entered into financial contracts to hedge a portion of our exposure at our operations to the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”). The natural gas volume is measured per million British Thermal Units ("MMBtu"). As of December 31, 2023, we had no open NYMEX Henry Hub natural gas price swaps.
We have entered into financial contracts to hedge a portion of our exposure at our operations to Heavy Fuel Oil (“HFO price swaps”). The HFO volume is measured per barrel. As of December 31, 2023, we had an open position of 180,000 barrels. The HFO price swaps are expected to settle monthly through March 2024.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of December 31, 2023 and December 31, 2022, we had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of December 31, 2023 and 2022, respectively:

	Asset Fair Value
	2023	2022
Commodity contracts (1)	$2.9	$129.1
Foreign exchange contracts (2)	—	—
Total	$2.9	$129.1

	Liability Fair Value
	2023	2022
Commodity contracts (1)	7.8	23.7
Foreign exchange contracts (2)	0.1	7.3
Total	$7.9	$31.0
(1)Commodity contracts reflect our outstanding LME forward financial sales contracts, fixed for floating swaps, Nord Pool power price swaps, HFO price swaps and Indiana Hub power price swaps. At December 31, 2023, $6.4 million of Due to affiliates was related to commodity contract liabilities with Glencore. At December 31, 2022, $11.9 million of Due to affiliates, and $8.3 million of Due to affiliates - less current portion was related to commodity contract liabilities with Glencore.
(2)Foreign exchange contracts reflect our outstanding FX swaps and casthouse currency hedges.
The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Commodity contracts (1)	$63.5	$206.6	$(208.0)
Foreign exchange contracts	(1.7)	(9.4)	(4.4)
Total	$61.8	$197.2	$(212.4)
(1)For the years ended December 31, 2023, 2022, and 2021, $0.6 million, $(13.3) million, and $116.9 million of net gain (loss), respectively, was with Glencore.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2023, because of a material weakness in internal controls over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below. Notwithstanding the material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system of internal control contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2023. Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As permitted by applicable SEC guidance, the scope of our assessment of internal control over financial reporting for fiscal year 2023 excluded internal controls over financial reporting of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), which was acquired on May 2, 2023. Jamalco constituted approximately 24.1% of the Company's total assets as of December 31, 2023 and approximately 6.9% of the Company's net sales for the year ended December 31, 2023. Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2023.
Material Weakness in Internal Control
As of December 31, 2023, our management has identified a deficiency in the design of internal control over financial reporting related to the application of purchase accounting to our acquisition of Jamalco. The design deficiency is a material weakness related to the review of the Company's allocation of excess fair value acquired between non-controlling interest and preliminary deferred bargain purchase gain.

Notwithstanding the material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation Plan for Material Weakness
Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting in the first quarter of 2024 in conjunction with the filing of this Annual Report on Form 10-K. We have changed the design of our internal controls over financial reporting to include a review of the allocation of the excess fair value of the net assets acquired at an entity level.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment on any future acquisitions of a similar nature. As management continues to finalize purchase accounting, no later than one year following the acquisition date or May 2, 2024, we may take additional measures to address this control deficiency or modify certain remediation measures described above.
Changes in Internal Control over Financial Reporting
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. As a result of this acquisition, we are reviewing the internal controls of the acquired entities and making appropriate changes as deemed necessary. Except for the internal controls implemented in connection with our purchase accounting related to our acquisition of the acquired entities and the associated material weakness referred to above, during the three months ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the year ended December 31, 2023, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $293 million for the year ended December 31, 2023.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2023 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Rule 10b5-1 Trading Plans
During the fourth quarter of 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2024, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2024.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2024, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2024, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2024, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2024.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2024, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the consolidated financial statements
(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
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
10.1
Share Sale and Purchase Agreement, dated as of May 2, 2023, by and among Century Aluminum Jamaica Holdings, Inc., Noble New Asset Intermediate Co Limited, Noble Group Holdings Limited and Noble Resources International Pte, Ltd
		8-K	001-34474	May 5, 2023
10.2
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
10.4
Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		10-Q	001-34474	November 2, 2018
10.5
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
10.6
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
10.7
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
10.8
Amendment No. 4 dated June 14, 2022 to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	June 16, 2022

10.9	Facility Agreement dated 9 December 2022 among Century Aluminum Vlissingen B.V. as borrower and Glencore international AG as lender	8-K	001-34474	December 12, 2022
10.10	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.11	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	001-34474	April 15, 2016
10.12	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	February 28, 2018
10.13	Amendment to Revolving Credit Facility, dated October 2, 2019, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 8, 2019
10.14	Amendment to Revolving Credit Facility, dated September 20, 2021, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 5, 2021
10.15	Amendment to Revolving Credit Facility, dated February 4, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	8-K	001-34474	February 9, 2022
10.16	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.17	Amendment to Revolving Credit Facility, dated September 28, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	10-Q	001-34474	November 7, 2022
10.18	Amendment to Revolving Credit Facility, dated December 7, 2023, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	10-K	001-34474		X
10.19	Term Facility Agreement, dated as of November 2, 2021, by and between Nordural Grundartangi ehf and Arion Bank hf.	8-K	001-34474	November 3, 2021
10.20	Term Facility Agreement, dated as of September 29, 2022, by and between Nordural Grundartangi ehf, as borrower, and Arion Bank hf	10-Q	001-34474	November 7, 2022
10.21	Form of Capped Call Confirmation	8-K	001-34474	April 12, 2021
10.22	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.23	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.24	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.25	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.26	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.27	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009

10.28	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.29	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.30	Century Aluminum Company Annual Incentive Plan.*	10-K	001-34474	March 2, 2015
10.31	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.32	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.33	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 3, 2019.*	8-K	001-34474	June 6, 2019
10.34	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.35	Form of Time-Vesting Performance Share Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	June 27, 2014
10.36	Form of Performance Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	March 24, 2016
10.37	Form of Time-Vesting Share Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.38	Form of Performance Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.39	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.40	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.41	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
10.42	Jesse E. Gary Offer Letter, dated May 17, 2021*	8-K	001-34474	May 17, 2021
10.43	Retirement and Transition Agreement, dated May 17, 2021, between Century Aluminum Company and Michael A. Bless*	8-K	001-34474	May 17, 2021
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X

97.1	Incentive Compensation Recoupment Policy	X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ JESSE E. GARY
Jesse E. Gary
President and Chief Executive Officer (Principal Executive Officer)
Dated:	March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JESSE E. GARY	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Jesse E. Gary

*	Chairman	March 15, 2024
Andrew Michelmore

*	Director	March 15, 2024
Jarl Berntzen

*	Director	March 15, 2024
Errol Glasser

*	Director	March 15, 2024
Wilhelm van Jaarsveld

*	Director	March 15, 2024
Jennifer Bush

*	Director	March 15, 2024
Tamla Olivier

/s/ GERALD C. BIALEK	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2024
Gerald C. Bialek

/s/ ROBERT HOFFMAN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2024
Robert Hoffman

*By: /s/ JOHN DEZEE
John DeZee, as Attorney-in-fact