Form 10-Q
period 2024-03-31
CENTURY ALUMINUM CO
filed 2024-05-01
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
☐ Yes ☒ No
The registrant had 92,700,495 shares of common stock outstanding at April 30, 2024.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2024	2023
NET SALES:
Related parties	$315.0	$412.2
Other customers	174.5	140.2
Total net sales	489.5	552.4
Cost of goods sold	473.0	504.3
Gross profit	16.5	48.1
Selling, general and administrative expenses	14.1	13.4
Other operating expense - net	0.5	7.2
Operating income	1.9	27.5
Interest expense - affiliates	(1.8)	—
Interest expense	(7.4)	(8.7)
Interest income	0.7	0.3
Net gain (loss) on forward and derivative contracts	7.4	(57.6)
Bargain purchase gain	245.9	—
Other loss - net	(1.5)	(0.3)
Income (loss) before income taxes	245.2	(38.8)
Income tax (expense) benefit	(0.5)	0.2
Net income (loss)	244.7	(38.6)
Net loss attributable to noncontrolling interests	(2.1)	—
Net income (loss) attributable to Century stockholders	246.8	(38.6)
Less: net income allocated to participating securities	13.2	—
Net income (loss) allocated to common stockholders	$233.6	$(38.6)

INCOME (LOSS) ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$2.52	$(0.42)
Diluted	2.26	(0.42)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92.7	92.3
Diluted	98.7	92.3
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended March 31,
	2024	2023
Comprehensive income (loss):
Net income (loss)	$244.7	$(38.6)
Other comprehensive (loss) income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	(3.4)	—
Amortization of prior service cost during the period	0.1	—
Amortization of net gain during the period	1.7	1.2
Other comprehensive (loss) income before income tax effect	(1.7)	1.1
Income tax effect	—	—
Other comprehensive (loss) income	(1.7)	1.1
Comprehensive income (loss)	243.0	(37.5)
Comprehensive loss attributable to noncontrolling interests	(2.1)	—
Comprehensive income (loss) attributable to Century stockholders	$245.1	$(37.5)
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$93.5	$88.8
Restricted cash	1.5	1.5
Accounts receivable - net	47.8	53.7
Non-trade receivables	38.5	36.2
Due from affiliates	22.8	20.2
Manufacturing credit receivable	57.9	59.3
Inventories	484.2	477.0
Derivative assets	5.3	2.9
Prepaid and other current assets	29.6	27.5
Total current assets	781.1	767.1
Property, plant and equipment - net	984.2	1,004.2
Other assets	84.6	75.2
TOTAL	$1,849.9	$1,846.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$180.5	$249.5
Accrued compensation and benefits	34.0	38.1
Due to affiliates	131.8	101.4
Accrued and other current liabilities	46.3	50.9
Derivative liabilities	0.4	1.4
Deferred credit - preliminary bargain purchase gain	—	273.4
Current debt due to affiliates	10.0	10.0
Current maturities of long-term debt	65.9	38.3
Total current liabilities	468.9	763.0
Long-term debt	452.1	430.9
Accrued benefits costs - less current portion	121.3	120.3
Other liabilities	97.1	66.3
Deferred taxes	73.0	72.4
Asset retirement obligations - less current portion	50.4	49.5
Total noncurrent liabilities	793.9	739.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 8)	—	—
Common stock (Note 8)	1.0	1.0
Additional paid-in capital	2,543.7	2,542.9
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(99.6)	(97.9)
Accumulated deficit	(1,757.3)	(2,004.1)
Total Century shareholders’ equity	601.5	355.6
Noncontrolling interests	(14.4)	(11.5)
Total equity	587.1	344.1
TOTAL	$1,849.9	$1,846.5
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$244.7	$(38.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized (gain) loss on derivative instruments	(6.4)	64.4
Lower of cost or NRV inventory adjustment	—	5.1
Depreciation, depletion and amortization	19.9	15.9
Change in deferred tax benefit (expense)	0.4	(1.5)
Bargain purchase gain	(245.9)	—
Other non-cash items - net	(1.5)	(0.5)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	(1.4)	19.1
Non-trade receivables	5.2	—
Manufacturing credit receivable	(12.6)	—
Due from affiliates	(2.6)	(11.7)
Inventories	(7.2)	(41.1)
Prepaid and other current assets	0.2	1.8
Accounts payable, trade	(33.8)	(17.4)
Due to affiliates	33.6	10.4
Accrued and other current liabilities	(8.4)	(8.7)
Other - net	1.0	2.6
Net cash used in operating activities	(14.8)	(0.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(29.7)	(14.3)
Net cash used in investing activities	(29.7)	(14.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	155.9	192.4
Repayments under revolving credit facilities	(130.5)	(209.4)
Repayments under Iceland term facility	(1.2)	(2.4)
Borrowings under Grundartangi casthouse debt facility	25.0	10.0
Net cash provided by (used in) financing activities	49.2	(9.4)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4.7	(23.9)
Cash, cash equivalents and restricted cash, beginning of period	90.3	55.5
Cash, cash equivalents and restricted cash, end of period	$95.0	$31.6
Supplemental Cash Flow Information:
Cash paid for:
Interest	$2.9	$4.0
Taxes, net of refunds	1.1	(0.4)
Non-cash investing activities:
Capital expenditures	6.7	3.9
Capitalized interest	2.4	1.0
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century Equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2024
Balance, December 31, 2023	52,284	$—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$(11.5)	$344.1
Net income (loss)	—	—	—	—	—	—	—	246.8	246.8	(2.1)	244.7
Other comprehensive loss	—	—	—	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Share-based compensation	—	—	6,069	—	0.8	—	—	—	0.8	—	0.8
Conversion of preferred stock to common stock	(46)	—	4,562	—	—	—	—	—	—	—	—
Noncontrolling interest of business acquired	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, March 31, 2024	52,238	$—	92,700,495	$1.0	$2,543.7	$(86.3)	$(99.6)	$(1,757.3)	$601.5	$(14.4)	$587.1

Three months ended March 31, 2023
Balance, December 31, 2022	53,854	$—	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3	$—	$399.3
Net loss	—	—	—	—	—	—	—	(38.6)	(38.6)	—	(38.6)
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1	—	1.1
Share-based compensation	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Balance, March 31, 2023	53,854	$—	92,323,978	$1.0	$2,540.2	$(86.3)	$(92.9)	$(1,999.6)	$362.4	$—	$362.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2024 and 2023
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum", "Century", "the Company", "we", "us", "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Our consolidated financial statements include the consolidated results of the Jamalco joint venture, an unincorporated joint venture between the Company and Clarendon Alumina Production Limited. Clarendon Alumina Production's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheets.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” (“ASU 2023-07”). Among other changes, the ASU requires disclosure of significant segment expenses and extends certain annual disclosures to interim periods. The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2024. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2023-07.
2.Acquisition of Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by Clarendon Alumina Production Limited ("CAP"), which is owned by the Government of Jamaica. The results of operations have been included in the consolidated financial statements since the acquisition date. The purchase price of the acquisition was $1.00, primarily due to the seller experiencing financial distress following curtailment of Jamalco's operations in the second half of 2021 due to a facility fire, with operations restarting in the second half of 2022.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, resulting in the Company recognizing the assets and liabilities at fair value with the excess over fair value of consideration transferred to the seller presented as a bargain purchase gain of $245.9 million recognized within the Consolidated Statements of Operations for the three months ended March 31, 2024. The Company finalized its purchase accounting as of March 31, 2024.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table represents the allocation of the estimated fair value of identified assets acquired, liabilities assumed and noncontrolling interest as of March 31, 2024

Purchase price allocation	Amount
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$19.4
Restricted cash	8.3
Accounts receivable - net	7.7
Non-trade receivables	40.4
Inventories	103.9
Prepaid and other current assets	4.2
Property, plant and equipment - net	217.2
Other assets	26.1
Accounts payable, trade	(94.6)
Accrued and other current liabilities	(29.5)
Other liabilities	(36.5)
Asset retirement obligation	(23.9)
Total identifiable net assets acquired and liabilities assumed	242.7
Less: noncontrolling interest	(3.2)
Bargain purchase gain	$245.9
The following unaudited pro forma financial information reflects the results of operations of the Company for the three months ended March 31, 2023 as if the acquisition of Jamalco had been completed on January 1, 2023. This unaudited pro forma financial information has been prepared for informational purposes and is not necessarily indicative of the actual consolidated results of operations had the acquisition been completed on January 1, 2023, nor is the information indicative of future results of operations of the combined companies.

Three months ended March 31,
2023
Revenue	$582.2
Earnings	(41.9)
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
For the three months ended March 31, 2024 and 2023, we incurred curtailment charges of approximately $0.6 million and $7.0 million, respectively, including $5.4 million related to demand capacity charges for power during three months ended March 31, 2023. In addition, these charges were partially offset by income related to scrap and materials sales of $0.5 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, recognized in Other operating expense - net within the Consolidated Statements of Operations.
4.Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2024 and 2023 are described below. We believe all of our transactions with related parties are at prices that approximate market.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Glencore Ownership
As of March 31, 2024, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (46.0% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 8. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended March 31, 2024 and 2023, we derived approximately 64.3% and 75.0% of our consolidated net sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months ended March 31, 2024 and 2023, the Company recognized $35.5 million and $21.0 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2024 and March 31, 2023, were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 15. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended March 31,
	2024	2023
Net sales to Glencore	$315.0	$412.2
Purchases from Glencore(1)	59.0	76.1
(1)Includes settlements of financial contract positions.
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
Carbon Credit Repurchase Agreement

In September 2023, our wholly owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), entered into a structured repurchase arrangement ("Agreement") with an affiliate of Glencore and sold 390,000 European Union Allowances ("Carbon Credits") at a price of €82.18 per Carbon Credit, for an aggregate amount of €32.1 million. The terms of the transaction

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
permitted Grundartangi to repurchase the same number of Carbon Credits by December 21, 2023, at a price of €83.72 per Carbon Credit, for an aggregate amount of €32.7 million. In December 2023, the Agreement was amended ("Amended Agreement") to extend the repurchase window to March 25, 2024, and increased the repurchase price to €85.13 per Carbon Credit, for an aggregate amount of €33.2 million. In addition, Grundartangi entered into a second repurchase agreement ("Second Agreement") with Glencore to sell 40,000 Carbon Credits at a price of €69.30 per Carbon Credit and to repurchase the same number of Carbon Credits at a price of €70.71 per Carbon Credit for an aggregate amount of €2.8 million.

In March 2024, the Amended Agreement was amended to extend the repurchase window from March 25, 2024 to August 30, 2024 and the repurchase price was revised to €87.01 per Carbon Credit, for an aggregate amount of €33.9 million. In addition, the Second Agreement was amended to extend the repurchase window from March 25, 2024 to August 30, 2024 and revised the repurchase price to €72.59 per Carbon Credit, for an aggregate amount of €2.9 million. Due to the repurchase element of these transactions, the Company retains substantially all of the remaining benefits of the assets and has accounted for the transaction as a financing arrangement in accordance with Topic 606, Revenue from Contracts with Customers ("ASC 606").
5.    Revenue
We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended March 31,
	2024	2023
United States	$300.0	$342.3
Iceland	189.5	210.1
Total	$489.5	$552.4

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

Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $52.0 million and $30.6 million, as of March 31, 2024 and December 31, 2023, respectively.
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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$11.7	$—	$—	$11.7
Trust assets(1)	1.6	—	—	1.6
Derivative instruments	—	5.3	—	5.3
TOTAL	$13.3	$5.3	$—	$18.6
LIABILITIES:
Derivative instruments	$—	$3.8	$—	$3.8
TOTAL	$—	$3.8	$—	$3.8

Recurring Fair Value Measurements	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$16.8	$—	$—	$16.8
Trust assets(1)	0.2	—	—	0.2
Derivative instruments	—	2.9	—	2.9
TOTAL	$17.0	$2.9	$—	$19.9
LIABILITIES:
Derivative instruments	$—	$7.9	$—	$7.9
TOTAL	$—	$7.9	$—	$7.9
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis. There was no activity related to Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024.

	Level 3 Assets	Level 3 Liabilities
For the three months ended March 31, 2023	LME Forward financial sales contracts	LME forward financial sales contracts
Balance as of January 1, 2023	$1.8	$(4.6)
Transfers out of Level 3(3)	(1.8)	4.6
Balance as of March 31, 2023	$—	$—

Change in unrealized gains (losses)(1)	$—	$—
(1)Gains and losses are presented in the Consolidated Statement of Operations within the line item "Net gain (loss) on forward and derivative contracts."
(2)Transfers into Level 3 due to period of time remaining in derivative contract.
7. Earnings Per Share
Basic and diluted earnings per share ("EPS") amounts are calculated using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating securities as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive securities. Prior to the three months ended March 31, 2024, diluted EPS amounts were calculated by applying the if-converted method as net income allocated to participating securities was not significant.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table shows the basic and diluted (loss) earnings per share:

	For the three months ended March 31,
	2024			2023
	Net Income (Loss)	Shares (in millions)	$ Per Share	Net Income (Loss)	Shares (in millions)	$ Per Share
Net income (loss) attributable to Century stockholders	$246.8			$(38.6)
Less: net income allocated to participating securities	13.2			—
Basic EPS:
Net income (loss) allocated to common stockholders	$233.6	92.7	$2.52	$(38.6)	92.3	$(0.42)
Effect of Dilutive Securities(1):
Share-based compensation	(12.7)	1.4		—	—
Convertible senior notes	1.9	4.6		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders	$222.8	98.7	$2.26	$(38.6)	92.3	$(0.42)

	Three months ended March 31,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2024	2023
Share-based compensation	—	0.9
Convertible preferred shares	5.2	5.4
Convertible notes	—	4.6
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
8. Shareholders’ Equity
Common Stock
As of March 31, 2024 and December 31, 2023, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 99,887,016 shares were issued and 92,700,495 shares were outstanding at March 31, 2024, and 99,876,385 were issued and 92,689,864 shares were outstanding at December 31, 2023.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of March 31, 2024 and December 31, 2023, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At March 31, 2024 and December 31, 2023, 52,238 and 52,284 shares of Series A Convertible Preferred Stock were outstanding, respectively.
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
Through March 31, 2024 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of March 31, 2024.
9.    Income Taxes
For the three months ended March 31, 2024 and 2023, we recorded an income tax expense of $0.5 million and a tax benefit of $0.2 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
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
As of March 31, 2024, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
Section 45X of The Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three months ended March 31, 2024, the Company recognized a reduction of $11.9 million in Cost of goods sold and a reduction of $0.7 million in Selling, general and administrative expenses within the Consolidated Statements of Operations, resulting in an equally offsetting receivable. As of March 31, 2024 and December 31, 2023, the Company recognized a Manufacturing credit receivable of $57.9 million and $59.3 million, respectively, and as of March 31, 2024, recognized a non-current receivable of $14.0 million within Other assets on the Consolidated Balance Sheets.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
10.    Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$172.0	$162.5
Work-in-process	44.7	42.9
Finished goods	48.2	46.3
Operating and other supplies	219.3	225.3
Total inventories	$484.2	$477.0
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.
11. Debt

	March 31, 2024	December 31, 2023
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	17.0	23.7
Iceland Revolving Credit Facility(3)	32.0	—
Grundartangi Casthouse Facility(4)	9.1	5.5
Iceland Term Facility	—	1.3
Vlissingen Facility Agreement(5)	10.0	10.0
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $1.2 million at March 31, 2024(4)	119.8	98.8
7.5% senior secured notes due April 1, 2028, net of financing fees of $2.5 million at March 31, 2024, interest payable semiannually	247.5	247.4
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.4 million at March 31, 2024, interest payable semiannually	84.8	84.7
Total	$528.0	$479.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at March 31, 2024 was 3.77%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2024 was 9.25%.
(3)We incur interest at base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2024 was 8.83%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2024 was 8.84%.
(5)We incur interest at a fixed rate equal to 8.75%.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
As of March 31, 2024, the total estimated fair value of the 2028 Notes was $251.2 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of March 31, 2024, the conversion rate remains unchanged.
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
As of March 31, 2024, the if-converted value of the Convertible Notes does not exceed the outstanding principal amount.
As of March 31, 2024, the total estimated fair value of the Convertible Notes was $88.0 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2024, there were $17.0 million in outstanding borrowings and $58.0 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	March 31, 2024
Credit facility maximum amount	$250.0
Borrowing availability	141.2
Outstanding letters of credit issued	58.0
Outstanding borrowings	17.0
Borrowing availability, net of outstanding letters of credit and borrowings	66.2
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"), which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At March 31, 2024, there were $32.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through December 2026.

Status of our Iceland revolving credit facility:	March 31, 2024
Credit facility maximum amount	$100.0
Borrowing availability	94.3
Outstanding letters of credit issued	—
Outstanding borrowings	32.0
Borrowing availability, net of borrowings	62.3
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of March 31, 2024, there were $130.0 million in outstanding borrowings under the Casthouse Facility.
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts were made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount paid in January 2024. Borrowings under the Iceland Term Facility bore interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. The Iceland Term Facility has been repaid in full and has terminated pursuant to its terms in the first quarter of 2024.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million (the "Vlissingen Facility Agreement") in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024, the maturity date of the Vlissingen Facility Agreement. As of March 31, 2024, there were $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
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
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2024, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of March 31, 2024, $2.0 million was recorded in Other current liabilities and $3.4 million was recorded in Other liabilities on the Consolidated Balance Sheets.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of March 31, 2024, we made contributions of $6.9 million and no payments for the three months ended March 31, 2024 related to the Amended PBGC Settlement Agreement.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Hawesville has a term through December 31, 2025, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
Sebree
Sebree has a power supply arrangement with Kenergy and Century Marketer, LLC (“Century Marketer"), Century's wholly-owned subsidiary that acts as a MISO market participant. Under this arrangement, Sebree gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Sebree has a term through December 31, 2025, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
Mt. Holly
CASC has a power supply agreement with Santee Cooper that has an effective term through December 2026. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates.
Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW of aggregate power with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR"). These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with each of HS and OR provide power at LME-based variable rates for the duration of these agreements. Under the terms of the Landsvirkjun agreement, Landsvirkjun will provide up to 182 MW over time to support the most recent capacity creep requirements and the new billet casthouse at Grundartangi. The Landsvirkjun agreement provides for fixed rates on most of the 182 MW, with a variable rate applicable to a smaller portion of the power through December 31, 2026. Grundartangi also has a separate 25 MW power purchase agreement with Landsvirkjun at LME-based variable rate.
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
100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through May 31, 2024, and Vlissingen is currently in the process of negotiating a new contract with the FME.
Approximately 40% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2028. Mt. Holly employees are not represented by a labor union.
Approximately 62% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts were effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of March 31, 2024, the principal and accrued interest for the contingent obligation was $31.2 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of March 31, 2024, the LME forward market prices do not exceed the threshold for payment. In addition, based on the current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
13. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	March 31, 2024	December 31, 2023
Defined benefit plan liabilities	$(103.5)	$(101.8)
Unrealized gain on financial instruments	1.6	1.6
Other comprehensive loss before income tax effect	(101.9)	(100.2)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(99.6)	$(97.9)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2024	December 31, 2023
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.3)	(0.3)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, December 31, 2023	$(99.4)	$1.5	$(97.9)
Other comprehensive loss before reclassifications	(3.4)	—	(3.4)
Net amount reclassified to net income (loss)	1.8	(0.1)	1.7
Balance, March 31, 2024	$(101.0)	$1.4	$(99.6)

Balance, December 31, 2022	$(95.6)	$1.6	$(94.0)
Net amount reclassified to net income (loss)	1.2	(0.1)	1.1
Balance, March 31, 2023	$(94.4)	$1.5	$(92.9)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended March 31,
AOCL Components	Location	2024	2023
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.9	$0.8
	Selling, general and administrative expenses	0.2	0.2
	Other operating expense - net	0.7	0.2
	Net of tax	$1.8	$1.2

Unrealized gain (loss) on financial instruments	Cost of goods sold	$(0.1)	$(0.1)
	Net of tax	$(0.1)	$(0.1)
14. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended March 31,
	2024	2023
Service cost	$0.6	$1.1
Interest cost	3.5	2.6
Expected return on plan assets	(3.8)	(5.9)
Amortization of prior service costs	0.1	—
Amortization of net loss	1.7	0.9
Net periodic benefit cost (income)	$2.1	$(1.3)

	Other Postretirement Benefits
	Three months ended March 31,
	2024	2023
Interest cost	$1.0	$0.7
Amortization of net loss	—	0.3
Net periodic benefit cost	$1.0	$1.0
15. Derivatives
As of March 31, 2024, we had an open position of 26,181 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2024. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of March 31, 2024, we had no open fixed for floating swaps.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse and the Sebree casthouse project denominated in these currencies ("casthouse currency hedges"). As of March 31, 2024, we had no open casthouse currency hedges.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
We have entered into financial contracts to hedge a portion of our exposure at our operations to Heavy Fuel Oil (“HFO price swaps”). The HFO volume is measured per barrel. As of March 31, 2024, we had an open position of 245,000 barrels. The HFO price swaps are expected to settle monthly through February 2025.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of March 31, 2024 and December 31, 2023, the Company had not recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of March 31, 2024 and December 31, 2023, respectively:

	Asset Fair Value
	March 31, 2024	December 31, 2023
Commodity contracts(1)	$5.3	$2.9

	Liability Fair Value
	March 31, 2024	December 31, 2023
Commodity contracts(1)	$3.8	$7.8
Foreign exchange contracts(2)	—	0.1
Total	$3.8	$7.9
(1)Commodity contracts reflect our outstanding LME forward financial sales contracts and HFO price swaps. At March 31, 2024, $3.4 million of Due to affiliates was related to commodity contracts with Glencore. At December 31, 2023, $6.4 million of Due to affiliates was related to commodity contract liabilities with Glencore.
(2)Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended March 31,
	2024	2023
Commodity contracts(1)	$7.3	$(59.1)
Foreign exchange contracts	0.1	1.6
Total	$7.4	$(57.5)
(1)For the three months ended March 31, 2024, $4.0 million of the net gain was with Glencore, and for the three months ended March 31, 2023, $14.9 million of the net loss was with Glencore.

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
•The impact of the wars in Ukraine and in the Middle East, including any sanctions and export controls targeting Russia and businesses tied to Russia and to sanctioned entities and individuals, including any possible impact on our business, operations, financial condition, results of operations, and global supply chains;
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
•Our ability to qualify for and realize potential tax benefits under the Inflation Reduction Act of 2022 and the anticipated amounts of such benefits;
•Our ability to realize the full amount of the DOE $500 million grant, to negotiate favorable terms and conditions related to such grant, to raise additional capital through additional grants, incentives, subsidized loans and other debt and equity funding to support construction of a new aluminum smelter;
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

•Our plans and expectations regarding potential M&A and joint venture activity including our ability to consummate such transactions and our assessments of certain risks associated with the same, including, for example, unforeseen costs and expenses associated with unidentified liabilities, and difficulties integrating an acquired asset into our existing operations; and
•Our future business objectives, plans, strategies and initiatives, including our competitive position and prospects.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the risk factors and forward-looking statements cautionary language contained in Item 1A. Risk Factors in our Annual Report on Form 10-K, quarterly reports on Form 10-Q and in other filings made with the SEC. Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that could cause actual results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Recent Developments
U.S. Department of Energy Award
On March 25, 2024, the U.S. Department of Energy ("DOE") Office of Clean Energy Demonstrations selected the Company to begin award negotiations for up to $500.0 million in Bipartisan Infrastructure Law and Inflation Reduction Act funding to build a new aluminum smelter as part of the Industrial Demonstrations Program ("IDP"). With the help of this funding, we plan to build the first new U.S. primary aluminum smelter in 45 years at a site within the Ohio/Mississippi River Basins.
Section 45X of the Inflation Reduction Act
On December 14, 2023, the U.S. Treasury Department’s issued proposed regulations implementing Section 45X of the Inflation Reduction Act, which provided guidance on rules taxpayers must satisfy to qualify for the tax credit. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the proposed regulations, for the three months ended March 31, 2024, we recognized $11.9 million as a reduction in Cost of goods sold and $0.7 million as a reduction in Selling, general and administrative expenses within the Consolidated Statements of Operations, resulting in an equally offsetting receivable. As of March 31, 2024 and December 31, 2023, we recognized a Manufacturing credit receivable of $57.9 million and $59.3 million, respectively, and as of March 31, 2024, we recognized a non-current receivable of $14.0 million within Other assets on the Consolidated Balance Sheets.
Hawesville curtailment
In August 2022 we fully curtailed production at the Hawesville facility and expect to continue to maintain the plant with the intention of restarting operations when market conditions permit, including energy prices returning to more normalized levels and aluminum prices maintaining levels that can support the on-going costs and capital expenditures necessary to restart and operate the plant.
For the three months ended March 31, 2024 and 2023, we incurred curtailment charges of approximately $0.6 million and $7.0 million, respectively. These charges were partially offset by income related to scrap and materials sales of $0.5 million and $0.7 million for the March 31, 2024 and 2023 recognized in Other operating expense - net within the Consolidated Statements of Operations.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., acquired for $1.00 a 55% interest in Jamalco, an unincorporated joint venture with Clarendon Alumina Production Limited ("CAP"), which is owned by the Government of Jamaica. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the manager of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes. We finalized the purchase accounting and recognized a bargain purchase gain of $245.9 million within the Consolidated Statements of Operations for the three months ended March 31, 2024. Our historical financial statements for periods prior to May 2, 2023 do not include the results of Jamalco. Refer to Note 2. Acquisition of Jamalco for further information.
Equipment Failure
Starting in June 2023, we experienced power disruptions due to damage to the Jamalco power generation unit. The equipment returned to full capacity as of the end of October 2023, but we continued to experience some inefficiencies into the three months ended March 31, 2024. These inefficiencies led to higher production costs of alumina capitalized into inventory, some of which was shipped in the period. The cumulative impact of the equipment failure from the second quarter of 2023 through March 31, 2024 was approximately $38.8 million. We are actively engaged with our insurance carriers in connection with this equipment failure to determine the specific amount of coverage available to us, including any applicable deductibles.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by producers, geopolitical and economic conditions, as well as production costs in major production regions. These factors can be highly variable and difficult to predict, which can lead to significant volatility in the price of aluminum. Increases or decreases in primary aluminum prices drive variability in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to limit our downside price risk. Information regarding financial contracts is included in Note 15. Derivatives and risks associated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We saw continued declines in the pricing of aluminum through the first quarter of 2024, which was a continuation of Western demand challenges despite global LME inventory levels near all-time lows in 2023. The following table summarizes the average price for primary aluminum per tonne for the three months ended March 31, 2024 and 2023.

	Three months ended
($ per tonne)	March 31, 2024	March 31, 2023
Average LME	$2,199	$2,399
Average MWP	402	618
Average EDPP	246	302
Results of Operations
The following discussion for the three months ended March 31, 2024 reflects no change in production capacities, other than the continued curtailment of the Hawesville smelter, at our operating facilities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See “Item 1A. Risk Factors — Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2023. Power costs at our Kentucky plants are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in April, with the April 2023 auction resulting in capacity prices returning towards normalized levels which has reduced our capacity costs significantly from the prior year. Our expected capacity demand costs for power were approximately $1.5 million for the twelve months ending May 31, 2024, in addition to the market price of power used. We anticipate the capacity demand power costs resulting from the April 2024 auction for the twelve months ending May 31, 2025 to be approximately $3.1 million.

In 2024, energy prices in the U.S. and Europe have moderated from their previously elevated levels. European energy markets impact our Vlissingen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe has historically been dependent upon imported natural gas from Russia, and the significant reduction in Russian gas supply to Europe has resulted in increased uncertainty with respect to the price and availability of natural gas. Adverse changes to European natural gas prices or availability could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended		Three months ended
	Sequential		Year-to-date
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
NET SALES:
Related parties	$315.0	$371.8	$315.0	$412.2
Other customers	174.5	140.5	174.5	140.2
Total net sales	489.5	512.3	489.5	552.4
Gross profit	16.5	39.4	16.5	48.1
Net income (loss)	244.7	25.6	244.7	(38.6)
Net loss attributable to noncontrolling interests	(2.1)	(4.4)	(2.1)	—
Net income (loss) attributable to Century stockholders	246.8	30.0	246.8	(38.6)

INCOME (LOSS) ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$2.52	$0.31	$2.52	$(0.42)
Diluted	2.26	0.30	2.26	(0.42)

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2024
1st Quarter	97,602	$258.1	77,025	$189.5	174,627	$447.6

2023
4th Quarter	96,002	$259.2	77,869	$196.7	173,871	$455.9
1st Quarter	102,430	317.6	78,735	210.1	181,165	527.7
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Net sales	$489.5	$512.3	$489.5	$552.4
Net sales decreased by $22.8 million for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, primarily driven by unfavorable volume and sales mix of $16.0 million and unfavorable LME and regional premium price realizations of $4.5 million.

Net sales decreased by $62.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by unfavorable volume and sales mix of $53.4 million and unfavorable LME and regional premium price realizations of $49.4 million. The change in net sales of aluminum was offset by $40.1 million attributable to alumina sales by Jamalco, whose operations were not reflected in our results of operations for the three months ended March 31, 2023.
Gross profit

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Gross profit	$16.5	$39.4	$16.5	$48.1
Gross profit decreased by $22.9 million for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, primarily attributable to the full-year 2023 IRA Section 45X credit recorded in the prior quarter and only one quarter of credit recorded in the current period, resulting in a decrease of $44.6 million, and unfavorable LME and regional price realizations of $4.5 million. These factors were partially offset by favorable raw material price realization of $22.1 million and favorable power price realization of $3.8 million.
Gross profit decreased by $31.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by unfavorable LME and regional price realization of $49.4 million and unfavorable volume and sales mix of $36.9 million. These factors were partially offset by favorable raw material price realization of $32.3 million and power price realization of $22.4 million, and $11.9 million attributable to the IRA Section 45X credit.
Selling, general and administrative expenses

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Selling, general and administrative expenses	$14.1	$8.1	$14.1	$13.4
Selling, general and administrative expenses increased by $6.0 million for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, primarily driven by share-based compensation costs as a result of quarter over quarter changes in the Company's stock price and partially offset by recognition of the full-year 2023 IRA Section 45X tax credit recorded in the prior quarter and only one quarter of credit recorded in the current period.
Selling, general and administrative expenses increased by $0.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by an increase in share-based compensation costs resulting from the increase of the Company's stock price between periods. and partially offset by $0.7 million reduction for Section 45X tax credit.
Net gain (loss) on forward and derivative contracts

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Net gain (loss) on forward and derivative contracts	$7.4	$11.9	$7.4	$(57.6)
Net gain on forward and derivative contracts was $7.4 million for the three months ended March 31, 2024, a decrease of $4.5 million as compared to the three months ended December 31, 2023. The change was primarily driven by decreased losses on LME and heavy fuel oil forward contracts, attributable to favorable fluctuations in the forward prices and volume of contracts settled.
Net gain on forward and derivative contracts was $7.4 million for the three months ended March 31, 2024, a change of $65.0 million as compared to the three months ended March 31, 2023. The transition from loss to gain was primarily driven by reduced losses on Nord Pool derivative contracts which were settled in December 2023.

Bargain purchase gain

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Bargain purchase gain	$245.9	$—	$245.9	$—
We finalized the purchase accounting related to the acquisition of 55% interest in Jamalco, which was acquired on May 2, 2023, and recognized a bargain purchase gain of $245.9 million for the three months ended March 31, 2024.

Income tax (expense) benefit

	Quarter ended		Three months ended
	Sequential		Year-to-date
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Income tax (expense) benefit	$(0.5)	$(6.6)	$(0.5)	$0.2
Income tax expense decreased by $6.1 million for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, primarily driven by changes in the jurisdictional mix of earnings.
Income tax changed to expense of $0.5 million for the three months ended March 31, 2024, compared to a benefit of $0.2 million for the three months ended March 31, 2023, primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 9. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of March 31, 2024, we had cash and cash equivalents of approximately $93.5 million and unused availability under our revolving credit facilities of $208.5 million (including $80.0 million under the Vlissingen Facility Agreement referred to below). Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $302.0 million as of March 31, 2024.
Available Cash
Our available cash and cash equivalents balance at March 31, 2024 was $93.5 million compared to $88.8 million at December 31, 2023.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
(in millions)	2024	2023
Net cash used in operating activities	$(14.8)	$(0.2)
Net cash used in investing activities	(29.7)	(14.3)
Net cash provided by (used in) financing activities	49.2	(9.4)
Change in cash, cash equivalents and restricted cash	$4.7	$(23.9)
The increase in net cash used in operating activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by timing of payments and receipts.
The increase in net cash used in investing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to higher cash spend on the purchase of property, plant and equipment in the current year attributable to the Grundartangi casthouse project and Jamalco, which was not acquired until the second quarter of 2023.
The change in net cash used in financing activities to net cash provided by financing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to net borrowings on our revolving credit facilities and Grundartangi Casthouse Facility.
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
We have also entered into, through our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), a $50.0 million revolving credit facility, dated November 2013, as amended (the "Iceland revolving credit facility"). On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. The Iceland revolving credit facility matures in December 2026.
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of March 31, 2024, our U.S. revolving credit facility had a borrowing availability of $141.2 million, outstanding borrowings of $17.0 million, and $58.0 million of outstanding letters of credit with total availability of $66.2 million. Of the outstanding letters of credit, $13.7 million are related to our power commitments, $17.3 million are related to raw material security, and the remaining $27.1 are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of March 31, 2024, our Iceland revolving credit facility had a borrowing base of $94.3 million and $32.0 million outstanding borrowings, with total availability of $62.3 million.
As of March 31, 2024, our credit facilities (including the Vlissingen Facility Agreement referred to below) had $208.5 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base, but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2024, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate plus applicable margin as defined within the agreement. As of March 31, 2024 there were $130.0 million in outstanding borrowings under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of March 31, 2024, we were in compliance with all such covenants.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Under the Iceland Term Facility, repayments of principal amounts were made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount paid in January 2024. Borrowings under the Iceland Term Facility bore interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published at any time by the European Money Markets Institute. The Iceland Term Facility has been repaid in full and has terminated pursuant to its terms in the first quarter of 2024.
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024 (the Vlissingen Facility Agreement"). The obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen's facilities are located. Vlissingen's moveable assets, financial assets, receivables and other assets, and Vlissingen's shares. The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. The availability period for borrowings under the Vlissingen Facility Agreement ends December 2, 2024. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of March 31, 2024, there were $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of March 31, 2024, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	March 31, 2024	December 31, 2023
Current assets	$384.2	$361.5
Non-current assets	677.1	648.6
Current liabilities	293.3	253.6
Non-current liabilities	492.7	485.7

Three months ended March 31, 2024
Net sales	$393.8
Gross profit	14.1
Income before income taxes	3.9
Net loss	246.7
As of March 31, 2024 and December 31, 2023, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $40.7 million and $48.7 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $392.6 million and $384.9 million, respectively. As of March 31, 2024 and December 31, 2023, an intercompany current loan due to the Company from the Non-Guarantors totaled $3.0 million and $2.9 million, respectively. As of March 31, 2024, an intercompany current loan due from the Non-Guarantors to the Company totaled $50.3 million. There was no intercompany current loan due from the Non-Guarantors to the Company as of December 31, 2023.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of March 31, 2024, the principal and accrued interest for the contingent obligation was $31.2 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of March 31, 2024, based on the LME forward market prices and our expected level of Hawesville operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of March 31, 2024, we made contributions of $6.9 million related to the Amended PBGC Settlement Agreement. We did not make any contributions for the three months ended March 31, 2024 and 2023.
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
Other Items
In August 2022, President Biden signed the IRA into law. The IRA provides for substantial tax credits and incentives for the development of critical minerals (including aluminum), renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit. For the quarter ended March 31, 2024, we recognized $11.9 million as a reduction in Cost of goods sold and $0.7 million as a reduction in Selling, general and administrative expenses within the Consolidated Statements of Operations, resulting in an equally offsetting receivable. As of March 31, 2024 and December 31, 2023, we recognized a Manufacturing credit receivable of $57.9 million and $59.3 million, respectively, and as of March 31, 2024, we recognized a noncurrent receivable of $14.0 million within Other assets on the Consolidated Balance Sheets.
During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is expected to continue through the first half of 2024. The Grundartangi casthouse project will be fully funded through the Casthouse Facility. The project is progressing and is expected to ship first billets out of the casthouse during the second half of 2024, subject to market conditions.
In 2011, our Board of Directors authorized a $60.0 million common stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2021, 2022, and 2023. As of March 31, 2024, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century

Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At March 31, 2024, we had $2.0 million in other current liabilities and $3.4 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the three months ended March 31, 2024 were $12.8 million, excluding expenditures of $16.8 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2024, excluding the Grundartangi casthouse project, will be approximately $20 to $30 million, related to our ongoing investment and sustainability projects at our aluminum smelters and alumina refinery.

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
We are also exposed to price risk for alumina which is one of the largest components of our cost of goods sold. Certain portions of the alumina we purchase is priced based on a published alumina index. As a result, our cost structure is exposed to market fluctuations and price volatility. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we are not able to directly pass on increased production costs to our customers. From time to time, we may manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).
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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements. These power purchase agreements, which will expire on various dates from 2026 through 2036 (subject to extension), currently provide power at LME-based variable rates for 70% of Grundartangi's power requirements. The remaining 30% of Grundartangi's power requirements is primarily at fixed rates plus a small variable rate portion.
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.
Electrical Power Price Sensitivity
Given our market-based power supply agreements, we have electrical power price risk for our operations, whether due to fluctuations in the price of power available on the MISO power market or the price of natural gas. Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

The consumption shown in the table below reflects each operation at 100% production capacity and does not reflect production curtailments.
Electrical power price sensitivity by location:

	Hawesville	Sebree	Mt. Holly	Grundartangi	Total
Expected average load (in megawatts ("MW"))	482	385	400	537	1,804
Quarterly estimated electrical power usage (in megawatt hours ("MWh"))	1,055,580	843,150	876,000	1,176,030	3,950,760
Quarterly cost impact of an increase or decrease of $1 per MWh (in millions)	$1.1	0.8	0.9	1.2	$4.0
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	3,504,000	4,704,120	15,803,040
Annual cost impact of an increase or decrease of $1 per MWh (in millions)	$4.2	3.4	3.5	4.7	$15.8
Foreign Currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona ("ISK"), the Euro, the Chinese renminbi, the Jamaican dollar and other currencies. Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in Euros and Chinese renminbi. We also have deposits denominated in ISK in Icelandic banks and our estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. Vlissingen's labor costs, maintenance costs, and other local services are denominated in Euros. Further, Jamalco's labor costs, maintenance costs, and other local services are denominated in Jamaican dollars. We also have deposits denominated in Jamaican dollars in Jamaican banks and our estimated payments of Jamaican income taxes and any associated refunds are denominated in Jamaican dollars. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s, Vlissingen's and Jamalco's operating margins.
We may manage our foreign currency exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. We have entered into financial contracts to hedge the risk of fluctuations associated with the ISK and Euro under our casthouse currency hedges.
Natural Economic Hedges
Any analysis of our exposure to the commodity price of aluminum should consider the impact of natural hedges provided by certain contracts that contain pricing indexed to the LME price for primary aluminum. Certain alumina contracts and a substantial portion of Grundartangi’s electrical power requirements are indexed to the LME price for primary aluminum and provide a natural hedge for a portion of our production.
Risk Management
Any metals, power, natural gas and foreign currency risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative assets and liabilities as of March 31, 2024 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at March 31, 2024. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$5.3	$1.7

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$3.8	$8.1
(1)Commodity contracts reflect our outstanding LME forward financial sales contracts and HFO price swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Material Weakness Remediation
As of December 31, 2023, our management had identified a deficiency in the design of internal control over financial reporting related to the application of purchase accounting to our acquisition of Jamalco. The design deficiency was determined to be a material weakness related to the review of the Company's allocation of excess fair value acquired between non-controlling interest and preliminary deferred bargain purchase gain.
Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, during the three months ended March 31, 2024, management, with the oversight of the Audit Committee of the Board of Directors, took actions to remediate the material weakness in internal control over financial reporting in the first quarter of 2024. We have changed the design of our internal controls over financial reporting to include a review of the allocation of the excess fair value of the net assets acquired at an entity level. We completed our assessment of the redesigned control related to the application of purchase accounting to determine if it was designed and operating effectively for all adjustments made during the three months ended March 31, 2024 in finalizing our purchase accounting. As a result of our assessment, management concluded that the material weakness associated with the application of purchase accounting was remediated as of March 31, 2024.
b. Changes in Internal Control over Financial Reporting
As permitted by applicable SEC guidance, we exclude General Alumina Holdings Limited, the holder of a 55% interest in our Jamalco joint venture ("Jamalco"), which was acquired on May 2, 2023, from our assessment of internal control over financial reporting and procedures for the first year after acquisition. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include Jamalco's operations. Except as described in the preceding sentence and above under "Material Weakness Remediation", during the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at March 31, 2024, refer to Note 12. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
The following is an update to the risk factors set forth in our Annual report on Form 10-K for the fiscal year ended December 31, 2023. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2024. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our $500 million grant from the DOE remains subject to negotiation of specific terms, and completion of a new primary aluminum facility supported by the grant will require us to obtain additional financing which may not be available at all or on acceptable terms; continued availability of grant funding is uncertain and contingent on our compliance with the requirements being negotiated with the DOE.
On March 25, 2024, the DOE Office of Clean Energy Demonstrations selected the Company to begin award negotiations for up to $500 million in Bipartisan Infrastructure Law and Inflation reduction Act funding to build a new aluminum smelter as part of the Industrial Demonstrations Program (“IDP”). Once finalized, the grant funding will remain subject to certain conditions precedent and other terms and conditions to be agreed between us and the DOE. The grant funding is expected to support the construction of a new aluminum smelter in the Mississippi/Ohio River basins. To complete this project, we will need to obtain substantial additional financing, and we cannot assure you that such financing will be available at all or on acceptable terms. The terms and conditions of the grant remain subject to negotiation with the DOE, and the grant may be terminated or modified. We may seek additional grant and incentive awards to support construction of the new facility. Our ability to obtain additional grants or incentives from government entities in the future is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants and other incentives is highly competitive. We may not be successful in obtaining any additional grants, loans or other incentives.
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
During the quarter ended March 31, 2024, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $114 million for the quarter ended March 31, 2024.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2024, that requires disclosure in this report under Section 13(r) of the Exchange Act.
Securities Trading Plans of Directors and Officers
During the three months ended March 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act has informed us that he or she has adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Century Aluminum Company

Date:	May 1, 2024	By:	/s/ GERALD C. BIALEK
Gerald C. Bialek
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2024	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)