Form 10-Q
period 2024-06-30
CENTURY ALUMINUM CO
filed 2024-08-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
☐ Yes ☒ No
The registrant had 92,785,652 shares of common stock outstanding at August 7, 2024.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
NET SALES:
Related parties	$324.2	$427.2	$639.2	$839.4
Other customers	236.6	148.3	411.1	288.5
Total net sales	560.8	575.5	1,050.3	1,127.9
Cost of goods sold	540.4	559.6	1,013.4	1,063.9
Gross profit	20.4	15.9	36.9	64.0
Selling, general and administrative expenses	12.3	12.0	26.4	25.4
Other operating expense - net	1.7	4.6	2.2	11.8
Operating income (loss)	6.4	(0.7)	8.3	26.8
Interest expense	(10.3)	(8.7)	(19.5)	(17.4)
Interest income	0.6	0.4	1.3	0.7
Net gain (loss) on forward and derivative contracts	(4.0)	9.1	3.4	(48.5)
Bargain purchase gain	—	—	245.9	—
Other income (loss) - net	1.1	(3.5)	(0.4)	(3.8)
Income (loss) before income taxes	(6.2)	(3.4)	239.0	(42.2)
Income tax (expense) benefit	(0.5)	10.0	(1.0)	10.2
Net income (loss)	(6.7)	6.6	238.0	(32.0)
Net loss attributable to noncontrolling interests	(4.2)	(0.9)	(6.3)	(0.9)
Net income (loss) attributable to Century stockholders	(2.5)	7.5	244.3	(31.1)
Less: net income allocated to participating securities	—	0.4	13.0	—
Net income (loss) allocated to common stockholders	$(2.5)	$7.1	$231.3	$(31.1)

NET INCOME (LOSS) ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$(0.03)	$0.08	$2.50	$(0.34)
Diluted	(0.03)	0.07	2.24	(0.34)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92.7	92.3	92.7	92.3
Diluted	92.7	93.2	98.8	92.3
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Comprehensive income (loss):
Net income (loss)	$(6.7)	$6.6	$238.0	$(32.0)
Other comprehensive income (loss) before income tax effect:
Net gain loss on foreign currency cash flow hedges reclassified as income	—	—	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	—	—	(3.4)	—
Amortization of prior service benefit (cost) during the period	(0.1)	0.1	—	0.1
Amortization of net gain during the period	1.6	2.1	3.3	3.3
Other comprehensive (loss) income before income tax effect	1.5	2.2	(0.2)	3.3
Income tax effect	—	—	—	—
Other comprehensive income (loss)	1.5	2.2	(0.2)	3.3
Comprehensive income (loss)	(5.2)	8.8	237.8	(28.7)
Comprehensive loss attributable to noncontrolling interests	(4.2)	(0.9)	(6.3)	(0.9)
Comprehensive income (loss) attributable to Century stockholders	$(1.0)	$9.7	$244.1	$(27.8)
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$41.3	$88.8
Restricted cash	1.5	1.5
Accounts receivable - net	83.7	53.7
Non-trade receivables	53.5	36.2
Due from affiliates	7.5	20.2
Manufacturing credit receivable	57.1	59.3
Inventories	467.5	477.0
Derivative assets	5.4	2.9
Prepaid and other current assets	18.4	27.5
Total current assets	735.9	767.1
Property, plant and equipment - net	971.5	1,004.2
Other assets	97.8	75.2
TOTAL ASSETS	$1,805.2	$1,846.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$200.3	$249.5
Accrued compensation and benefits	38.2	38.1
Due to affiliates	108.3	101.4
Accrued and other current liabilities	49.5	50.9
Derivative liabilities	2.7	1.4
Deferred credit - preliminary bargain purchase gain	—	273.4
Current debt due to affiliates	10.0	10.0
Current maturities of long-term debt	19.1	38.3
Total current liabilities	428.1	763.0
Long-term debt	451.3	430.9
Accrued benefits costs - less current portion	120.2	120.3
Deferred taxes	73.4	72.4
Asset retirement obligations - less current portion	49.9	49.5
Other liabilities	99.4	66.3
Total noncurrent liabilities	794.2	739.4
TOTAL LIABILITIES	$1,222.3	$1,502.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 8)	—	—
Common stock (Note 8)	1.0	1.0
Additional paid-in capital	2,544.7	2,542.9
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(98.1)	(97.9)
Accumulated deficit	(1,759.8)	(2,004.1)
Total Century shareholders’ equity	601.5	355.6
Noncontrolling interests	(18.6)	(11.5)
Total equity	582.9	344.1
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,805.2	$1,846.5
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$238.0	$(32.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized (gain) loss on derivative instruments	(3.7)	66.3
Depreciation, depletion and amortization	41.7	31.5
Change in deferred tax benefit (expense)	0.6	(12.6)
Gain on sale of assets	(2.3)	—
Bargain purchase gain	(245.9)	—
Other non-cash items - net	0.5	3.7
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	(37.4)	26.0
Non-trade receivables	(1.6)	—
Manufacturing credit receivable	(23.8)	—
Due from affiliates	12.8	(12.2)
Inventories	9.4	(18.5)
Prepaid and other current assets	10.0	7.7
Accounts payable, trade	(13.4)	(72.9)
Due to affiliates	8.8	7.7
Accrued and other current liabilities	(0.5)	3.0
Other - net	3.5	0.4
Net cash used in operating activities	(3.3)	(1.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(46.6)	(36.6)
Proceeds from sale of assets	2.3	—
Acquisition of subsidiary, net of cash acquired	—	19.4
Net cash used in investing activities	(44.3)	(17.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	297.9	407.8
Repayments under revolving credit facilities	(321.6)	(396.6)
Repayments under Iceland term facility	(1.2)	(6.1)
Borrowings under Grundartangi casthouse debt facility	25.0	20.0
Net cash provided by financing activities	0.1	25.1
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(47.5)	6.0

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2024	2023
Cash, cash equivalents and restricted cash, beginning of period	90.3	55.5
Cash, cash equivalents and restricted cash, end of period	$42.8	$61.5

Supplemental Cash Flow Information:
Cash paid for:
Interest	$16.6	$17.9
Taxes, net of refunds	3.8	(0.3)
Non-cash investing activities:
Capital expenditures	5.9	7.8
Capitalized interest	3.4	2.3
Distribution of property, plant and equipment to NCI	8.3	—
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century Equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2024
Balance, March 31, 2024	52,238	$—	92,700,495	$1.0	$2,543.7	$(86.3)	$(99.6)	$(1,757.3)	$601.5	$(14.4)	$587.1
Net income (loss)	—	—	—	—	—	—	—	(2.5)	(2.5)	(4.2)	(6.7)
Other comprehensive loss	—	—	—	—	—	—	1.5	—	1.5	—	1.5
Share-based compensation	—	—	38,594	—	1.0	—	—	—	1.0	—	1.0
Conversion of preferred stock to common stock	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2024	52,238	$—	92,739,089	$1.0	$2,544.7	$(86.3)	$(98.1)	$(1,759.8)	$601.5	$(18.6)	$582.9

Three months ended June 30, 2023
Balance, March 31, 2023	53,854	$—	92,323,978	$1.0	$2,540.2	$(86.3)	$(92.9)	$(1,999.6)	$362.4	$—	$362.4
Net income (loss)	—	—	—	—	—	—	—	7.5	7.5	(0.9)	$6.6
Other comprehensive income	—	—	—	—	—	—	2.2	—	2.2	—	$2.2
Share-based compensation	—	—	19,735	—	0.8	—	—	—	0.8	—	$0.8
Conversion of preferred stock to common stock	(148)	—	14,836	—	—	—	—	—	—	—	—
Noncontrolling interest	—	$—	—	—	—	—	—	—	—	32.8	$32.8
Balance, June 30, 2023	53,706	—	92,358,549	$1.0	$2,541.0	$(86.3)	$(90.7)	$(1,992.1)	$372.9	$31.9	$404.8
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century Equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2024
Balance, December 31, 2023	52,284	$—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$(11.5)	$344.1
Net income (loss)	—	—	—	—	—	—	—	244.3	244.3	(6.3)	238.0
Other comprehensive income	—	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Share-based compensation	—	—	44,663	—	1.8	—	—	—	1.8	—	1.8
Conversion of preferred stock to common stock	(46)	—	4,562	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, June 30, 2024	52,238	$—	92,739,089	$1.0	$2,544.7	$(86.3)	$(98.1)	$(1,759.8)	$601.5	$(18.6)	$582.9

Six months ended June 30, 2023
Balance, December 31, 2022	53,854	—	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3	$—	$399.3
Net income (loss)	—	—	—	—	—	—	—	(31.1)	(31.1)	(0.9)	$(32.0)
Other comprehensive income	—	—	—	—	—	—	3.3	—	3.3	—	$3.3
Share-based compensation	—	—	19,735	—	1.4	—	—	—	1.4	—	$1.4
Conversion of preferred stock to common stock	(148)	—	14,836	—	—	—	—	—	—	—	—
Noncontrolling interest	—	$—	—	—	—	—	—	—	—	32.8	$32.8
Balance, June 30, 2023	53,706	—	92,358,549	$1.0	$2,541.0	$(86.3)	$(90.7)	$(1,992.1)	$372.9	$31.9	$404.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Six months ended June 30, 2024 and 2023
(amounts in millions, except share and per share amounts)
(Unaudited)
1.General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum", "Century", "the Company", "we", "us", "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Our consolidated financial statements include the consolidated results of the Jamalco joint venture ("Jamalco"), an unincorporated joint venture between General Alumina Jamaica Limited ("GAJL"), an indirect, wholly-owned subsidiary of the Company, and Clarendon Alumina Production Limited ("CAP"). CAP's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheets.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures." ("ASU 2023-07"). Among other changes, the ASU requires disclosure of significant segment expenses and extends certain annual disclosures to interim periods. The amendments in this ASU are effective for the Company beginning with its annual financial statements for the year ending December 31, 2024. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2023-07.
In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2025, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is currently evaluating the requirements of ASU 2023-09.
2.Acquisition of Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc. ("CAJH"), completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited ("GAHL"), the indirect holder of a 55% interest in Jamalco, an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by CAP, which is owned by the Government of Jamaica. The results of operations have been included in the consolidated financial statements since the acquisition date. The purchase price of the acquisition was $1.00, primarily due to the seller experiencing financial distress following curtailment of Jamalco's operations in the second half of 2021 due to a facility fire, with operations restarting in the second half of 2022.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, resulting in the Company recognizing the assets and liabilities at fair value with the excess over fair value of consideration transferred to the seller presented as a bargain purchase gain of $245.9 million recognized within the Consolidated Statements of Operations for the six months ended June 30, 2024. During the first quarter of 2024, the Company finalized the Jamalco purchase price allocation and recognized measurement period adjustments, which primarily resulted from third-party valuation adjustments to risk premiums, reducing the value of property, plant and equipment by $29.0 million. This reduction in value of property plant and equipment resulted in a corresponding reduction to the bargain purchase gain of $29.0 million decreasing the value of the previously recognized bargain purchase gain of $273.4 million as of

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
December 31, 2023 to $245.9 million as of March 31, 2024. The Company finalized its purchase accounting as of March 31, 2024.

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
The following unaudited pro forma financial information reflects the results of operations of the Company for the three and six months ended June 30, 2023 as if the acquisition of Jamalco had been completed on January 1, 2023. This unaudited pro forma financial information has been prepared for informational purposes and is not necessarily indicative of the actual consolidated results of operations had the acquisition been completed on January 1, 2023, nor is the information indicative of future results of operations of the combined companies.

	Three months ended June 30, 2023	Six months ended June 30, 2023
Revenue	$595.3	$1,177.6
Earnings	6.7	(33.0)
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
For the three and six months ended June 30, 2024, we incurred curtailment charges of approximately $1.7 million and $2.4 million, respectively. These charges were partially offset by income related to scrap and materials sales of $0.5 million for the six months ended June 30, 2024. There were no scrap and materials sales as of the three months ended June 30, 2024. Comparatively, for the three and six months ended June 30, 2023 we incurred curtailment charges of approximately $4.4 million and $11.4 million, including $3.6 million and $9.0 million related to demand capacity charges for power, respectively. These charges were partially offset by income related to scrap and materials sales of $0.5 million and $1.2 million for the three and six months ended June 30, 2023.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
4.Related Party Transactions
The significant related party transactions occurring during the three and six months ended June 30, 2024 and 2023 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of June 30, 2024, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (45.9% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 8. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended June 30, 2024 and 2023, we derived approximately 58% and 74% of our consolidated net sales from Glencore, respectively. For the six months ended June 30, 2024 and 2023, we derived approximately 61% and 74% of our consolidated net sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and six months ended June 30, 2024, the Company recognized $50.3 million and $85.8 million, respectively, of revenue related to alumina sales to Glencore. For the three and six months ended June 30, 2023, we recorded $65.8 million and $86.8 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three and six months ended June 30, 2024 and June 30, 2023, were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
We have certain financial contracts with Glencore. See Note 15. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales to Glencore	$324.2	$427.2	$639.2	$839.4
Purchases from Glencore(1)	56.2	75.2	115.2	151.4
(1)Includes settlements of financial contract positions.

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
Carbon Credit Repurchase Agreement

In September 2023, our wholly owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), entered into a structured repurchase arrangement ("Agreement") with an affiliate of Glencore and sold 390,000 European Union Allowances ("Carbon Credits") at a price of €82.18 per Carbon Credit, for an aggregate amount of €32.1 million. The terms of the transaction permitted Grundartangi to repurchase the same number of Carbon Credits by December 21, 2023, at a price of €83.72 per Carbon Credit, for an aggregate amount of €32.7 million. In December 2023, the Agreement was amended ("Amended Agreement") to extend the repurchase window to March 25, 2024, and increased the repurchase price to €85.13 per Carbon Credit, for an aggregate amount of €33.2 million. In addition, Grundartangi entered into a second repurchase agreement ("Second Agreement") with Glencore to sell 40,000 Carbon Credits at a price of €69.30 per Carbon Credit and to repurchase the same number of Carbon Credits at a price of €70.71 per Carbon Credit by March 25, 2024 for an aggregate amount of €2.8 million.

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
5.    Revenue
We disaggregate our revenue by geographical region as follows:

Net Sales	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$375.0	$363.2	$675.0	$705.5
Iceland	185.8	212.3	375.3	422.4
Total	$560.8	$575.5	$1,050.3	$1,127.9

The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three and six months ended June 30, 2024 and 2023.

Net Sales	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Aluminum	$454.9	$509.7	$904.3	$1,041.1
Alumina	105.9	65.8	146.0	86.8
Total	$560.8	$575.5	$1,050.3	$1,127.9

We enter into contracts to sell mainly primary aluminum to our customers. Revenue is recognized when our performance obligations with our customers are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customers which is generally upon shipment or delivery to customer directed locations. The amount of consideration we receive, thus the revenue we recognize, is a function of volume delivered, market price of primary

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
aluminum which is based on the LME, plus regional premiums and any value-added product premiums. We have also entered into agreements with our customers to sell certain amounts of alumina at market-based prices.

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

Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $42.4 million and $30.6 million, as of June 30, 2024 and December 31, 2023, respectively.
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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$20.1	$—	$—	$20.1
Trust assets(1)	1.2	—	—	1.2
Derivative instruments	—	5.5	—	5.5
TOTAL	$21.3	$5.5	$—	$26.8
LIABILITIES:
Derivative instruments	$—	$6.7	$—	$6.7
TOTAL	$—	$6.7	$—	$6.7

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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis. There was no activity related to Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2024.

	Level 3 Assets	Level 3 Liabilities
For the six months ended June 30, 2023	LME Forward financial sales contracts	LME forward financial sales contracts
Balance as of January 1, 2023	$1.8	$(4.6)
Transfers out of Level 3(1)	(1.8)	4.6
Balance as of June 30, 2023	$—	$—

Change in unrealized gains (losses)(2)	$—	$—
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table shows the basic and diluted (loss) earnings per share:

	For the three months ended June 30,
	2024			2023
	Net Income (Loss)	Shares (in millions)	$ Per Share	Net Income (Loss)	Shares (in millions)	$ Per Share
Net income (loss) attributable to Century stockholders	$(2.5)			$7.5
Less: net income allocated to participating securities	—			0.4
Basic EPS:
Net income (loss) allocated to common stockholders	$(2.5)	92.7	$(0.03)	$7.1	92.3	$0.08
Effect of Dilutive Securities(1):
Share-based compensation	—	—		(0.2)	0.9
Convertible senior notes	—	—		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders	$(2.5)	92.7	$(0.03)	$6.9	93.2	$0.07

	For the six months ended June 30,
	2024			2023
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net (loss) income attributable to Century stockholders	$244.3			$(31.1)
Less: net income allocated to participating securities	13.0			—
Basic EPS:
Net (loss) income allocated to common stockholders	$231.3	92.7	$2.50	$(31.1)	92.3	$(0.34)
Effect of Dilutive Securities(1):
Share-based compensation	(12.2)	1.5		—	—
Convertible senior notes	2.6	4.6		—	—
Diluted EPS:
Net (loss) income allocated to common stockholders with assumed conversion	$221.7	98.8	$2.24	$(31.1)	92.3	$(0.34)

	Three months ended June 30,		Six months ended June 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2024	2023	2024	2023
Share-based compensation	1.9	—	—	0.9
Convertible preferred shares	5.2	5.4	5.2	5.4
Convertible notes	4.6	4.6	—	4.6
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
8. Shareholders’ Equity
Common Stock
As of June 30, 2024 and December 31, 2023, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 99,925,610 shares were issued and 92,739,089 shares were outstanding at June 30, 2024, and 99,876,385 were issued and 92,689,864 shares were outstanding at December 31, 2023.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of June 30, 2024 and December 31, 2023, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At June 30, 2024 and December 31, 2023, 52,238 and 52,284 shares of Series A Convertible Preferred Stock were outstanding, respectively. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock.
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
Through June 30, 2024 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of June 30, 2024.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
9.    Income Taxes
For the three months ended June 30, 2024 and 2023, we recorded an income tax expense of $0.5 million and a tax benefit of $10.0 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded an income tax expense of $1.0 million and a tax benefit of $10.2 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
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
As of June 30, 2024, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance.
Section 45X of The Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three and six months ended June 30, 2024, the Company recognized a reduction of $10.7 million and $22.6 million in Cost of goods sold and a reduction of $0.5 million and $1.2 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations, resulting in an equally offsetting manufacturing credit receivable. As of June 30, 2024 and December 31, 2023, the Company recognized a Manufacturing credit receivable of $57.1 million and $59.3 million, respectively, and as of June 30, 2024, recognized a Non-current Manufacturing credit receivable of $26.0 million within Other assets on the Consolidated Balance Sheets.
10.    Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$113.0	$162.5
Work-in-process	49.0	42.9
Finished goods	53.2	46.3
Operating and other supplies	252.3	225.3
Total inventories	$467.5	$477.0
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
11. Debt

	June 30, 2024	December 31, 2023
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	—	23.7
Iceland Revolving Credit Facility(3)	—	—
Grundartangi Casthouse Facility(4)	11.3	5.5
Iceland Term Facility	—	1.3
Vlissingen Facility Agreement(5)	10.0	10.0
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.0 million at June 30, 2024(4)	118.7	98.8
7.5% senior secured notes due April 1, 2028, net of financing fees of $2.3 million at June 30, 2024, interest payable semiannually	247.7	247.4
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.3 million at June 30, 2024, interest payable semiannually	84.9	84.7
Total	$480.4	$479.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at June 30, 2024 was 4.14%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2024 was 9.25%.
(3)We incur interest at base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2024 was 8.84%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2024 was 8.88%.
(5)We incur interest at a fixed rate equal to 8.75%.
7.5% Senior Secured Notes due 2028
In April 2021, we issued $250.0 million in aggregate principal amount of 7.5% senior secured notes due April 1, 2028 (the "2028 Notes"). We received proceeds of $245.2 million, after payment of certain financing fees and related expenses. The 2028 Notes bear interest semi-annually in arrears on April 1 and October 1 of each year, which began on October 1, 2021, at a rate of 7.5% per annum in cash. The 2028 Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of collateral. We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of June 30, 2024.
As of June 30, 2024, the total estimated fair value of the 2028 Notes was $252.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of June 30, 2024, the conversion rate remains unchanged.
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
As of June 30, 2024, the if-converted value of the Convertible Notes does not exceed the outstanding principal amount.
As of June 30, 2024, the total estimated fair value of the Convertible Notes was $94.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The U.S. revolving credit facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments, and prepayments of indebtedness, as well as a covenant that requires the Borrowers to maintain certain minimum liquidity or availability requirements. We are in compliance with all applicable covenants as of June 30, 2024.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At June 30, 2024, there were no outstanding borrowings and $40.8 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	June 30, 2024
Credit facility maximum amount	$250.0
Borrowing availability	162.1
Outstanding letters of credit issued	40.8
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	121.3
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"), which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At June 30, 2024, there were no outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through December 2026.
Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2024, we were in compliance with all such covenants.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Status of our Iceland revolving credit facility:	June 30, 2024
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	100.0
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of June 30, 2024, there were $130.0 million in outstanding borrowings under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2024, we were in compliance with all such covenants.
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
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million (the "Vlissingen Facility Agreement") in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024, the maturity date of the Vlissingen Facility Agreement. As of June 30, 2024, there were $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. As of June 30, 2024, we were in compliance with all such covenants
Hancock County Industrial Revenue Bonds
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
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2024, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of June 30, 2024, $2.0 million was recorded in Other current liabilities and $3.5 million was recorded in Other liabilities on the Consolidated Balance Sheets.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of June 30, 2024, we made contributions of $6.9 million and no payments related to the Amended PBGC Settlement Agreement. Comparatively, as of June 30, 2023, we made contributions of $2.4 million related to the Amended PBGC Settlement Agreement.
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
Sebree
Sebree has a power supply arrangement with Kenergy and Century Marketer. Under this arrangement, Sebree gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Sebree has a term through December 31, 2025, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
Mt. Holly
Century Aluminum of South Carolina ("CASC") has a power supply agreement with Santee Cooper that has an effective term through December 2026. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates.
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
100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through December 31, 2025.
Approximately 38% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the temporary curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2028. Mt. Holly employees are not represented by a labor union.
Approximately 61% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts were effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Contingent obligations
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of June 30, 2024, the principal and accrued interest for the contingent obligation was $31.6 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of June 30, 2024, the LME forward market prices do not exceed the threshold for payment. In addition, based on the current level of Hawesville's operations, including the temporary curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
13. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	June 30, 2024	December 31, 2023
Defined benefit plan liabilities	$(101.8)	$(101.8)
Unrealized gain on financial instruments	1.4	1.6
Other comprehensive loss before income tax effect	(100.4)	(100.2)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(98.1)	$(97.9)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2024	December 31, 2023
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.3)	(0.3)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, March 31, 2024	$(101.0)	$1.4	$(99.6)
Net amount reclassified to net income (loss)	1.5	—	1.5
Balance, June 30, 2024	$(99.5)	$1.4	$(98.1)

Balance, March 31, 2023	$(94.4)	$1.5	$(92.9)
Net amount reclassified to net income (loss)	2.2	—	2.2
Balance, June 30, 2023	$(92.2)	$1.5	$(90.7)

Balance, December 31, 2023	$(99.4)	$1.5	$(97.9)
Other comprehensive loss before reclassifications	(3.4)	—	(3.4)
Net amount reclassified to net income (loss)	$3.3	$(0.1)	$3.2
Balance, June 30, 2024	$(99.5)	$1.4	$(98.1)

Balance, December 31, 2022	$(95.6)	$1.6	$(94.0)
Net amount reclassified to net income (loss)	3.4	(0.1)	3.3
Balance, June 30, 2023	$(92.2)	$1.5	$(90.7)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Reclassifications out of AOCL were included in the consolidated statements of operations as follows:

		Three months ended June 30,		Six months ended June 30,
AOCL Components	Location	2024	2023	2024	2023
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.7	$1.4	$1.6	$2.2
	Selling, general and administrative expenses	0.1	0.1	0.3	0.3
	Other operating expense - net	0.7	0.7	1.4	0.9
	Income tax effect	—	—	—	—
	Net of tax	$1.5	$2.2	$3.3	$3.4

Unrealized gain (loss) on financial instruments	Cost of goods sold	$—	$—	$(0.1)	$(0.1)
	Income tax effect	—	—	—	—
	Net of tax	$—	$—	$(0.1)	$(0.1)
14. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$0.7	$0.1	$1.3	$1.1
Interest cost	3.2	4.4	6.7	7.0
Expected return on plan assets	(4.1)	(1.7)	(7.9)	(7.5)
Amortization of prior service costs	—	—	0.1	0.1
Amortization of net loss	1.3	2.4	3.0	3.2
Net periodic benefit cost (income)	$1.1	$5.2	$3.2	$3.9

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.9	1.2	1.9	1.9
Amortization of prior service cost	(0.1)	—	(0.1)	—
Amortization of net loss	0.3	(0.2)	0.3	0.1
Net periodic benefit cost	$1.2	$1.0	$2.2	$2.1
15. Derivatives
As of June 30, 2024, we had an open position of 42,654 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through July 2025. We also had an open position

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
of 25,200 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through July 2025. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of June 30, 2024, we had no open fixed for floating swaps.
We have entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse denominated in these currencies ("casthouse currency hedges"). As of June 30, 2024, we had no open casthouse currency hedges.
We have entered into financial contracts to hedge a portion of our exposure at our operations to the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”). The natural gas volume is measured per million British Thermal Units ("MMBtu"). As of June 30, 2024 we had no open NYMEX Henry Hub natural gas price swaps.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure (“HFO price swaps”). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of June 30, 2024, we had an open position of 240,000 barrels. The HFO price swaps are expected to settle monthly through May 2025.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of June 30, 2024, we had an open position of 460,080 MWh. The Indiana Hub power price swaps are expected to settle monthly through July 2025.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of June 30, 2024 and December 31, 2023, the Company had not recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of June 30, 2024 and December 31, 2023, respectively:

	Asset Fair Value
	June 30, 2024	December 31, 2023
Commodity contracts(1)	$5.5	$2.9

	Liability Fair Value
	June 30, 2024	December 31, 2023
Commodity contracts(1)	$6.7	$7.8
Foreign exchange contracts(2)	—	0.1
Total	$6.7	$7.9
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indy Hub power price swaps, fixed for floating swaps, NYMEX Henry Hub natural gas price swaps, and HFO price swaps. At June 30, 2024, $4.0 million of Due to affiliates was related to commodity contracts with Glencore. At December 31, 2023, $6.4 million of Due to affiliates was related to commodity contract liabilities with Glencore.
(2)Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Commodity contracts(1)	$(4.0)	$9.1	$3.5	$(50.1)
Foreign exchange contracts	—	0.0	(0.1)	1.6
Total	$(4.0)	$9.1	$3.4	$(48.5)
(1)For the three months ended June 30, 2024, $1.9 million of the net loss was with Glencore, and for the three months ended June 30, 2023, $11.4 million of the net gain was with Glencore. Comparatively, for the six months ended June 30, 2024

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
$2.5 million of the net gain was with Glencore, and for the six months ended June 30, 2023 $3.5 million of the net loss was with Glencore.

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
•The impact of Section 232 and 301 relief, including tariffs or other trade remedies, the extent to which any such remedies may be changed, including through exclusions or exemptions, and the duration of any trade remedy;
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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor, which in aggregate represent more than 75% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
Hurricane Beryl
In early July 2024, Hurricane Beryl temporarily impacted our operations at Jamalco. The production facilities were not materially impacted by the storm with full production resuming shortly after the storm. The port facility was impacted by the storm, where a portion of the alumina conveyor was damaged. Jamalco has secured alternative port arrangements to allow for alumina shipments to its customers while the repairs to the conveyor are ongoing.
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
Section 45X of the Inflation Reduction Act
On December 14, 2023, the U.S. Treasury Department’s issued proposed regulations implementing Section 45X of the Inflation Reduction Act, which provided guidance on rules taxpayers must satisfy to qualify for the tax credit. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the proposed regulations, for the three and six months ended June 30, 2024, we recognized $10.7 million and $22.6 million as a reduction in Cost of goods sold and $0.5 million and $1.2 million, respectively, as a reduction in Selling, general and administrative expenses within the Consolidated Statements of Operations, resulting in an equally offsetting receivable. As of June 30, 2024 and December 31, 2023, we recognized a Manufacturing credit receivable of $57.1 million and $59.3 million, respectively, and as of June 30, 2024, we recognized a Non-current Manufacturing credit receivable of $26.0 million within Other assets on the Consolidated Balance Sheets.
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
For the three and six months ended June 30, 2024, we incurred curtailment charges of approximately $1.7 million and $2.4 million, respectively. These charges were partially offset by income related to scrap and materials sales of $0.5 million for the six months ended June 30, 2024. There were no scrap and materials sales as of the three months ended June 30, 2024.

Comparatively, for the three and six months ended June 30, 2023 we incurred curtailment charges of approximately $4.4 million and $11.4 million, including $3.6 million and $9.0 million related to demand capacity charges for power, respectively. These charges were partially offset by income related to scrap and materials sales of $0.5 million and $1.2 million for the three and six months ended June 30, 2023.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, CAJH, acquired for $1.00 all of the outstanding share capital of GAHL, the indirect holder of a 55% interest in Jamalco, an unincorporated joint venture with CAP, which is owned by the Government of Jamaica. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's indirect wholly-owned subsidiary, GAJL, is the manager of Jamalco. Jamalco has alumina production capacity of approximately 1.4 million tonnes. We finalized the purchase accounting and recognized a bargain purchase gain of $245.9 million within the Consolidated Statements of Operations for the six months ended June 30, 2024. Our historical financial statements for periods prior to May 2, 2023 do not include the results of Jamalco. Refer to Note 2. Acquisition of Jamalco for further information.
Equipment Failure
Starting in June 2023, we experienced power disruptions due to damage to the Jamalco power generation unit. The equipment returned to full capacity as of the end of October 2023, but we continued to experience some inefficiencies into the six months ended June 30, 2024. These inefficiencies led to higher production costs of alumina capitalized into inventory, some of which was shipped in the period. The cumulative impact of the equipment failure from the second quarter of 2023 through June 30, 2024 was approximately $38.8 million. We are actively engaged with our insurance carriers in connection with this equipment failure to determine the specific amount of coverage available to us, including any applicable deductibles.
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
We saw continued increases in the pricing of aluminum through the second quarter of 2024, which is driven by limited supply growth and year over year global demand increases keeping inventory levels near historic lows. The following table summarizes the average price for primary aluminum per tonne for the three months ended June 30, 2024 and March 31, 2024 compared to the average price for primary aluminum per tonne for the six months ended June 30, 2024 and 2023 .

	Quarter ended		Six months ended
($ per tonne)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Average LME	$2,520	$2,199	$2,360	$2,331
Average MWP	$431	402	417	582
Average EDPP	$323	246	285	314
Results of Operations
The following discussion for the three and six months ended June 30, 2024 reflects no change in production capacities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products, caustic soda, natural gas, heavy fuel oil and labor are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See “Item 1A. Risk

Factors — Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2023. Power costs at our Kentucky plants are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in April. Our expected capacity demand costs for power were approximately $2 million for the twelve months ending May 31, 2024, in addition to the market price of power used. We anticipate the capacity demand power costs resulting from the April 2024 auction for the twelve months ending May 31, 2025 to be approximately $3 million.
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

	Quarter ended		Six months ended
	Sequential		Year-to-date
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
NET SALES:
Related parties	$324.2	$315.0	$639.2	$839.4
Other customers	236.6	174.5	411.1	288.5
Total net sales	560.8	489.5	1,050.3	1,127.9
Gross profit	20.4	16.5	36.9	64.0
Net income (loss)	(6.7)	244.7	238.0	(32.0)
Net loss attributable to noncontrolling interests	(4.2)	(2.1)	(6.3)	(0.9)
Net income (loss) attributable to Century stockholders	(2.5)	246.8	244.3	(31.1)

NET INCOME (LOSS) ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$(0.03)	$2.52	$2.50	$(0.34)
Diluted	(0.03)	2.26	2.24	(0.34)

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2024
2nd Quarter	93,805	$266.5	74,103	$185.8	167,908	$452.3
1st Quarter	97,602	$258.1	77,025	$189.5	174,627	$447.6

2023
2nd Quarter	97,224	$296.4	76,425	$212.3	173,649	$508.7
1st Quarter	102,430	317.6	78,735	210.1	181,165	527.7
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.

Net sales

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net sales	$560.8	$489.5	$1,050.3	$1,127.9
Net sales increased by $71.3 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, primarily driven by favorable realized LME and regional price premiums of $21.8 million and alumina sales of $65.8 million. The change in net sales was offset by an unfavorable volume and sales mix of $15.7 million.
Net sales decreased by $77.6 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by unfavorable realized LME and regional price premiums of $78.3 million.
Gross profit

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Gross profit	$20.4	$16.5	$36.9	$64.0
Gross profit increased by $3.9 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, primarily attributable to favorable realized LME and regional price premiums of $21.8 million, partially offset by lower volume of $7.2 million, unfavorable power price realization of $3.6 million, and additional operating expenses related to deferred first quarter maintenance of $5.4 million.
Gross profit decreased by $27.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven by unfavorable realized LME and regional price premiums of $78.3 million, partially offset by favorable power price realization of $25.6 million and $23.8 million attributable to the IRA Section 45X credit.
Selling, general and administrative expenses

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Selling, general and administrative expenses	$12.3	$14.1	$26.4	$25.4
Selling, general and administrative expenses decreased by $1.8 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, primarily driven by decreased compensation costs during the period.
Selling, general and administrative expenses increased by $1.0 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by an increase in share-based compensation costs resulting from the increase of the Company's stock price between periods.
Net gain (loss) on forward and derivative contracts

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net gain (loss) on forward and derivative contracts	$(4.0)	$7.4	$3.4	$(48.5)
Net loss on forward and derivative contracts was $4.0 million for the three months ended June 30, 2024, a difference of $11.4 million as compared to the three months ended March 31, 2024. The change was primarily driven by increased losses on LME and heavy fuel oil forward contracts, attributable to unfavorable fluctuations in the forward prices and volume of contracts settled.

Net gain on forward and derivative contracts was $3.4 million for the six months ended June 30, 2024, a difference of $51.9 million as compared to the six months ended June 30, 2023. The transition from loss to gain was primarily driven by reduced losses on Nord Pool derivative contracts which were settled in December 2023.
Bargain purchase gain

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Bargain purchase gain	$—	$245.9	$245.9	$—
We finalized the purchase accounting related to the acquisition of General Alumina Holdings Limited and subsidiaries, which was acquired on May 2, 2023, and recognized no bargain purchase gain for the three months ended June 30, 2024 and recognized $245.9 million for the six months ended June 30, 2024.

Income tax (expense) benefit

	Quarter ended		Six months ended
	Sequential		Year-to-date
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Income tax (expense) benefit	$(0.5)	$(0.5)	$(1.0)	$10.2
Income tax expense remained consistent for the three months ended June 30, 2024, compared to the three months ended March 31, 2024.
Income tax changed to expense of $1.0 million for the six months ended June 30, 2024, compared to a benefit of $10.2 million for the six months ended June 30, 2023, primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 9. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of June 30, 2024, we had cash and cash equivalents of approximately $41.3 million and unused availability under our revolving credit facilities of $301.3 million (including $80 million under the Vlissingen Facility Agreement referred to below, which expires in December 2024). Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $342.6 million as of June 30, 2024.
Available Cash
Our available cash and cash equivalents balance at June 30, 2024 was $41.3 million compared to $88.8 million at December 31, 2023.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Six months ended June 30,
(in millions)	2024	2023
Net cash used in operating activities	$(3.3)	$(1.9)
Net cash used in investing activities	(44.3)	(17.2)
Net cash provided by financing activities	0.1	25.1
Change in cash, cash equivalents and restricted cash	$(47.5)	$6.0
The increase in net cash used in operating activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by timing of payments and receipts.
The increase in net cash used in investing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to higher cash spend on the purchase of property, plant and equipment in the current year attributable to the Grundartangi casthouse project. Additionally, in the six months ended June 30, 2023, the Company received cash inflows of $19.4 million from the acquisition of subsidiary, net of cash acquired.
The change in net cash provided by financing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to reduction in net borrowings on our revolving credit facilities and Grundartangi Casthouse Facility.
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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of June 30, 2024, our U.S. revolving credit facility had a borrowing availability of $162.1 million, outstanding borrowings of $0.0 million, and $40.8 million of outstanding letters of credit with total availability of $121.3 million. Of the outstanding letters of credit, $13.7 million are related to our power commitments and the remaining $27.1 million are primarily for the purpose of securing certain debt and workers’ compensation commitments. As of June 30, 2024, our Iceland revolving credit facility had a borrowing base of $100.0 million and no outstanding borrowings, with total availability of $100.0 million.
As of June 30, 2024, our credit facilities (including the Vlissingen Facility Agreement referred to below, which facility expires in December 2024) had $301.3 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 as of any date of determination on which availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base, but not less than $17.85 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2024, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, Grundartangi entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130 million in connection with the casthouse project at Grundartangi (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in December 2029. The Casthouse Facility bears interest at a rate plus applicable margin as defined within the agreement. As of June 30, 2024 there were $130.0 million in outstanding borrowings under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of June 30, 2024, we were in compliance with all such covenants.
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
Vlissingen Facility Agreement
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG pursuant to which Vlissingen may borrow from time to time up to $90.0 million in one or more loans at a fixed interest rate equal to 8.75% per annum and payable on December 2, 2024 (the Vlissingen Facility Agreement"). The obligations under the Vlissingen Facility Agreement are secured by liens on the ground lease on which Vlissingen's facilities are located. Vlissingen's moveable assets, financial assets, receivables and other assets, and Vlissingen's shares. The Vlissingen Facility Agreement contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. The availability period for borrowings under the Vlissingen Facility Agreement ends December 2, 2024. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of June 30, 2024, there were $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of June 30, 2024, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	June 30, 2024	December 31, 2023
Current assets	$393.2	$361.5
Non-current assets	634.7	648.6
Current liabilities	224.9	253.6
Non-current liabilities	503.4	485.7

Six months ended June 30, 2024
Net sales	$831.3
Gross profit	50.5
Income before income taxes	26.1
Net income	244.3
As of June 30, 2024 and December 31, 2023, an intercompany receivable due to the Company and Guarantors from the Non-Guarantors totaled $48.6 million and $48.7 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantors totaled $344.1 million and $384.9 million, respectively. An intercompany current loan due to the Company from the Non-Guarantors totaled $2.9 million as of December 31, 2023, and as of June 30, 2024 there was no outstanding balance on this loan.
Contingent Commitments
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between Century Aluminum of Kentucky ("CAKY"), Big Rivers Electric Corporation and a third party and the execution in July 2009 of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of June 30, 2024, the principal and accrued interest for the contingent obligation was $31.6 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. As of June 30, 2024, based on the LME forward market prices and our expected level of Hawesville operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of June 30, 2024, we made contributions of $6.9 million related to the Amended PBGC Settlement Agreement. We did not make any contributions for the three months ended June 30, 2024 and 2024.
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
Section 301 Tariffs
On May 22, 2024, the United States Trade Representative (USTR) issued a proposal (the “Proposal”) to implement new tariffs on certain items and increase existing tariffs on other items imported from China pursuant to USTR’s authority under
Section 301 of the Trade Act of 1974. The new and increased tariffs were adopted pursuant to the USTR’s authority to investigate unfair trade barriers and impose measures to counteract a foreign country’s unfair or discriminatory trade practices.
Under the Proposal, tariffs on aluminum imported from China are expected to increase to 25% from the current 7.5% tariff imposed in 2018. The increased tariff is in addition to the 10% tariff imposed under Section 232 of the Trade Expansion Act. The new and increased Section 301 tariffs are only applicable to imports with China as the country of origin.
Other Items
In August 2022, President Biden signed the IRA into law. The IRA provides for substantial tax credits and incentives for the development of critical minerals (including aluminum), renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit. For the three and six months ended June 30, 2024, we recognized $10.7 million and $22.6 million as a reduction in Cost of goods sold and $0.5 million and $1.2 million, respectively, as a reduction in Selling, general and administrative expenses within the Consolidated Statements of Operations, resulting in an equally offsetting receivable. As of June 30, 2024 and December 31, 2023, we recognized a Manufacturing credit receivable of $57.1 million and $59.3 million, respectively, and as of June 30, 2024, we recognized a Non-current Manufacturing credit receivable of $26.0 million within Other assets on the Consolidated Balance Sheets.
During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and was completed during the second quarter of 2024. The Grundartangi casthouse project was fully funded through the Casthouse Facility. The project is expected to ship first billets out of the casthouse during the second half of 2024, subject to market conditions.
In 2011, our Board of Directors authorized a $60.0 million common stock repurchase program and during the first quarter of 2015, our Board of Directors increased the size of the program by $70.0 million. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2021, 2022, and 2023. As of June 30, 2024, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At June 30, 2024, we had $2.0 million in other current liabilities and $3.5 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the six months ended June 30, 2024 were $17.7 million, excluding expenditures of $27.8 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2024, excluding the Grundartangi casthouse project, will be approximately $20 to $30 million, related to our ongoing investment and sustainability projects at our aluminum smelters and alumina refinery.

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

The consumption shown in the table below reflects each operation at 100% production capacity and does not reflect production curtailments.
Electrical power price sensitivity by location:

	Hawesville	Sebree	Mt. Holly	Grundartangi	Total
Expected average load (in megawatts ("MW"))	482	385	400	543	1,810
Quarterly estimated electrical power usage (in megawatt hours ("MWh"))	1,055,580	843,150	876,000	1,189,170	3,963,900
Quarterly cost impact of an increase or decrease of $1 per MWh (in millions)	$1.1	0.8	0.9	1.2	$4.0
Annual expected electrical power usage (in MWh)	4,222,320	3,372,600	3,504,000	4,756,680	15,855,600
Annual cost impact of an increase or decrease of $1 per MWh (in millions)	$4.2	3.4	3.5	4.8	$15.9
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

Fair Values and Sensitivity Analysis
The following tables present the fair value of our derivative assets and liabilities as of June 30, 2024 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at June 30, 2024. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$5.5	$2.5

	Liability Fair Value	Fair Value with 10% Adverse Price Change
Commodity contracts(1)	$6.7	$15.5
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indy Hub power price swaps, and HFO price swaps.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.
b. Changes in Internal Control over Financial Reporting
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc. ("CAJH"), completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited ("GAHL"), the indirect holder of a 55% interest in Jamalco, an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. We have implemented internal controls over significant processes specific to Jamalco that management believes are appropriate in consideration of related integration of operations, systems, and control activities. Except as described in preceding sentence relating to integration of internal controls specific to Jamalco, as of June 30, 2024 there were no material changes in our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at June 30, 2024, refer to Note 12. Commitments and Contingencies to the consolidated financial statements included herein.
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
During the quarter ended June 30, 2024, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $171 million for the quarter ended June 30, 2024.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2024, that requires disclosure in this report under Section 13(r) of the Exchange Act.
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act has informed us that he or she has adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Century Aluminum Company

Date:	August 8, 2024	By:	/s/ GERALD C. BIALEK
Gerald C. Bialek
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2024	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Vice President and Chief Accounting Officer (Principal Accounting Officer)