Form 10-K
period 2024-12-31
CENTURY ALUMINUM CO
filed 2025-03-03
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2024, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $877,000,000.  As of February 27, 2025, 92,293,344 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2025 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

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
•Our assessment of prices of our key raw materials and supply and availability of those key raw materials, including alumina, coke, pitch and aluminum fluoride;
•Our assessment of power prices and availability, including any potential curtailments or other disruptions in the supply of power;
•The impact of the wars in Ukraine and in the Middle East, including any sanctions and export controls targeting Russia and businesses or individuals tied to Russia;
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
•Our plans and expectations with regards to future operations of our Mt. Holly smelter, including our expectations as to any restart of curtailed production at Mt. Holly including the timing, costs and benefits associated with restarting curtailed production;
•Our plans with regards to the future of our Hawesville smelter;
•Our ability to successfully obtain and/or retain competitive power arrangements for our operations, including securing necessary power arrangement for the greenfield project;
•The impact of Section 232 and 301 trade actions, including tariffs or other trade remedies, the extent to which any such remedies may be changed, including through exclusions or exemptions, and the duration of any trade remedy;
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
•Our expectations regarding the availability of the $500 million DOE funding to our new smelter project, including our ability to raise additional capital through additional grants, incentives, subsidized loans and other debt and equity funding to support construction of a new aluminum smelter and our ability to successfully complete our new smelter project;
•Our ability to access existing or future financing arrangements and the terms of any such future financing arrangements;
•Our ability to repay or refinance debt in the future;
•Our ability to recover losses from our insurance;
•Our assessment and estimates of our pension and other postretirement liabilities, legal and environmental liabilities and other contingent liabilities;
•Our assessment of any future tax audits and expected outcomes;
•Negotiations with current labor unions or future representation by a union of our employees;
•Our assessment of any information technology-related risks, including the risk from cyberattacks or other data security breaches;
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

i

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
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland. Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and value-added product premiums. Our smelters produce standard-grade and value-added primary aluminum products. Our current annual production capacity is approximately 1,020,000 tonnes per year ("tpy"), of which approximately 308,000 tpy was curtailed as of December 31, 2024. We produced approximately 690,000 tonnes of primary aluminum in 2024.
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

Our primary aluminum smelters and their respective primary aluminum capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy) (1)	Actual 2024 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	320,000	309,000
Hawesville, Kentucky, USA	100%	1970	250,000	—
Sebree, Kentucky, USA	100%	1973	220,000	216,000
Mt. Holly, South Carolina, USA	100%	1980	230,000	165,000
			1,020,000	690,000
(1)The tonnes per year (tpy) figures in this column reflect an estimate of the facility's total production capacity based on plant design, historical operating results and operating efficiencies and does not necessarily represent each facility’s maximum production capability.
Grundartangi
The Grundartangi facility, located in Grundartangi, Iceland, is a primary aluminum smelter owned and operated by our wholly-owned subsidiary, Nordural Grundartangi ehf. Grundartangi is our most modern facility with a current production capacity of approximately 320,000 tonnes. Grundartangi produces standard-grade aluminum ingot and a value-added product called primary foundry alloy, which is sold at a premium to standard-grade aluminum.
In 2024, Century completed construction of a new billet casthouse at Grundartangi (the “Casthouse Project”). The new billet casthouse has the capacity to produce 150,000 tonnes of value-added billet. The Casthouse Project will also increase Grundartangi’s annual capacity to produce value-added primary foundry alloys from 60,000 tonnes of capacity to 120,000 tonnes of capacity. This incremental billet and primary foundry alloy capacity displaces standard-grade ingot production, raising expected total value-added product premiums for Grundartangi products. The billet produced at the Grundartangi casthouse is expected to be Natur-AlTM branded billet, our low-carbon aluminum brand.
Hawesville
Hawesville, located adjacent to the Ohio River near Hawesville, Kentucky, is a primary aluminum smelter owned by our wholly-owned subsidiary, Century Kentucky, Inc. ("CAKY"). Hawesville has an annual production capacity of approximately 250,000 tonnes of primary aluminum. In August 2022, we fully curtailed production at the Hawesville facility. We continue to explore all options related to the Hawesville facility, and have engaged financial advisors and launched a formal process to evaluate strategic alternatives and potential value to help us in our overall evaluation of this asset .
Sebree
Sebree, located adjacent to the Green River near Robards, Kentucky, is a primary aluminum smelter owned and operated by our wholly-owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"). Sebree has an annual production capacity of approximately 220,000 tonnes of primary aluminum. Sebree produces standard-grade aluminum that can be cast into sow and value-added products, including billet, that are sold at a premium to standard-grade aluminum or delivered directly to nearby customers as molten metal.
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum smelter owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 230,000 tonnes of primary aluminum. In December 2020, we began a multi-year project to restore previously curtailed capacity at Mt. Holly. The initial phase was completed in 2022 and returned annual active production capacity to approximately 172,000 MT per annum (75% of capacity). Any potential future restart of Mt. Holly's curtailed capacity will be made in the context of then-current market conditions
Mt. Holly produces standard-grade aluminum that is cast into sow as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade aluminum.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2020.

Century Aluminum's Primary Aluminum Shipments
Tonnes (in thousands)
1,000
800
600
400
200
0
2020
2021
2022
2023
2024
Iceland
United States
Total

Carbon Anode Production Facility
Vlissingen
In addition to our primary aluminum assets, we own a carbon anode production facility located in Vlissingen, Netherlands, which is owned and operated by our wholly-owned subsidiary, Century Aluminum Vlissingen B.V. Vlissingen has an annual carbon anode production capacity of approximately 163,000 tonnes. Vlissingen supplies anodes primarily to our Grundartangi smelter, meeting 93% to 98% of Grundartangi’s carbon anodes requirements at current production levels. Each of our smelters in the United States produces anodes at on-site facilities.
Bauxite Mining and Alumina Refining Facility
Jamalco
In May 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco, an unincorporated joint venture with the Government of Jamaica through its controlled entity Clarendon Alumina Production Limited ("CAP"). Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes, and produced approximately 1.1 million tonnes of alumina in 2024 and approximately 1.0 million tonnes of alumina in 2023. Refer to Note 2. Acquisition of Jamalco for further information.

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
Customer Base
We have historically derived substantially all of our consolidated net sales of primary aluminum from a small number of customers. For the year ended December 31, 2024, we derived approximately 59.1% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore"). Glencore purchased aluminum produced at our U.S. smelters at prices based on the LME price for primary aluminum plus the Midwest premium plus any additional market-based product premiums. Glencore also purchased aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums. We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices.
Glencore beneficially owns 42.9% of our outstanding common stock (45.8% on a fully diluted basis). See Note 4. Related Party Transactions to the consolidated financial statements included herein for additional information concerning our relationship with Glencore. We currently have agreements in place to sell a substantial portion of our 2025 production to Glencore. We expect that the rest of our 2025 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Key Production Costs
Alumina, electrical power, carbon products, labor, and other controllable costs are the principal components of our cost of production. These components together represented over 76% of our cost of goods sold for the year ended December 31, 2024. For a description of certain risks related to our raw materials, electrical power, labor and other key supplies, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Alumina Supply Agreements
For the year ended December 31, 2024, approximately 327,000 tonnes, or 30% of Jamalco's alumina production, was sold to our aluminum smelters. For the period from May 2, 2023 to December 31, 2023 approximately 287,000 tonnes, or 42% of Jamalco's alumina production was sold to Grundartangi. Our historical financial statements for periods prior to May 2, 2023 do not include the results of Jamalco. While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (1)
Glencore	500,000 tpy	Through December 2028	LME-linked
Concord Resources Ltd.	Approximately 540,000 tpy	Through December 2029	Fixed, LME-linked, and API-linked components
(1) "API" refers to a published alumina price index.

Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun	Through 2026 - 2036	Variable rate based on (i) the LME price for primary aluminum (~70%) or (ii) a fixed rate plus an LME-linked component from 2024 - 2026
Orkuveita Reykjavíkur ("OR")
HS Orka hf ("HS")
Hawesville	Kenergy Corporation ("Kenergy")	Through May 31, 2028	Variable rate based on market prices
Sebree	Kenergy	Through May 31, 2028	Variable rate based on market prices
Mt. Holly	Santee Cooper	Through December 31, 2026	Service-based rates
Electrical power represents one of the largest components of our cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. The paragraphs below summarize the sources of power and the long-term power arrangements for each of our operations.
Grundartangi. Power is currently supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with three separate power suppliers - HS, Landsvirkjun and OR. These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with each of HS and OR provide power at LME-based variable rates for the duration of these agreements. The larger Landsvirkjun agreement provides for fixed rates with an additional variable rate linked to the LME. Grundartangi also has a separate 25 MW power purchase agreement with Landsvirkjun at LME-based variable rate. Historically, all of the power supplied to Grundartangi has been delivered at prices indexed to the price of primary aluminum. Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.
Hawesville. CAKY has a power supply arrangement with Kenergy and Century Marketer, LLC (“Century Marketer"), Century's wholly-owned subsidiary that acts as a Midcontinent Independent System Operator ("MISO") market participant. Under this arrangement, Hawesville gets access to power at MISO pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Hawesville. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Hawesville has a term through December 31, 2026, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
Sebree. Century Sebree has a power supply arrangement with Kenergy and Century Marketer. Under this arrangement, Sebree gets access to power at MISO pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Sebree has a term through December 31, 2026, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
Mt. Holly. CASC has a power supply agreement with Santee Cooper that has an effective term through December 2026. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at service-based rates. The contract provides sufficient power to allow Mt. Holly to operate at its current production capacity, as well as an option to take additional power to support any future restart of the remaining 25% of production capacity.
See Note 17. Commitments and Contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.

Employees and Human Capital Resources
We believe our employees are key to achieving our business goals and growth strategy. As of December 31, 2024, we had 2,971 employees. Of these, 1,229 were domiciled in the United States, 886 in Jamaica, 775 in Iceland and 81 in the Netherlands.
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
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Jamalco facilities are represented by labor unions, representing 59% of our total workforce. Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2024
Hawesville	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”)	Through April 1, 2026
Sebree	USW	Through October 28, 2028
Vlissingen	Federation for the Metal and Electrical Industry (“FME”)	Through December 31, 2025
Jamalco	Union of Technical, Administrative, and Supervisory Personnel ("UTASP")	Through December 31, 2023
Approximately 86% of Grundartangi’s workforce is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement was effective through December 31, 2024. Grundartangi is currently in the process of negotiating a new contract. Until a new contract is reached, employees will continue to operate under the current agreement.

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
Approximately 39% of our U.S. based workforce is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with USW for its employees is effective through October 28, 2028.
Approximately 61% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts are effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups. Until new contracts are reached, employees will continue to operate under the current agreements.
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
Strong Internal Growth Opportunities. Over the past several years, we have undertaken various expansion programs at all of our operating facilities and continue to pursue additional internal growth opportunities. In 2022, we completed a project to restart approximately 172,000 tonnes of production capacity at Mt. Holly (bringing its operations to 75% of Mt. Holly's maximum production capacity) and can restart another 58,000 tonnes of production capacity in the future provided we are able to obtain sufficient energy at competitive rates.
In 2024, Century completed construction of the Grundartangi Casthouse Project. The new value-added casthouse can produce up to 150,000 tonnes of billet and 120,000 tonnes of primary foundry alloys, in each case from existing Grundartangi production.
Since our purchase of the Vlissingen facility, we have completed a variety of expansion projects and efficiency programs in order to more than double its production capacity. Vlissingen supplies anodes primarily to our Grundartangi smelter, meeting 93% to 98% of Grundartangi’s carbon anodes requirements at current production levels. We continue to pursue additional internal growth opportunities to maximize efficiencies and improve overall performance.
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
Duty Free Access to our Major Customer Markets. Our facilities benefit from international and national trade laws and regulations. For example, the European Union imposes import tariffs on primary aluminum from producers outside the European Economic Area (the "EEA"), which includes Iceland, and the U.S. currently imposes a 10% tariff on certain primary aluminum imports into the United States, which is expected to increase to 25% effective March 12, 2025. Our U.S. and Icelandic businesses currently access these respective markets duty-free which provides us with an advantage over our competitors who sell into these markets under these tariff regimes.
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
Diverse Value Added Product and Secondary Market Portfolio. We have the ability across our operations to cast a variety of aluminum products, both in terms of shapes and alloys. These value-added primary aluminum products are sold at a premium to standard-grade aluminum. Each of our smelters have value-added casthouses that have the ability to produce large volumes of billet, slab and other value-added products.
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
•Requirement to maintain substantial resources for operations
•Exposure to political, economic, regulatory, currency and other risks related to our domestic and international operations
•Unpredictable events affecting operations
•Impact of our hedging transactions
•Complexity of Jamalco business
•Risks of Jamalco Joint Venture structure
•Risks related to material weaknesses and ineffective internal controls over financial reporting

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
•Failure of IT systems, network disruptions, cyber-attacks, and other security data breaches
Risks Related to Legal, Regulatory and Compliance Matters
•Effects of climate change, climate change legislation and/or environmental regulations
•Effects of environmental, health and safety laws and regulations
•Effects of trade laws or regulations
•Effects of litigation and legal proceedings
•Realization of benefits under Inflation Reduction Act Section 45X
•Availability of our $500 million DOE funding to support the new aluminum smelter
•Ability to use certain NOLs to offset future taxable income
Risks Related to Acquisition
•Effect of any future acquisitions or joint ventures on the Company and its operations
Risks Related to Stock Ownership
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by global producers, political and economic conditions including the implementation and modifications of tariff regimes, as well as raw material and other production costs in major production regions. These factors can be highly speculative and difficult to predict which can lead to significant volatility in the price of aluminum. A deterioration in global economic conditions or a regional or worldwide financial downturn may also adversely affect future demand and prices for aluminum. Geopolitical uncertainty of any kind (including an outbreak or escalation of a regional conflict, such as the current situation in Ukraine or the hostilities in the Middle East), major public health issues (such as an outbreak of a pandemic or epidemic like COVID-19) or other unexpected events have the potential to negatively impact business confidence, potentially resulting in reduced global or regional demand for aluminum and increased price volatility. Such events may also impact prices by causing disruptions in our operations, supply chain, or workforce.
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
In late 2023, we finalized a new power agreement with Santee Cooper at our Mt. Holly smelter which provides access to sufficient energy to potentially allow Mt. Holly to restart the remaining 25% of its curtailed production capacity. Any potential future restart of this curtailed capacity will be made in the context of then-current market conditions that are subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of metal premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also affect the economic viability of restarting the remaining curtailed capacity at Mt. Holly.
There can be no assurance that we will be able to restart the 25% of Mt. Holly's production that remains curtailed within a projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of a restart, delay a restart or render a restart not feasible. Our ability to finance a restart could also be impacted by our cash position and results of operations. Any delay in the completion of such a project, unexpected or increased costs or inability to fund a restart could have a material adverse effect on our business, financial position, results of operations and liquidity.
Future options with respect to our Hawesville smelter remain subject to strategic review.
In the third quarter of 2022, we curtailed all operations at our Hawesville smelter. We continue to explore all options related to the Hawesville smelter and have engaged financial advisors and launched a formal process to evaluate strategic alternatives and potential value to help us in our overall evaluation of this asset. There can be no assurance that we will decide to sell Hawesville, that we will be able to sell Hawesville on commercially attractive terms, or at all, or that if we elect to restart Hawesville, that such restarted operations would be profitable.

Any potential future restart of operations at the Hawesville smelter will be made in the context of then-current market conditions that are subject to risks outside of our control, specifically the LME price of aluminum, price and availability of raw materials and price levels of metal premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also make the restart of Hawesville operations uneconomic.
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
Our business depends upon the adequate supply of alumina, aluminum fluoride, calcined petroleum coke, pitch, carbon anodes, cathodes, alloys, caustic soda, natural gas, heavy fuel oil, and other raw materials. For some of these production inputs, such as coke, pitch and cathodes, we do not have any internal production and rely on a limited number of suppliers for all of our requirements. Many of our supply agreements are short term or expire in the next few years. There is no assurance that we will be able to renew such agreements on commercially favorable terms, if at all. Certain of our principal raw materials are commodities for which, at times, availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, inflationary impacts, domestic and worldwide demand, labor costs, competition, weather conditions and other transportation delays, major force majeure events, pandemics, tariffs, sanctions and currency exchange rates. Because we rely on a limited number of suppliers, if our suppliers cannot meet their contracted volume commitments or other contractual requirements, it may be difficult for us to source our raw materials from alternative suppliers at commercially reasonable prices or within the time periods required by our operations, if at all. If we are unable to source from alternative suppliers, we could be forced to curtail production or use raw materials that do not meet our requirements, which could cause inefficiencies in our operations, increase costs or impact our production capabilities, any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.
We are also exposed to price risk for each of these raw material commodities. For example, from time to time we may enter into alumina supply contracts that are based on a published alumina index. As a result, our cost structure may be exposed to market fluctuations and price volatility. During 2024, for example, external events in the alumina markets, including the export ban in Guinea, caused significant price volatility. As a result of these events, the alumina index price reached a high of $805 per tonne in December 2024 compared to an average price of $343 per tonne in 2023 and $362 per tonne for 2022. From time to time, we manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the LME price of aluminum.
Because we sell our products based on published market prices, we are not able to pass on to our customers any increased cost of raw materials that are not linked to such prices. The availability of our raw materials at competitive prices is critical to the profitability of our operations and increases in pricing and/or disruptions in our supply could have a material adverse effect on our business, financial position, results of operations and liquidity.
We may be unable to realize expected benefits of our capital projects.
From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken expansion projects at each of our Jamalco, Sebree, Grundartangi, Mt. Holly and Vlissingen facilities. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, regulatory and labor-related factors. For example, we are unable to realize the anticipated benefits from our recent investments in Hawesville because of the curtailment of that facility in the third quarter of 2022 due to historically high energy costs and declining LME prices. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Certain of our raw material and services contracts contain "take-or-pay" obligations.
We have obligations under certain contracts to take-or-pay for specified raw materials or services over the term of those contracts regardless of our operating requirements. To the extent that we curtail production at any of our operations, we may continue to be obligated to take or pay for goods or services under these contracts as if we were operating at full production, which reduces the cost savings advantages of curtailing production. Our financial position and results of operations may also be adversely affected by the market price for such materials or services as we will continue to incur costs under these contracts to meet or settle our contractual take-or-pay obligations. If we were unable to use such materials or services in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts. In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for such materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.
We have historically derived substantially all of our revenue from a small number of customers, and we could be adversely affected by the loss of a major customer or changes in the business or financial condition of our major customers.
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2024, we derived approximately 59.1% of our consolidated net sales from Glencore and we currently have agreements in place to sell a substantial portion of our 2025 production to Glencore. We expect that the rest of our 2025 customer base will remain fairly concentrated among a small number of customers under short-term contracts. See Item 1. Business - Customer Base.
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
In early July 2024, Hurricane Beryl temporarily impacted our operations in Jamaica. We suffered a disruption in our shipments of alumina as the port facility was impacted by the natural disaster, where a portion of the alumina conveyor was damaged. Jamalco secured alternative port arrangements to allow for alumina shipments to its customers while the repairs to the conveyor were ongoing.
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
Joint ventures inherently involve unique and special risks as joint venture partners may have business goals and may take (or fail to take) certain actions and positions, or experience difficulties, that may negatively impact the partnership. While Century is the operating partner at Jamalco through its wholly owned subsidiary General Alumina Jamaica Limited (“GAJL”), our joint venture partner, Clarendon Alumina Production Limited (“CAP”), retains certain review and participation rights that, if exercised in a manner to counter Century's interest, could impact the partners effectiveness and the efficiency of the decision making process. Furthermore, due to the structure of the Jamalco joint venture, each partner may from time to time be requested to fund capital contributions necessary for Jamalco’s business. If Century and its joint venture partner were to have material disagreements about the operation of Jamalco’s business or if our joint venture partner were to fail to make capital contributions when requested, it could have a material adverse impact on our business, financial condition and results of operations.
Additionally, the unincorporated nature of Jamalco’s joint venture structure is highly complex and atypical when compared to commonly observed legal entity structures across many jurisdictions. This atypical structure may drive unique and special legal, accounting, tax, and/or compliance outcomes, which are complex and difficult to ascertain and analyze. For example, we identified material weaknesses in the design and implementation of our internal control over information technology general controls (ITGCs) and business process level controls related to Jamalco. For additional information on the foregoing, see Item 9A, "Controls and procedures" and "If we fail to maintain proper and effective internal controls over financial reporting, our financial results may not be accurately reported" below.
If we fail to maintain proper and effective internal controls over financial reporting, our financial results may not be accurately reported.
As disclosed in Item 9A, "Controls and Procedures," of this Annual Report, in fiscal 2023, we identified a material weakness in our internal control over financial reporting related to the application of purchase accounting to our acquisition of Jamalco. This material weakness was remediated in fiscal 2024. However, further material weaknesses were identified as of December 31, 2024 related to information technology general controls and business process controls, as more fully disclosed in Item 9A, “Controls and Procedures." The additional material weaknesses did not cause any misstatements to the consolidated financial statements, and there were no changes to previously issued financial results. We are actively developing remediation plans designed to address the material weaknesses; however, we cannot guarantee that these steps will be sufficient or that we will not have a material weakness in the future. Any material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, resulting in material misstatements in our financial statements, or cause us to fail to meet our reporting obligations, which in turn could negatively affect our business, financial condition and results of operations

Risks Related to Labor and Employees
Our failure to maintain satisfactory labor relations could adversely affect our business.
The bargaining unit employees at our Grundartangi, Hawesville, Sebree, Vlissingen and Jamalco facilities are represented by labor unions, representing approximately 59% of our total workforce as of December 31, 2024. Our Grundartangi labor agreement was effective through December 31, 2024, the Company is currently in negotiations with the labor union on a new agreement. Our Vlissingen labor agreement is effective through December 31, 2025. Our Hawesville and Sebree labor agreements are scheduled to expire April 1, 2026, and October 28, 2028, respectively. Jamalco’s work force is represented through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts were effective through December 31, 2023, and Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups. Although the Jamalco contracts expired more than a year ago, this timing gap between the expiration of an old contract and the implementation of a new contract is consistent with past practice and local expectations.
While we are hopeful to reach agreement with each of the labor unions to renew these agreements on acceptable terms as and when such agreements expire, there can be no assurance that we will be successful in doing so. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future. As part of any negotiation with a labor union, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity. In addition, negotiations could divert management attention or result in strikes, lock-outs or other work stoppages. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our production capabilities subject to these collective bargaining agreements, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
As of December 31, 2024, we had an aggregate of approximately $528.2 million of outstanding debt (including $250.0 million aggregate principal amount of our 7.5% senior secured notes due 2028 (the "2028 Notes") and $86.3 million aggregate principal amount of our convertible senior notes due 2028 (the "Convertible Notes")). Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. The occurrence of unexpected and extraordinary events, such as an outbreak of a pandemic or epidemic like COVID-19, can also create substantial uncertainty and volatility in the financial markets which may impact our ability to access capital to refinance our existing indebtedness. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.

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
Our industrial revenue bonds ("IRBs") and borrowings on our U.S. and Iceland revolving credit facilities as well as the Casthouse Facility and Vlissingen Facility are currently at variable interest rates, and future borrowings required to fund working capital at our businesses, capital expenditures, acquisitions, or other strategic opportunities may be at variable rates, which exposes us to interest rate risk. An increase in interest rates would increase our debt service obligations under our existing debt instruments and potentially any future debt instruments, further limiting cash flow available for other uses. Any increase in interest rates could adversely affect our borrowing costs, financial condition and results of operations.
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
Due to the evolving nature and scope of cybersecurity threats, the scope and impact of any incident, cannot be predicted, including the scope of any potential impacts on our business, financial position and results of operations. While the Company continually works to safeguard and strengthen our information technology systems and invest in our information technology infrastructure to mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that damage or interrupt access to information systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. In addition, we may not be able to contain a targeted cybersecurity incident to any one particular operating location. Furthermore, although the Company does maintain insurance in its operations, such insurance may not cover all liabilities and losses associated with any sort of cyber incident or security breach. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws and could have a material adverse effect on our business, results of operations and financial position.
Risks Related to Legal, Regulatory and Compliance Matters
Climate change, climate change legislation or environmental regulations may adversely impact our operations.
Governmental regulatory bodies in the United States and other countries where we operate have adopted, or may in the future adopt, laws or enact other regulatory changes in response to the potential impacts of climate change. Such laws and regulations could have a variety of adverse effects on our business. There is an increasing global regulatory focus and scrutiny on GHG emission and their potential impacts on climate change.
For example, as a member of the EEA and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and Directive 2003/87/EC of the European Parliament (the "Directive") which establishes a "cap and trade" scheme for greenhouse gas emission allowance trading. Iceland is complying with the Directive by participating in the European Union ("EU") Emission Trading System which requires us to purchase carbon dioxide allowances for our Grundartangi smelter. We currently receive approximately 80% of needed emission allowances for the Grundartangi smelter free of charge, although changes to these regulations, or the implementation of new regulations, could cause our cost of allowances to rise or impose other costs.
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
We are subject to a variety of environmental laws and regulations that may have a material adverse effect on our business, financial position, results of operations and liquidity.
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
Application of existing and new environmental laws and regulations to us may have a material adverse effect on our business, financial position, results of operations and liquidity.
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
The IRA provides for substantial tax credits and incentives for the development of critical minerals (including aluminum), among other provisions. Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service released final rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Final Regulations”). The Final Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit.
While Section 45X of the IRA provides for substantial tax benefits for Century, there is some uncertainty as to how certain provisions under the IRA will be interpreted and implemented. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives that the Company currently hopes to benefit from. Any reduction, elimination, or discriminatory application or expiration of the IRA may materially adversely affect the Company’s future operating results and liquidity.
Our $500 million funding from the U.S. Department of Energy (“DOE”) is subject to review and will be subject to negotiation of specific terms and contingent on our compliance with the requirements negotiated with the DOE.
On January 10, 2025, the Company entered into a Cooperative Agreement with the DOE’s Office of Clean Energy Demonstrations for up to $500 million in Bipartisan Infrastructure Law and Inflation Reduction Act (“Inflation Reduction Act”) funding to build a new aluminum smelter in the United States. Since that time, the issuance of certain Executive Orders, including the Unleashing American Energy Executive Order on January 20, 2025, has required an immediate pause in the disbursement of funds appropriated through the Inflation Reduction Act pending a 90-day review period. The Company is currently evaluating this Executive Order and other related memoranda to determine what, if any, impact they might have on or our previously announced DOE funding. If the DOE proceeds with our funding as planned, such funding will additionally remain subject to certain compliance obligations and other terms and conditions.
As previously announced, the DOE funding will support the construction of a new aluminum smelter in the Mississippi/Ohio River basins, however to complete this project, we will need to obtain substantial additional financing, and there can be no assurance that such financing will be available on acceptable terms or at all. We may also seek additional government grants and incentive awards to support construction of the new aluminum smelter and our ability to obtain such additional grants or incentives in the future is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants and other incentives is highly competitive and we may not be successful in obtaining any additional grants, loans or other incentives.
Our ability to utilize certain net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an "ownership change" under the Internal Revenue Code.
As of December 31, 2024, we had federal net operating loss carryforwards of approximately $1,571.2 million which could offset future taxable income. Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

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
Glencore beneficially owns approximately 42.9% of our outstanding common stock and all of our outstanding Series A Convertible Preferred Stock. In addition, one of our seven directors is a Glencore employee. During the year ended December 31, 2024, we derived approximately 59.1% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2025. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. Because of the interests described above, Glencore may have substantial influence over our business, and, to the extent of their ownership of our common stock, on the outcome of any matters submitted to our stockholders for approval.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
Century recognizes the importance of developing, implementing, and maintaining appropriate cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. The Board is actively involved in oversight of Century’s risk management program, and cybersecurity represents an important component of Century’s overall approach to enterprise risk management (“ERM”). Century’s cybersecurity policies, standards, processes and practices are based on recognized security frameworks and applicable industry standards. In general, Century seeks to address cybersecurity risks through a comprehensive approach that is focused on preserving the confidentiality, security and availability of the information that Century generates, collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Company’s Chief Information Officer, other members of Management and a dedicated Cybersecurity team.
•Collaborative Approach: The Company has implemented a comprehensive approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, logical access controls, and endpoint protection, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident.
•Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Network Penetration Testing: The Company performs an internal and external network penetration test led by its Internal Audit team and addresses any findings in a timely manner.
Risks from Cybersecurity Threats
On February 16, 2022, we became aware of a cybersecurity intrusion that caused a network disruption and impacted certain of our systems. Upon detection, we took steps to address the incident, including engaging both internal resources and a team of third-party experts to investigate and respond to this intrusion. While the February 2022 cybersecurity intrusion did not materially and adversely affect our results of operations, such events have the potential to have a material adverse effect on our business strategy, results of operations and financial condition, including by damaging or interrupting access to our information systems or networks, compromising confidential or otherwise protected information, destroying or corrupting data, or otherwise disrupting our operations. Such events could also damage our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws and could have a material adverse effect on our business, results of operations and financial position. See “Risk Factors - Risks Related to Cybersecurity - The failure of our information technology systems, network disruptions, cyber-attacks or other breaches in data security could have a material adverse effect on our business, results of operations and financial position.”
Governance
Board of Directors Oversight
The Board as a whole also oversees the Company’s cybersecurity risks. Our Chief Information Officer updates the Board periodically regarding the actions management is taking to mitigate the Company’s cybersecurity risks and enhance the Company’s cybersecurity protection. Management routinely evaluates the Company’s existing security processes, procedures and systems in order to determine whether additional enhancements are needed to further reduce the likelihood and impact of a future cybersecurity event. Some of the Company’s current safeguards include multi-factor authentication for remote access to systems; performing email phishing test campaigns; email spam filtering; restricted internet firewall rules; limiting memory stick and external hard drive use; requiring timely application of security and software patches on servers; antivirus endpoint protection; performing 24-hour/7-day a week network monitoring; and improving our backup and recovery strategy, among others.

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
Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Chief Information Officer. The Chief Information Officer has extensive experience working in and leading the Company's information systems. In addition, a dedicated Cybersecurity team, including the Chief Technology Officer and Cybersecurity Manager, provide regular updates to the Chief Information Officer.
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
Bauxite Mining Properties
Century has access to large bauxite deposit areas with mining rights that extend in many cases more than 12 years from the date of this Form 10-K. The Company obtains bauxite from its own resources in Jamaica. Tonnes of bauxite are reported on a zero-moisture basis in millions of dry metric tonnes (mdmt) unless otherwise stated.
As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource” and “mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (as defined under subpart 1300 of Regulation S-K) that the mineral resources can be the basis of an economically viable project. The approach to mining at Jamalco is such that in the qualified person's opinion, the documented mineral reserves are too small to merit reporting and as such, mineral reserves are not included in the discussion below. Refer to “Property History and Condition” below for more information on why reportable reserves are not available.
Part or all of the mineral deposits (including any mineral resources) in these categories may never be converted into mineral reserves. Further, except for the portion of mineral resources reclassified as mineral reserves, mineral resources do not have demonstrated economic value. Estimates of inferred mineral resources have too high of a degree of uncertainty as to their existence and may not be converted to a mineral reserve. Therefore, it should not be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, it should not be assumed that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. Management relies on estimates of our recoverable mineral reserves, which estimation is complex due to geological characteristics of the properties and the number of assumptions made and variable factors, some of which are beyond our control.
The information that follows is derived from the technical report summary relating to the property prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Aluminium Industry Professionals Inc. (“Aluminpro”), which we engaged as a qualified person as defined under subpart 1300 of Regulation S-K. No employee of Aluminpro is an employee of the Company, and Aluminpro is not affiliated with the Company or with any other entity that has an ownership, royalty, or other interest in Jamalco or the mining properties. The scientific and technical information concerning our mineral resources in this Form 10-K have been reviewed and approved by Aluminpro. Portions of the following information are based on assumptions, qualifications, and procedures that are not fully described herein. Reference should be made to the full text of the Technical Report Summary dated February 27, 2025, with an effective date of December 31, 2024, filed as Exhibit 96.1 to this Form 10-K (the “Jamalco TRS”).

Property Location and Description
Jamalco holds two Special Mining Leases, Special Mining Lease 130 ("SML 130") and Special Mining Lease 169 ("SML 169") in the southwestern region of Jamaica within the Parishes of Clarendon and Manchester and one Special Exclusive Prospecting License 580 ("SEPL 580") is in the St Catherine Parish in the southeastern region of Jamaica.
On October 7, 1991, under SML 130, the Government of Jamaica granted Jamalco the rights to explore and mine the bauxite in the leased area for a period of 40 years, expiring in 2031. The center of SML 130 is located at 18°02’N and 77°25’W and covers 137.3mi2. The lease guarantees that no other company will be allowed to mine for bauxite in the leased area. Jamalco may surrender lands to the Government of Jamaica that it has mined out and restored or lands it no longer wishes to retain free of charge. Conversely, the Government of Jamaica may rescind lands under the mining lease that it deems necessary in the national interest of Jamaica: such lands will not be made available to other bauxite users.
On January 1, 2003, the Government of Jamaica granted Jamalco under SML 169 the rights to explore and mine the bauxite in the lease area for a period of 40 years, expiring in 2043. The center of SML 169 is at 18°10’24’’N and 77°33’15’’W and covers 46.0mi2. The conditions of the lease are the same as the conditions for SML 130.
On June 7, 2016, the Government of Jamaica granted Jamalco under SEPL 580 the right to explore exclusively for bauxite in the license area. The license is renewable annually and currently valid until June 2025. The center of SEPL 580 is at approximately 18°04’N and 77°25’W and covers 59.7mi2.
Jamalco’s refinery is located at 17°54’N and 77°14’30’’W and the dedicated port is located at Rocky Point on Jamaica’s south coast at 17°49’N and 77°10’W approximately 8.7mi to the southeast of the refinery.
Mining by Jamalco is subject to the Mining Act of 1947 ("the Mining Act") and its subsequent amendments and the lease agreements. It provides the holder of a mining lease with full access to land granted with the exclusive right to explore and mine bauxite. Many lands are held by private owners and, prior to prospecting or mining, Jamalco is required to give notice to the owner and provide compensation.

690000
700000
710000
720000
730000
740000
750000
670000
660000
650000
640000
SML169
Greenvale
SML161
SML130
Breadnut Valley
SEPL580
SML130
SML167
St. Jago
Mnt. Oliphant
LEGEND
Mine Facility
Refinery
Railway
Ropecon Belt
SML169 Haul Road Proposal
Alpart Allocated Blocks
Alpart Lease Boundary (SML167)
Jamalco Lease Boundary (SEPL580)
Jamalco Lease Boundary (SML130)
Jamalco Lease Boundary (SML169)
UC Rusal Lease Boundary (SML161)
JAMALCO
CLARENDON ALUMINA WORKS (CAW)
Halse Hall, Clarendon
LANDS & MINING DEPARTMENT
JAMALCO LEASE AREAS, ALPART ALLOCATION & ADJOINING LEASES
Kilometers
0 1.25 2.5 5 7.5 10
MAP SCALE: 1:140,000
Mining Director: Timothy O'Driscoll
Created By: T. Housen/ Date Created: October 15, 2024
Reviewed By: G. Lawrence /Review Date: October 15, 2024
Map Number: SML_102024_M2563_JA
File Location: Z:\Bauxite Resource Areas\JORC COMPETENT PERSONS REPORT MAPS

Refer to the Jamalco TRS in Sections 2 through 5 for more information on the Jamalco property location, history and topography.
Infrastructure
Jamalco has three office locations, a refinery, a rope conveyor and a railway. Jamalco’s mining and refinery operations may be reached by a toll road from the center of Kingston, approximately a one hour drive west of Kingston, the administrative capital and main business center of the island. Jamaica has multiple daily air and sea connections to the United States, Canada, and United Kingdom.
The bauxite deposits are distributed throughout the region in communities of local residents, served by an extensive road system and infrastructure providing services to these communities.
The deposits are connected to the central stockpile at St Jago by internal private haul roads. Access to the deposits is also available through public roads, but these roads are generally not used for transporting bauxite. Jamalco haul roads occasionally cross public roads. The crossings are controlled by contractors directly employed by Jamalco.
Many deposits occur on the higher Manchester plateau which is connected to the stockpile at St Jago via an aerial ropeway cable conveyor over the face of a steep, rugged limestone escarpment. The conveyor is 3.4 km in length with a capacity up to 1,000 tonnes of bauxite per hour from the load station at Mount Oliphant, at an elevation 1750 ft or 533m, to the rail head at St Jago, elevation 150 ft or 46 m.
From St Jago, the bauxite is transported to the alumina refinery by a dedicated 18.0 km rail system, controlled and operated by Jamalco 24 hours per day, 6 days per week and approximately 9 rail trips are made each day transporting bauxite. At the refinery the bauxite is processed through the Bayer Process resulting in red mud residue which is disposed of within the residue lakes near the refinery. Alumina is transported from the refinery by the rail line to the Rocky Point Port on the southern coast, again a distance of 18.0 km.
Approximately 900 employees work in the refinery and related facilities such as the laboratory and port. Jamalco has employed three mining contractors to carry out the following tasks: road development, pit preparation, mining and stockpiling, train loading and rehabilitation of mined pits. The combined workforce for operations and maintenance is 328 contractor employees.
Refer to the Jamalco TRS in Sections 14 and 15 for more information on infrastructure.
Property History and Condition
Studies and exploration for bauxite first began in Jamaica in 1944, with bauxite mining beginning in 1952. Alcoa was first granted mining concessions for the property in Clarendon, creating a mining joint venture in 1959 and beginning bauxite mining and exporting in 1963. The Company also built an alumina refinery in Clarendon that commenced operations in 1972 at an annual capacity of 0.5mdmt drawing on bauxites from the Mocho Mountain region upper Clarendon. Jamalco was formed in 1988 when the Government of Jamaica acquired a 50% interest in Alcoa’s mining and refining operations, with Alcoa remaining the managing partner. In December 2014, Alcoa sold its stake in Jamalco to the Noble Group. In May 2023 the Company purchased the interest from the Noble Group. General Alumina Jamaica Limited is the managing partner of the Jamalco joint venture.
Jamalco's bauxite consists of many deposits that occur as infilling within depressions on an eroded limestone surface. Referred to as a karst topography, these depressions result from the solution of the limestone over time. The shape of a typical deposit crudely resembles an inverted, flattened cone whose surface may cover many hectares. Exploration for bauxite continues to be conducted on a regular basis to maintain sufficient mineral resources and reserves to meet refinery supply.
At the start of mining, most identified deposits were on public land where the Company had ready access for drilling and mining within the constraints of restrictions imposed by the Mining Act. Currently, most of the remaining bauxite deposits are on private land parcels, which may have multiple owners. This situation of multiple ownership of deposits, typical of Jamaica, calls for a unique approach to detailed exploration, mine planning and bauxite extraction which has resulted in a lack of reportable mineral reserves. Specifically, Jamalco has a policy that once a consolidated land position is attained, then production in-fill drilling and mining is immediately initiated in order to minimize the outlay of capital. As such, it is Aluminpro’s opinion that the reserves are too small to merit reporting. This practice has been the basis for mine planning, extraction, blending and processing of bauxites in this area over the last 50 years and has supported a technically and economically viable operation. Despite our operations, under subpart 1300 of Regulation S-K, we are considered an “exploration stage” company because we do not have mineral reserves to disclose.
The Jamalco facilities, including equipment, are in a maintained condition. Net book value of these facilities and equipment as of December 31, 2024 of $190.7 million is included in Property, plant and equipment, net on the Consolidated Balance Sheets. Jamalco has prepared capital projects to increase the proportion SML 169 bauxite to 55 % of the refinery feed. An overall capital investment of $70.5 million has been estimated to cover mine development and installation of the necessary equipment from 2025 to 2027.
Refer to the Jamalco TRS in Section 5 for more information on the property history and condition.
Mining Method and Processing Operations
Jamalco’s resources are based on exploration done by Jamaican Bauxite Institute (“JBI”). For an accessible deposit and planning production drilling, ArcGIS software is used to produce a background image showing the created grid, JBI grid and JBI drill holes, which is then uploaded to GPS receivers. This is utilized in the field by the drillers to peg production drillholes. Additionally, a 3-D outline is generated within the orebody outline. This process is also completed in AutoCAD, where both exploration and production drillhole coordinates are used to generate a surface from which the 3-D outline is produced.
Once the production drilling is completed with assays, AutoCAD plans are prepared with grades and thicknesses that are passed on to the mine operators. Production drilling is essentially quality control in-fill drilling. Parcel maps are created for the production crew, showing color-coded grade information which enables selection of mining for stockpiling.
Once mined, Jamalco utilizes the Bayer Process to extract alumina from bauxite. The processing plant is a fixed plan for ore crushing and washing.
Refer to the Jamalco TRS in Sections 12 and 14 for more information on the mining method and processing operations.
Bauxite Mineral Resources
The tables shown below of resources were prepared using the results of the procedures performed by Aluminpro. As stated above, Jamalco has no reportable mineral reserves.
Summary of Attributable Bauxite Mineral Resources Exclusive of Mineral Reserves at December 31, 2024:

(tonnes shown in millions)	Tonnes(1)	AvAl2O3(2) (%)	ReSiO2(3) (%)	P2O5(4) (%)
Measured mineral resources	—	—%	—%	—%
Indicated mineral resources	27.0	38.22%	3.03%	1.06%
Measured + Indicated mineral resources	27.0	38.22%	3.03%	1.06%
Inferred mineral resources	—	—%	—%	—%
(1)Represents the Company's 55% interest in the above-quoted mineral resources. The reference point for the mineral resource is the in situ predicted dry tonnage.
(2)Available Alumina at Low Temperature
(3)Reactive Silica
(4)Phosphorous
Cut-offs are based on a 35% AvAl2O3 grade for the overall pit. The exception is Porus Victoria Township location where the value of this bauxite for blending allows for a cut-off of 30% AvAl2O3 to be applied. ReSiO2 grades should not exceed 6% on a pit basis; where high silica zones are encountered in mining such bauxites are flagged and are to be avoided in the extraction process. P2O5 and goethite-hematite ratios are monitored for blending purposes, however no specific cut-offs are applied to constrain the resources.
No call factors are applied to the above resource tonnages and grades. Metallurgical recovery is approximately 84% but has not been applied to these tonnages. The bauxite transfer price to the refinery is $12.46 per tonne and tonnage is reported on a bone-dry basis. All resource estimation is based on an in-situ density of 1.44 tonnes/m3.

The Company does not have mineral resource information at December 31, 2023 or December 31, 2022 for comparative purposes.
Refer to the Jamalco TRS in Section 11 for more information on the mineral resource estimates, including key assumptions used.
Exploration Activity
Exploration at the property is completed using auger drilling. Deposits are identified by the slight topographic depressions across the limestone relief suggesting the potential for karst hosted bauxite mineralization. Aerial survey assists in the selection of potential deposits and a few prospecting auger holes allow for confirming the exploration target. At the start of operations, much of the area was owned by the government or by Jamalco and the local communities were less sensitive to bauxite development. Currently, the ownership of land parcels requires Jamalco to obtain sufficient rights before exploration is completed. Recent exploration has not been material to operations.
The following table shows a summary of the deposits, drill holes, and assays completed at the property as of September 30, 2024:

	Deposits	Holes	Meters Sampled	Analyses
SML 130	152	4,542	24,244	15,890
SML 169	172	9,727	57,095	37,464
Internal Controls
We have internal controls and procedures designed for quality assurance and quality control on the Company’s production activities and associated information for the estimation of mineral resources and reserves. These internal controls include surveying of drillhole collar location, drill sampling, collection and security, database verification and security and quality assurance and quality control programs. Internal controls used by the Company are informed by internal reviews and by reviews, audits, and studies performed by third-party mining consultants. We recognize the risks inherent in exploration, such as the geological complexity, interpretation and extrapolation of data, changes in operations, ongoing mine planning, or permitting requirements, macroeconomic conditions and new data, among others. See Item 1A. Risk Factors of this Form 10-K for more information on risks.
Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2024, refer to Note 17. Commitments and Contingencies to the consolidated financial statements included herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of February 27, 2025, there were 103 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2024 or 2023. We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends. Additional information about the terms of our long-term borrowing agreements is available at Note 8. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Aluminum Total Return Index. These comparisons assume the investment of $100 on December 31, 2019 and the reinvestment of dividends.

250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Century Aluminum
Dow Jones Index
S&P 500 Index

Comparison of Cumulative Total Return to Stockholders from December 31, 2019 through December 31, 2024

As of December 31,	2019	2020	2021	2022	2023	2024
Century Aluminum Company	$100	$151	$227	$112	$166	$242
Dow Jones U.S. Aluminum Total Return Index (1)	100	93	240	185	140	194
S&P 500 Index	100	156	200	164	207	200
(1)The Dow Jones U.S. Aluminum Total Return Index replaces the Morningstar Aluminum Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019.
Issuer Purchases of Equity Securities during the three months ended December 31, 2024
There were no issuer purchases of equity securities during the three months ended December 31, 2024. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto in Item 8. Financial Statements and Supplementary Data and in Item 1A. Risk Factors. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above. The following discussion and analysis are for the year ended December 31, 2024, compared with the same period in 2023 unless otherwise stated. For discussion and analysis of the year ended December 31, 2023, compared with the same period in 2022, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on March 15, 2024.
Overview
We are a global producer of alumina and primary aluminum with production facilities in the United States. Iceland and Jamaica. Our primary aluminum smelters are concentrated in the U.S. and Iceland, while in Jamaica we maintain a 55% joint venture interest in the Jamalco alumina refinery, from which we off-take a commensurate amount of alumina production. The majority of our Jamalco off-take is consumed internally at our primary aluminum smelters in a vertical integration model. We also own a carbon anode production facility located in the Netherlands.
The key determinants of our results of operations and cash flow from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, labor and other controllable costs, which in aggregate represent more than 76% of our cost of goods sold; and
•our production volume and product mix.
Section 45X of the Inflation Reduction Act
On October 24, 2024, the U.S. Treasury Department and the Internal Revenue Service issued final regulations implementing Section 45X of the Inflation Reduction Act, which provide guidance on rules taxpayers must satisfy to qualify for the tax credit. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the final regulations, we have recognized a receivable and corresponding offset to cost of goods sold and selling, general and administrative expenses. Any changes to the final regulations as part of the U.S. Treasury Department's finalization of the regulations could result in a subsequent adjustment to the estimated credit as of December 31, 2024.
Acquisition of 55% interest in Jamalco
In May 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco, an unincorporated joint venture with the Government of Jamaica through its controlled entity Clarendon Alumina Production Limited ("CAP"). Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes, and produced approximately 1.1 million tonnes of alumina in 2024 and approximately 1.0 million tonnes of alumina in 2023. Refer to Note 2. Acquisition of Jamalco for further information.
Jamalco Equipment Failure
In June 2023, Jamalco experienced a power disruption caused by damage to its power generation unit. The equipment failure resulted in a loss of production at Jamalco of approximately 84,000 tonnes for the year ended December 31, 2023. The impact of the equipment failure on gross margin was approximately $30.4 million. Despite returning the equipment to full capacity as of the end of October 2023, we continued to see some inefficiencies into the first quarter of 2024. We are actively engaged with our insurance carriers in connection with this equipment failure to determine the specific amount of coverage available to us, including any applicable deductibles.

Hurricane Beryl
In early July 2024, Hurricane Beryl temporarily impacted our operations in Jamaica. Jamalco’s production facilities escaped significant damage, but the port facility was impacted by the storm, where a portion of the alumina conveyor was damaged. Jamalco's bauxite mining and alumina production joint venture returned to full production in July 2024. Jamalco secured alternative port arrangements to allow for alumina shipments to its customers while the repairs to the conveyor were ongoing. In September 2024, we resumed normal shipping operations at Jamalco’s Rocky Point port following the completion of repairs to the port.
Hawesville
In August 2022 we fully curtailed production at the Hawesville facility. We continue to explore all options related to the Hawesville facility. See Item 1A. Risk Factors.
For the year ended December 31, 2024, we incurred curtailment charges of $6.8 million primarily to maintain the idle facility. These charges were partially offset by income related to scrap and materials sales of $0.5 million. Comparatively, for the year ended December 31, 2023, we incurred curtailment charges of $16.6 million, including $9.0 million related to excess capacity charges. These charges were partially offset by income related to scrap and material sales of $1.7 million.
Mt. Holly Power Contract
On October 27, 2023, our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"), entered into an agreement with the South Carolina Public Service Authority (also known as Santee Cooper) for a new, three-year power contract for Century's Mt. Holly aluminum smelter. The contract, which runs through December 2026, provides for 295MW of electric power at service-based rates and provides sufficient power to allow Mt. Holly to operate at its current production capacity, as well as an option to take additional power to support any future restart of the remaining 25% of production capacity.
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
2024
European Duty Paid (LME price, plus European duty-paid premium)
Midwest Transaction (LME price, plus Midwest premium)
LME price for primary aluminum

During 2024, global, macroeconomic trends continued to impact global LME inventory levels which remain near all-time lows. Low inventory levels, challenged aluminum supply growth and improving global demand for aluminum all led to a supportive pricing environment for aluminum in 2024. The following table summarizes the average price for primary aluminum per tonne for the years ended December 31, 2024, 2023 and 2022.

	December 31,
($ per tonne)	2024	2023	2022
Average LME	$2,419	$2,252	$2,707
Average MWP	$427	$512	$657
Average EDPP	$314	$277	$466
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
Alumina and electrical power represent the two largest components of our cost of goods sold. As a result, the availability of these cost components at competitive prices is critical to the profitability of our operations. The pricing under our alumina supply contracts varies from contract to contract. A major portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance, natural disasters and weather events, and other factors outside of our control. Additionally, with our acquisition of a 55% interest in Jamalco, we secured a predictable, long-term supply of alumina and achieved increased transparency and control of our supply chain. The average market alumina index price as a percentage of market LME price per tonne was 21% for 2024, 15% for 2023 and 13% for 2022.
Electrical power is our other largest operating cost. Currently, our Hawesville and Sebree plants receive all of their electricity requirements under market-based power agreements. Market-based energy prices are driven in large part by the price of coal, natural gas, and other fuel sources, weather influenced reservoir or generation levels for wind, solar and hydro production and weather-influenced electric loads. Extreme weather events, such as that experienced in mid-February 2021 throughout the United States, the low rain levels experienced in Nordic regions during winter 2021, 2022 and 2024, can result in low generation, power outages and/or significant increases in demand, which may result in significant increased power costs incurred in our operations. In December 2023 and August 2024, and again a year later, continued dry and cold conditions led the largest hydro energy company to issue partial curtailment orders across their industrial customers, including our Grundartangi smelter. The end of these curtailments remain subject to weather patterns and reservoir levels in Iceland and other factors. Additionally, extreme geopolitical events, such as the on-going Russia-Ukraine conflict, which led to the cut-off of natural gas supply to Western Europe and increased exports of U.S natural gas as result, may result in significant power costs globally.
Our Mt. Holly plant has a power supply agreement with Santee Cooper that runs through December 2026. Under this power supply agreement, 100% of Mt. Holly’s current electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates.
In Iceland, approximately 70% of the power requirements for our Grundartangi plant are fully-indexed to the price of primary aluminum, which provides a natural hedge of one of our largest production costs. Approximately 30% of the power is priced at a fixed price with an additional LME-linked component.
Production/Shipment Volumes
Shipment volume is another key determinant of our financial results. Fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.
The following table sets forth, for the periods indicated, the shipment volumes and revenues for primary aluminum shipments:

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue $	Tonnes	Revenue $	Tonnes	Revenue $
	(dollars in millions)
2024	378,193	$1,074.6	299,774	$793.3	677,967	$1,867.9
2023	389,331	$1,139.0	311,349	$827.0	700,680	$1,966.0
2022	459,991	$1,650.4	308,700	$1,040.1	768,691	$2,690.5
(1)Excludes scrap aluminum, purchased aluminum and alumina sales
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net sales (in millions)	2024	2023
Twelve months ended December 31,	$2,220.3	$2,185.4
Net sales: Net sales increased by $34.9 million for the twelve months ended December 31, 2024, compared to the same period in 2023, primarily due to higher third-party alumina sales of $125.5 million attributable to a full year of Jamalco operations and higher LME and regional premium price realizations of $6.0 million. These changes are offset by unfavorable aluminum volume and mix of $96.6 million due to lower shipments from Mt. Holly and Grundartangi and lower realized premiums for value-added products.

Gross profit (in millions)	2024	2023
Twelve months ended December 31,	$185.0	$91.9
Gross profit (loss): Gross profit increased by $93.1 million for the twelve months ended December 31, 2024, compared to the same period in 2023, primarily driven by favorable raw material price realization of $125.1 million, $33.2 million attributable to the Inflation Reduction Act manufacturing production credit, which includes $21.3 million related to 2023 costs recognized upon the issuance of final regulations published in the third quarter of 2024, and favorable power price realization of $20.8 million. The changes were partially offset by unfavorable volume and product mix of $53.0 million and $28.9 million of additional operating expenses. Additional operating expenses were driven by increased labor costs to scale up the completed Iceland casthouse project and higher maintenance costs at Mt. Holly required to maintain stability.

Selling, general and administrative expenses (in millions)	2024	2023
Twelve months ended December 31,	$56.8	$44.3
Selling, general and administrative expenses: Selling, general and administrative expenses increased $12.5 million in 2024 compared to 2023, primarily due to increases in share-based compensation due to the increase in the Company's stock price year over year and engineering costs associated with evaluating a new smelter project. See Note 14. Share-based compensation to the consolidated financial statements included herein for additional information.

Net gain (loss) on forward and derivative contracts - nonaffiliates (in millions)	2024	2023
Twelve months ended December 31,	$2.5	$(62.4)
Net gain (loss) on forward and derivative contracts: In 2024, we recognized gains of $2.0 million compared to losses of $61.8 million in 2023 primarily driven by lower settlements on the Nord Pool contracts than expected in 2023. See Note 20. Derivatives to the consolidated financial statements included herein for additional information.

Bargain purchase gain (in millions)	2024	2023
Twelve months ended December 31,	$245.9	$—
Bargain purchase gain: We finalized the purchase accounting as of March 31, 2024 related to the acquisition of General Alumina Holdings Limited and subsidiaries, which was acquired on May 2, 2023, and recognized $245.9 million for the year ended December 31, 2024.

Income tax (expense) benefit (in millions)	2024	2023
Twelve months ended December 31,	$(3.2)	$14.6
Income tax (expense) benefit: We have a valuation allowance recorded against our net U.S. and Jamaican deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2024. We recognized $3.2 million income tax expense in 2024 as compared to an income tax benefit of $14.6 million in 2023. The period-to-period change is primarily related to foreign results in the current period. See Note 16. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of December 31, 2024, we had cash and cash equivalents of approximately $32.9 million and unused availability under our revolving credit facilities of $211.6 million (including $80.0 million under the Vlissingen Facility Agreement referred to below). Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $244.5 million as of December 31, 2024.
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
Available Cash
Our available cash and cash equivalents balance at December 31, 2024 was $32.9 million compared to $88.8 million at December 31, 2023.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024, 2023 and 2022 are summarized below:

	Twelve months ended December 31,
(in millions)	2024	2023	2022
Net cash (used in) provided by operating activities	$(24.6)	$105.6	$25.9
Net cash used in investing activities	(67.3)	(57.8)	(85.5)
Net cash provided by (used in) financing activities	37.3	(13.0)	74.4
Change in cash, cash equivalents and restricted cash	$(54.6)	$34.8	$14.8
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The change in net cash used in operating activities for the year ended December 31, 2024 compared to cash provided by operating activities for the year ended December 31, 2023 was driven by a increase in net working capital of $195.2 million primarily associated with increased inventory levels attributable to timing of shipments of fourth quarter production and higher uncollected receivables, including amounts related to the Manufacturing Credit Receivable, include $21.3 million related to 2023 costs recognized upon the issuance of final regulations published in the third quarter of 2024. These increases were partially offset by a decrease in accounts payable due to timing of payments. Additionally, this variance was partially offset by a $373.0 million increase in net income between periods, primarily attributable to the recognition of the bargain purchase gain of $245.9 million related to the Jamalco acquisition and reduction in unrealized losses on derivative contracts in the current year.
The increase in net cash used in investing activities during 2024 was primarily due to lower cash inflows from proceeds of sales of property, plant and equipment during 2024 compared to 2023. The Company received cash inflows of $25.7 million from the Mt. Holly land sale in 2023. Additionally, cash outflows related to capital expenditures decreased by $12.7 million due to lower expenditures related to the Grundartangi casthouse project completed in the second quarter of 2024.
The change in net cash used in financing activities in 2024 compared to net cash provided by financing activities in 2023 was primarily due to net borrowings on our revolving credit facilities and reduced repayments of the Iceland Term Facility in 2024. These changes were partially offset by the repayment of carbon credits and reduced borrowings under the Grundartangi Casthouse Facility.

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
The availability of funds under our credit facilities is limited by a specified borrowing base consisting of certain accounts receivable, inventory and qualified cash deposits which meet the lenders' eligibility criteria. Increases in the price of aluminum and/or restarts of previously curtailed operations, for example, increase our borrowing base by increasing our accounts receivable and inventory balances; decreases in the price of aluminum and/or curtailments of production capacity would decrease our borrowing base by reducing our accounts receivable and inventory balances. As of December 31, 2024, our U.S. revolving credit facility had a borrowing base of $149.3 million, $20.0 million in outstanding borrowings, and $63.7 million in letters of credit outstanding. Of the outstanding letters of credit, $22.9 million are related to raw materials, $13.7 million are related to our power commitments, and the remaining $27.1 million are primarily for the purpose of securing certain secured debt and workers’ compensation commitments. As of December 31, 2024, our Iceland revolving credit facility had a borrowing base of $100.0 million and $34.0 million of outstanding borrowings.
As of December 31, 2024, our credit facilities (including the Vlissingen Facility Agreement referred to below) had $211.6 million of net availability after consideration of our outstanding borrowings and letters of credit. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S. revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of December 31, 2024, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the “Casthouse Facility”). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurred in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date. The Casthouse Facility will mature in January 2030. The Casthouse Facility bears interest at a rate equal to a base rate plus the applicable margin as set forth in the agreement. As of December 31, 2024, there were $123.2 million in borrowings outstanding under the Casthouse Facility.
The Casthouse Facility also contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, preservation of assets, and dispositions of assets and contains a covenant that requires Grundartangi to maintain a minimum equity ratio. As of December 31, 2024, we were in compliance with all such covenants.

Senior Notes and Convertible Senior Notes
We have $250.0 million principal of senior secured notes that mature on April 1, 2028, unless earlier refinanced in accordance with their terms. Interest on the 2028 Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 7.5% per year. The indenture governing the 2028 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger. As of December 31, 2024, we were in compliance with all such covenants or maintained availability above such covenant triggers or maintained availability above such covenant triggers.
In April 2021, we issued $86.3 million in aggregate principal amount of Convertible Notes due May 1, 2028, unless earlier converted, repurchased or redeemed. The principal included the full exercise of the option by the initial purchasers of the Convertible Notes to purchase $11.3 million of additional principal amount. The Convertible Notes bear interest semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2021, at a rate of 2.75% per annum in cash.
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts were made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount paid in January 2024. Borrowings under the Iceland Term Facility bore interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute. As of December 31, 2024, the Iceland Term Facility has been repaid in full and has terminated pursuant to its terms.
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a $90.0 million Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90 million in one or more loans at either (i) a fixed interest rate equal to 8.75% per annum (the "Fixed Rate"), or (ii) a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00% (the "Variable Rate"). The Fixed Rate is only applicable to borrowings made on or before December 1, 2024, after which the Variable Rate shall apply to all borrowings under the Vlissingen Credit Facility. Amounts drawn, if any, under the Vlissingen Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries. As of December 31, 2024, there were $10.0 million in outstanding borrowings under the Vlissingen Credit Facility.
The obligations under the Vlissingen Credit Facility are secured by liens on the ground lease on which Vlissingen’s facilities are located, Vlissingen’s moveable assets, financial assets, receivables and other assets, and Vlissingen’s shares. The Vlissingen Credit Facility contains customary covenants, including with respect to mergers, guarantees and preservation and dispositions of assets. As of December 31, 2024, we were in compliance with all such covenants.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of December 31, 2024, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
"Guarantor Subsidiaries" refers to all of our material domestic subsidiaries except for Nordural US LLC, Century Aluminum Development LLC, Century Aluminum of West Virginia, Inc. and Century Aluminum Jamaica Holdings, Inc. The Guarantor Subsidiaries are 100% owned by Century. All guarantees will be full and unconditional; all guarantees will be joint and several. Our foreign subsidiaries, together with Nordural US LLC, Century Aluminum Development LLC, Century Aluminum of West Virginia, Inc. and Century Aluminum Jamaica Holdings, Inc. are collectively referred to as the "Non-

Guarantor Subsidiaries." We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
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

	December 31, 2024	December 31, 2023
Current assets	$414.0	$361.5
Non-current assets	698.4	648.6
Current liabilities	247.1	253.6
Non-current liabilities	490.4	485.7

Twelve months ended December 31, 2024
Net sales	$1,756.0
Gross profit (loss)	145.9
Income (loss) before income taxes	89.8
Net income (loss)	336.8
As of December 31, 2024 and December 31, 2023, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $40.4 million and $48.7 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $358.1 million and $384.9 million, respectively. As of December 31, 2023, an intercompany current loan to the Company from the Non-Guarantors totaled $2.9 million. There was no intercompany current loan as of December 31, 2024.
Contingent Commitments
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between Century Aluminum Kentucky ("CAKY"), Big Rivers and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of December 31, 2024, the principal and accrued interest for the contingent obligation was $32.3 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2024 and our expected level of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
Employee Benefit Plan Contributions
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of December 31, 2024, we have made contributions of $7.2 million related to the Amended PBGC Settlement Agreement.
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
In March 2023, the ITC submitted a report to the United States Congress entitled, 'Economic Impact of Section 232 and 301 Tariffs on U.S. Industries,' in which the ITC found that the tariffs increased the production of domestic aluminum while causing prices to increase by less than two percent.
In February 2025, President Trump issued a new Presidential Proclamation directing the tariff rate on imported primary aluminum to be increased from 10% to 25% and for all existing country exemptions or product exclusion to be ended, in each case effective March 12, 2025. Accordingly, we expect that effective March 12, 2025, all imports that directly compete with our products will be covered by the tariff. We expect that as a result of these changes to the Section 232 tariff program, the Midwest Premium will increase, which we expect will have a material positive impact on our financial position and results of operations.
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
Other Items
In August 2022, the IRA became law. The IRA provides for substantial tax credits and incentives for the development of critical minerals (including aluminum), renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service released final rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Final Regulations”). The Final Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit. For the year ended December 31, 2024 and December 31, 2023, respectively, we recognized $89.7 million and $56.5 million as a reduction in cost of goods sold and $2.9 million and $2.8 million as a reduction in Selling, general and administrative expenses within the Consolidated Statements of Operations, resulting in an equally offsetting receivable. As of December 31, 2024 and December 31, 2023, respectively, we recognized a current Manufacturing credit receivable of $81.5 million and $59.3 million, and as of December 31, 2024 we recognized a non-current Manufacturing credit receivable of $70.4 million on the Consolidated Balance Sheets.
On January 10, 2025, the Company entered into a Cooperative Agreement with the DOE’s Office of Clean Energy Demonstrations for up to $500 million in Bipartisan Infrastructure Law and Inflation Reduction Act (“Inflation Reduction Act”) funding. With the help of this funding, we plan to build the first new U.S. primary aluminum smelter in 50 years at a site within the Ohio/Mississippi River Basins. See Item 1A. Risk Factors

In early July 2024, Hurricane Beryl temporarily impacted our operations in Jamaica. Jamalco’s production facilities escaped significant damage, but the port facility was impacted by the storm, where a portion of the alumina conveyor was damaged. Jamalco's bauxite mining and alumina production joint venture returned to full production in July 2024. Jamalco secured alternative port arrangements to allow for alumina shipments to its customers while the repairs to the conveyor were ongoing. In September 2024, we resumed normal shipping operations at Jamalco’s Rocky Point port following the completion of repairs to the port.
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
During 2021, we announced plans for construction of a new billet casthouse at Grundartangi. The Grundartangi casthouse project began in late 2021 and is primarily funded through the Casthouse Facility. The project was completed and began production in 2024.
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2024, 2023, and 2022. As of December 31, 2024, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
In November 2009, Century Aluminum of West Virginia, Inc. ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to which, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of ten years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. At December 31, 2024, we had $2.0 million in other current liabilities and $1.6 million in other liabilities related to this agreement.
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
Capital expenditures incurred for the year ended December 31, 2024 were $82.3 million, including expenditures related to the Jamalco port repair and expenditures of $37.2 million associated with the Grundartangi casthouse project. We estimate our total capital spending in 2025 will be approximately $70 to $80 million related to our ongoing investment and sustainability projects at our plants. This amount includes $40.0 million, representing investments in our Jamalco facility.

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

Weighted Average Discount Rate Assumption for:	2024	2023
Pension plans	5.99%	5.19%
OPEB plans	5.62%	5.19%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2024:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(13.3)	$14.7
OPEB plans	(2.9)	3.1

Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.28% for 2024.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets. We have a valuation allowance of $504.4 million recorded against our net U.S. and Jamaican deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2024.
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
Determining the fair value of identified assets acquired, liabilities assumed and noncontrolling interest requires judgment and involves the use of significant estimates and assumptions. If our assumptions or estimates in the fair value calculation change based on information that becomes available during the one-year period from the acquisition date, we may record adjustments to the net assets acquired. As purchase accounting is finalized, we have recorded the bargain purchase gain within the Consolidated Statements of Operations, and as a result, any subsequent adjustments will be recorded to earnings.
Inflation Reduction Act Manufacturing Production Credit
Our estimate of the Section 45X advanced manufacturing production tax credit is based on Final Regulations released by the U.S. Department of the Treasury and the Internal Revenue Service on October 24, 2024. Any changes to determinations of eligible production costs upon the final scope, terms and conditions of the Final Regulations could impact our estimate of eligible manufacturing production credits issued. A change in eligible costs of $10 million would impact our estimate by $1 million.

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
We are also exposed to price risk for our raw materials which are the largest components of our cost of goods sold. Certain of our raw materials are purchased based on published market prices. As a result, our cost structure is exposed to market fluctuations and price volatility. Because we sell our products based principally on the LME price for primary aluminum, regional premiums and value-added product premiums, we are not able to directly pass on increased production costs to our customers. From time to time, we may manage our exposure to fluctuations in our alumina costs by purchasing certain of our alumina requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).
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
Power is supplied to Grundartangi from hydroelectric and geothermal sources under long-term power purchase agreements with three separate suppliers - HS, Landsvirkjun and OR. These power purchase agreements, which expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with each of HS and OR provide power at LME-based variable rates for the duration of these agreements. The larger Landsvirkjun agreement provides for fixed rate with an additional variable rate linked to the LME.
From time to time, we may manage our exposure to fluctuations in the market price of power through financial instruments designed to protect our downside risk exposure.
Electrical Power Price Sensitivity
Given our market-based power supply agreements, we have electrical power price risk for our operations, whether due to fluctuations in the price of power available on the MISO power market or the price of natural gas or other inputs. Power represents one of our largest operating costs, so changes in the price and/or availability of market power could significantly impact the profitability and viability of our operations. Transmission line outages, problems with grid stability or limitations on energy import capability could also increase power prices, disrupt production through pot instability or force a curtailment of all or part of the production at these facilities. In addition, indirect factors that lead to power cost increases, such as any increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns or new or more stringent environmental regulations may severely impact our financial condition, results of operations and liquidity.

The consumption shown in the table below reflects each operation at 100% production capacity and does not reflect production curtailments.

Electrical power price sensitivity by location:
	Hawesville	Sebree	Mt. Holly	Grundartangi	Total
Expected average load (in megawatts ("MW"))	482	385	400	543	1,810
Annual expected electrical power usage (in megawatt hours ("MWh"))	4,222,320	3,372,600	3,504,000	4,756,680	15,855,600
Annual cost impact of an increase or decrease of $1 per MWh (in millions)	$4.2	$3.4	$3.5	$4.8	$15.9
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
Fair Values and Sensitivity Analysis
The following tables present the fair values of our derivative assets and liabilities as of year-end 2024 and 2023 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2024 and 2023. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Fair Value with 10% Adverse Price Change
	2024	2023	2024	2023
Commodity contracts (1)	$4.5	$2.9	$(3.7)	$0.5
Foreign exchange contracts (2)	—	—	—	—
Total	$4.5	$2.9	$(3.7)	$0.5

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2024	2023	2024	2023
Commodity contracts (1)	4.4	$7.8	(0.2)	$15.3
Foreign exchange contracts (2)	—	0.1	—	0.6
Total	$4.4	$7.9	$(0.2)	$15.9
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, fixed for floating swaps, HFO price swaps and Indiana Hub power price swaps.
(2)Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
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
•We evaluated management’s analysis of impairment indicators by:
•Assessing whether asset groups having indicators of impairment were appropriately identified or considered.
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
March 3, 2025
We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Management identified a material weakness related to the failure to design and implement appropriate information technology controls in the areas of logical access controls including provisioning, deprovisioning, privileged access, user access review, application changes and monitoring relating to its Jamalco JV.
Management identified that the Company's Jamalco JV failed to design and implement appropriate business process level controls, including controls to address the completeness and accuracy of information derived from its affected information technology systems, which resulted in a material weakness related to reconciliation controls and insufficient review controls related to inventories, accounts payable, cost of goods sold and property, plant, and equipment.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 3, 2025

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2024	2023	2022
NET SALES:
Related parties	$1,312.1	$1,612.1	$1,671.1
Other customers	908.2	573.3	1,106.2
Total net sales	2,220.3	2,185.4	2,777.3
Cost of goods sold (1)	2,035.3	2,093.5	2,730.6
Gross profit	185.0	91.9	46.7
Selling, general and administrative expenses	56.8	44.3	37.5
Asset impairment	—	—	159.4
Other operating expense - net	6.8	15.8	—
Operating income (loss)	121.4	31.8	(150.2)
Interest expense - affiliates	(6.7)	(1.8)	—
Interest expense	(36.4)	(33.7)	(29.3)
Interest income	2.1	2.0	0.5
Net gain (loss) on forward and derivative contracts - nonaffiliates	2.5	(62.4)	210.4
Net gain (loss) on forward and derivative contracts - affiliates	(0.5)	0.6	(13.3)
Bargain purchase gain	245.9	—	—
Other income (loss) - net	(4.5)	(3.3)	15.3
Income (loss) before income taxes	323.8	(66.8)	33.4
Income tax benefit (expense)	(3.2)	14.6	(47.4)
Income (loss) before equity in earnings of joint ventures	320.6	(52.2)	(14.0)
Equity in losses of joint ventures	0.10	(0.1)	(0.1)
Net Income (loss)	320.7	(52.3)	(14.1)
Net loss attributable to noncontrolling interests	(16.1)	(9.2)	—
Net income (loss) attributable to Century stockholders	336.8	(43.1)	(14.1)
Less: net income allocated to participating securities	17.9	—	—
Net income (loss) allocated to common stockholders	$318.9	$(43.1)	$(14.1)
(1) Including purchases from related party of $277.9 million, $181.4 million and $284.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

INCOME (LOSS) ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$3.44	$(0.47)	$(0.15)
Diluted	$3.27	$(0.47)	$(0.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92.8	92.4	91.4
Diluted	98.4	92.4	91.4

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
	Year Ended December 31,
	2024	2023	2022
Comprehensive income (loss):
Net income (loss)	$320.7	$(52.3)	$(14.1)
Other comprehensive (loss) before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.2)	(0.1)	(0.2)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	(11.9)	(10.1)	(5.9)
OPEB curtailment gain, net	—	—	(8.9)
Amortization of prior service benefit during the period	0.2	0.1	(1.2)
Amortization of net loss during the period	6.5	6.2	4.8
Other comprehensive (loss) before income tax effect	(5.4)	(3.9)	(11.4)
Income tax effect	—	—	(0.3)
Other comprehensive (loss)	(5.4)	(3.9)	(11.7)
Comprehensive income (loss)	315.3	(56.2)	(25.8)
Comprehensive loss attributable to noncontrolling interests	(16.1)	(9.2)	—
Comprehensive income (loss) attributable to Century stockholders	$331.4	$(47.0)	$(25.8)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$32.9	$88.8
Restricted cash	2.8	1.5
Accounts receivable - net	75.8	53.7
Non-trade receivables	13.2	36.2
Due from affiliates	25.1	20.2
Manufacturing credit receivable	81.5	59.3
Inventories	539.0	477.0
Derivative assets	4.2	2.9
Prepaid and other current assets	28.3	27.5
Total current assets	802.8	767.1
Property, plant and equipment - net	978.3	1,004.2
Manufacturing credit receivable - less current portion	70.4	—
Other assets	87.9	75.2
TOTAL	$1,939.4	$1,846.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$187.3	$249.5
Accrued compensation and benefits	49.8	38.1
Due to affiliates	109.3	101.4
Accrued and other current liabilities	42.0	50.9
Derivative liabilities	4.4	1.4
Deferred credit - preliminary bargain purchase gain	—	273.4
Current debt due to affiliates	—	10.0
Current maturities of long-term debt	70.9	38.3
Total current liabilities	463.7	763.0
Long-term debt	447.3	430.9
Long-term debt due to affiliates	10.0	—
Accrued benefits costs - less current portion	130.4	120.3
Other liabilities	92.6	66.3
Due to affiliates - less current portion	—	—
Deferred taxes	71.2	72.4
Asset retirement obligations - less current portion	61.5	49.5
Total noncurrent liabilities	813.0	739.4
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 9)	0.0	0.0
Common stock (Note 9)	1.0	1.0
Additional paid-in capital	2,550.2	2,542.9
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(103.3)	(97.9)
Accumulated deficit	(1,667.2)	(2,004.1)
Total Century shareholders’ equity	694.4	355.6
Noncontrolling interest	(31.7)	(11.5)
Total equity	662.7	344.1
TOTAL	$1,939.4	$1,846.5

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$320.7	$(52.3)	$(14.1)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Lower of cost or NRV inventory adjustment	2.3	—	39.6
Unrealized (gain) loss on derivative instruments	(5.0)	87.1	(201.5)
Depreciation, depletion and amortization	81.8	74.7	73.4
Change in deferred tax (benefit) provision	(1.3)	(30.8)	44.2
Asset impairment	—	—	159.4
Gain on sale of assets	(2.3)	—	—
Bargain purchase gain	(245.9)	—	—
Force majeure settlement	(12.3)	—	—
Other postretirement benefits gain, net	—	—	(8.9)
Other non-cash items - net	9.1	3.4	(22.8)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	(18.3)	36.9	13.7
Non-trade receivables	31.5	4.1	—
Manufacturing credit receivable	(92.6)	(59.3)	—
Due from affiliates	(4.9)	(15.5)	3.6
Inventories	(64.3)	25.8	(12.8)
Prepaid and other current assets	1.0	2.9	5.6
Accounts payable, trade	(50.6)	(19.4)	(15.8)
Due to affiliates	26.1	51.7	(43.5)
Accrued and other current liabilities	(1.2)	—	8.8
Ravenswood retiree legal settlement	(2.0)	(2.0)	(2.0)
PBGC settlement	(0.3)	(4.5)	(2.4)
Other - net	3.9	2.8	1.4
Net cash (used in) provided by operating activities	(24.6)	105.6	25.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(82.3)	(95.0)	(86.3)
Proceeds from co-tenancy assets at Jamalco JV	12.7	—	—
Proceeds from sale of property, plant and equipment	2.3	25.7	0.8
Acquisition of subsidiary net of cash acquired	—	11.5	—
Net cash used in investing activities	(67.3)	(57.8)	(85.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	735.4	656.9	1,126.2
Repayments under revolving credit facilities	(705.1)	(758.2)	(1,114.8)
Debt issuance cost	—	—	(1.5)
Borrowings under Grundartangi casthouse debt facility	25.0	55.0	50.0
Repayments on casthouse facility	(6.8)	—	—
Borrowings under Iceland term facility	—	—	14.5
Repayments under Iceland term facility	(1.2)	(13.5)	—
Borrowings under Vlissingen facility agreement	—	10.0	—
Carbon credit proceeds	—	36.8	—
Carbon credit repayments	(10.0)	—	—
Net cash provided by (used in) financing activities	37.3	(13.0)	74.4
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(54.6)	34.8	14.8
Cash, cash equivalents and restricted cash, beginning of year	90.3	55.5	40.7
Cash, cash equivalents and restricted cash, end of year	$35.7	$90.3	$55.5

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2024	2023	2022

Supplemental Cash Flow Information:
Cash paid for:
Interest	$36.0	$35.2	$27.0
Taxes, net of refunds	14.5	5.9	0.9
Non-cash investing activities:
Capital expenditures	12.3	10.7	3.7
Capitalized interest	3.4	6.0	4.2
Distribution of fixed assets to NCI	17.0	—	—

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling interest	Total equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	58,542	—	91,231,611	$1.0	$2,535.5	$(86.3)	$(82.3)	$(1,946.9)	$421.0	$—	$421.0
Net loss	—	—	—	—	—	—	—	(14.1)	(14.1)	—	(14.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(11.7)	—	(11.7)	—	(11.7)
Share-based compensation	—	—	623,582	—	4.1	—	—	—	4.1	—	4.1
Conversion of preferred stock to common stock	(4,688)	—	468,785	—	—	—	—	—	—	—	—
Balance, December 31, 2022	53,854	—	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3	$—	$399.3
Net loss	—	—	—	—	—	—	—	(43.1)	(43.1)	(9.2)	(52.3)
Other comprehensive income (loss)	—	—	—	—	—	—	(3.9)	—	(3.9)	—	(3.9)
Share-based compensation	—	—	208,867	—	3.3	—	—	—	3.3	—	3.3
Conversion of preferred stock to common stock	(1,570)	—	157,019	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance, December 31, 2023	52,284	—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$(11.5)	$344.1
Net income (loss)	—	—	—	—	—	—	—	336.8	336.8	(16.1)	320.7
Other comprehensive income (loss)	—	—	—	—	—	—	(5.4)	—	(5.4)	—	(5.4)
Share-based compensation	—	—	341,771	—	7.3	—	—	—	7.3	—	7.3
Conversion of preferred stock to common stock	(2,569)	—	256,930	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	(4.0)	(4.0)
Balance, December 31, 2024	49,715	$—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$(31.6)	$662.7

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

1. Summary of Significant Accounting Policies
Organization — Century Aluminum Company ("Century Aluminum," "Century," the "Company", "we", "us", "our" or "ours") is a holding company, whose principal subsidiaries are Nordural ehf (together with its subsidiaries, "Nordural"), Century Aluminum Sebree LLC ("Century Sebree"), Century Aluminum of South Carolina ("CASC") and Century Kentucky, Inc. ("CAKY"). Nordural Grundartangi ehf, a subsidiary of Nordural, operates a primary aluminum smelter in Grundartangi, Iceland ("Grundartangi"). Century Sebree operates a primary aluminum smelter in Robards, Kentucky ("Sebree"). CASC operates a primary aluminum reduction smelter in Goose Creek, South Carolina ("Mt. Holly"). CAKY owns a primary aluminum smelter in Hawesville, Kentucky ("Hawesville").
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
As of December 31, 2024, Glencore owns 42.9% of Century’s outstanding common stock (45.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 9. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. See Note 4. Related Party Transactions.
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
Our consolidated financial statements include the consolidated results of the Jamalco joint venture, an unincorporated joint venture between General Alumina Jamaica Limited ("GAJL"), an indirect, wholly-owned subsidiary of the Company, and Clarendon Alumina Production Limited ("CAP"). CAP's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheet.
Variable Interest Entities - We evaluate arrangements and contracts with other entities to determine if they are VIEs and if we are the primary beneficiary. GAAP provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interest, and results of activities of a VIE in its consolidated financial statements.
A VIE should be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated.
Our evaluation of whether our interest qualifies as the primary beneficiary of a VIE involves significant judgments, estimates and assumptions and includes a qualitative analysis of the activities that most significantly impact the VIE’s economic performance and whether the Company has the power to direct those activities, the design of the entity, the rights of the parties and the purpose of the arrangement. Jamalco is a VIE. See Note 21. Variable Interest Entity.
Revenue recognition — See Note 5. Revenue.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an allowance for expected losses of $0.5 million at both December 31, 2024 and 2023.
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
Property, Plant and Equipment — Property, plant and equipment is stated at cost. Additions and improvements are capitalized when each asset is placed into service. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in Other income (loss) - net. Maintenance and repairs are expensed as incurred. Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:
Building and improvements    10 to 45 years
Machinery and equipment    5 to 35 years
Technology and software    3 to 7 years
The Company incurs deferred costs during the development stage of a mine life cycle. Such costs include the construction of access and haul roads, detailed drilling and geological analysis to further define the grade and quality of the known bauxite, and overburden removal costs. These costs relate to sections of the related mines where the Company is currently extracting bauxite or preparing for production in the near term. These sections are outlined and planned incrementally and generally are mined over periods outlined in the Company's mine plans. The amount of geological drilling and testing necessary to determine the economic viability of the bauxite deposit being mined is such that the resources are considered to be proved mineral reserves. Mineral reserves are amortized on a units-of-production basis.
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
Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Euro and the Icelandic krona ("ISK"), and the Chinese renminbi. Grundartangi, Vlissingen and Jamalco use the U.S. dollar as their functional currency, as contracts for sales of aluminum and alumina and purchases of alumina and power are denominated in U.S. dollars. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in Other income (loss) - net in the Consolidated Statements of Operations.
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
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this accounting standard for our fiscal year beginning January 1, 2024, retrospectively. Therefore, prior periods have been updated to conform with the current period presentation. See Note 19. Business Segments for our reportable segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements, but will require certain additional disclosures. The Company plans to adopt this guidance on its consolidated financial statements and related disclosures for the annual period ending December 31, 2025.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We do not expect any impact to the consolidated financial statements, but the standard will require certain additional disclosures in the notes to the consolidated financial statements and the Company plans to adopt this guidance for the annual period ending December 31, 2027.
2.Acquisition of Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. The remaining 45% interest in Jamalco is owned by Clarendon Alumina Production Limited ("CAP"), which in turn is owned by the Government of Jamaica. The purchase price for the acquisition was $1.00. The acquisition resulted in a bargain purchase gain in part due to the seller experiencing financial distress following curtailment of Jamalco's operations in the second half of 2021 due to a facility fire, with operations restarting in the second half of 2022.
The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, resulting in the Company recognizing the assets and liabilities at fair value with the excess over fair value of consideration transferred to the seller presented as a bargain purchase gain of $245.9 million recognized within the Consolidated Statements of Operations for the year ended December 31, 2024. During the first quarter of 2024, the Company finalized the Jamalco purchase price allocation and recognized measurement period adjustments, which primarily resulted from third-party valuation adjustments to risk premiums, reducing the value of property, plant and equipment by $29.0 million. This reduction in value of property plant and equipment resulted in a corresponding reduction to the bargain purchase gain of $29.0 million decreasing the value of the previously deferred bargain purchase gain of $273.4 million as of December 31, 2023. The Company finalized its purchase accounting as of March 31, 2024.
The following table summarizes the estimated fair value of identified assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition:

Purchase price allocation	Amount
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$19.4
Restricted cash	8.3
Accounts receivable - net	7.7
Non-trade receivables	40.4
Inventories	103.9
Prepaid and other current assets	4.2
Property, plant and equipment	217.2
Other assets	26.1
Accounts payable, trade	(94.6)
Accrued and other current liabilities	(29.5)
Other liabilities	(36.5)
Asset retirement obligations	(23.9)
Total identifiable assets acquired and liabilities assumed	242.7
Less: noncontrolling interest	(3.2)
Bargain purchase gain	245.9

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
For the year ended December 31, 2024, we incurred curtailment charges of $6.8 million, These charges were partially offset by income related to scrap and materials sales of $0.5 million. Comparatively, for the year ended December 31, 2023, we incurred curtailment charges of $16.6 million, including $9.0 million related to demand capacity charges for power. These charges were partially offset by income related to scrap and material sales of $1.7 million.
4. Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2024, 2023 and 2022 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of December 31, 2024, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (45.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 9. Shareholders' Equity for a full description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the years ended December 31, 2024, 2023 and 2022 we derived approximately 59.1%, 73.8% and 60.2% of our consolidated sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the years ended December 31, 2024, 2023 and 2022 we recorded $191.3 million, $191.7 million, and $24.9 million of revenue related to alumina sales to Glencore, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during 2024 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial contracts with Glencore
We have certain financial contracts with Glencore. See Note 20. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party sales and purchases for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Net sales to Glencore	$1,312.1	$1,612.1	$1,671.1
Purchases from Glencore (1)	277.9	181.4	284.7
(1)Includes settlements of financial contract positions.
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90 million in one or more loans at either (i) a fixed interest rate equal to 8.75% per annum (the "Fixed rate"), or (ii) a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00% (the "Variable Rate"). The Fixed Rate is only applicable to borrowings made on or before December 1, 2024, after which the Variable Rate shall apply to all borrowings under the Vlissingen Credit Facility. See Note 8. Debt for additional information. Borrowings under the Facility Agreement are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.
Carbon Credit Repurchase Agreement
On September 28, 2023, our wholly owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), entered into a structured repurchase arrangement with an affiliate of Glencore pursuant to which it sold 390,000 European Union Allowances ("Carbon Credits") at a price of €82.18 per Carbon Credit, for an aggregate amount of €32.1 million. Pursuant to the terms of the transaction, Grundartangi will repurchase the same number of Carbon Credits at a price of €83.72 per Carbon Credit, for an aggregate amount of €32.7 million. On December 18, 2023, the repurchase arrangement was amended to extend the repurchase window and increase the repurchase price to €85.13 per Carbon Credit, for an aggregate amount of €33.2 million. Also on December 18, 2023, Grundartangi sold an additional 40,000 Carbon Credits at a price of €69.30 per Carbon Credit and will repurchase the same number of Carbon Credits at a price of €70.71 per Carbon Credit for an aggregate amount of €2.8 million.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
In December 2024, the Amended Agreement was amended to extend the repurchase window from December 27, 2024 to August 22, 2025 for 370,700 Carbon Credits. The repurchase price was revised to €69.16 per Carbon Credit, for an aggregate amount of €25.6 million.
Due to the repurchase element of these transactions, the Company retains substantially all of the remaining benefits of the assets and has accounted for the transaction as a financing arrangement in accordance with Topic 606, Revenue from Contracts with Customers ("ASC 606").
5. Revenue
We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2024	2023	2022
United States	$1,427.0	$1,358.6	$1,737.2
Iceland	793.3	826.8	1,040.1
Total	$2,220.3	$2,185.4	$2,777.3
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Net Sales	2024	2023	2022
Aluminum	$1,882.1	$1,972.6	$2,750.3
Alumina	338.2	212.8	27.0
Total	$2,220.3	$2,185.4	$2,777.3
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
Contract liabilities are recorded when cash payments are received or due in advance of performance. As of December 31, 2024, and 2023, amounts recorded in Due to affiliates were $41.2 million and $30.6 million, respectively.
6. Leases
We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All of our leases are considered operating leases. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and ROUL, we consider our historical practices related to renewal of certain leases. The weighted average remaining lease term for our

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
operating leases was 10.1 years as of December 31, 2024 and 11.8 years as of December 31, 2023. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index.
We use our incremental borrowing rate as the basis for the discount rate used to calculate the ROUA and ROUL, respectively, for our operating leases. The incremental borrowing rate is determined on a lease-by-lease basis and is based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to our lease payments. We consider the most likely financing options available for each lease based on the leased asset, legal entity party to the lease, economic environment in which the lease is denominated, the market conditions relative to the leased asset and our historical practices of obtaining financing for similar types of costs. The weighted average discount rate for our operating leases was 7.5% as of December 31, 2024 and 7.3% as of December 31, 2023.
Our ROUA and ROUL balances for the years ended December 31, 2024 and December 31, 2023 were as follows (in millions):

	December 31,
	2024	2023
ROUA(1)	$21.0	$24.7

ROUL - current(2)	$3.0	$2.3
ROUL - non-current(3)	18.7	21.9
Total ROUL	$21.7	$24.2
(1)ROUA was recorded as part of Other Assets within Non-current assets at December 31, 2024 and 2023.
(2)ROUL - current was recorded as part of Accrued and other current liabilities within Current liabilities at December 31, 2024 and 2023.
(3)ROUL - non-current was recorded as part of Other liabilities within Non-current liabilities at December 31, 2024 and 2023.
The undiscounted maturities of our operating lease liability balances as of December 31, 2024 are as follows (in millions):

Year
2025	$3.9
2026	3.3
2027	2.8
2028	2.8
2029	2.7
Thereafter	16.2
Total	31.7
Less: Interest	(10.0)
ROUL	$21.7
During 2024 and 2023, we entered into new lease obligations, which resulted in $2.0 million and $3.2 million of additional right of use assets, respectively. During 2023, we acquired $2.4 million of right of use assets related to lease obligations assumed from the Jamalco acquisition.
Total operating expense includes the following (in millions):

	December 31,
	2024	2023
Operating leases expense	$5.3	$4.9
Short term lease expense	3.2	0.6
Total(1)	$8.5	$5.5

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
(1)Total lease expense is included in cost of goods sold and selling, general, and administrative expenses on the Consolidated Statements of Operations.
We had cash outflows of $5.0 million and $4.6 million for amounts included in the ROUL balance at the beginning of the year related to our operating leases for the years ended December 31, 2024 and December 31, 2023, respectively.
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
•Level 3 Inputs – unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.9	$—	$—	$7.9
Trust assets (1)	0.3	—	—	0.3
Derivative instruments	—	4.5	—	4.5
TOTAL	$8.2	$4.5	$—	$12.7
LIABILITIES:
Derivative instruments	—	4.4	—	4.4
TOTAL	$—	$4.4	$—	$4.4

Recurring Fair Value Measurements	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$16.8	$—	$—	$16.8
Trust assets (1)	0.2	—	—	0.2
Derivative instruments	—	2.9	—	2.9
TOTAL	$17.0	$2.9	$—	$19.9
LIABILITIES:
Derivative instruments	—	7.9	—	7.9
TOTAL	$—	$7.9	$—	$7.9
(1)Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following section describes the valuation techniques and inputs used for fair value measurements categorized within Level 2 of the fair value hierarchy:

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
As of the years ending December 31, 2024, and December 31, 2023, there were no Level 3 assets and liabilities.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis.

For the twelve months ended December 31, 2023 and 2024	Level 3 Assets	Level 3 Liabilities
	LME forward financial sales contracts	LME forward financial sales contracts
Balance as of January 1, 2023	$1.8	$(4.6)
Transfers out of Level 3 (1)	(1.8)	4.6
Balance as of December 31, 2023	$—	$—
Transactions during 2024	$—	$—
Balance as of December 31, 2024	$—	$—

Change in unrealized gains (losses) 2023 (2)	$—	$—
Change in unrealized gains (losses) 2024 (2)	$—	$—
(1)Transfer out of Level 3 due to period of time remaining in derivative contract.
(2)Gains and losses are presented in the Consolidated Statements of Operations within the line item "Net gain (loss) on forward and derivative contracts."

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
8. Debt

	December 31,
	2024	2023
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7.8	$7.8
U.S. Revolving Credit Facility (2)	20.0	23.7
Iceland Revolving Credit Facility (3)	34.0	—
Grundartangi Casthouse Facility (4)	9.0	5.5
Iceland Term Facility	—	1.3
Vlissingen Facility Agreement (5)	—	10.0
Debt classified as non-current liabilities:
Grundartangi casthouse facility, net of financing fees of $0.0 million at December 31, 2024 (4)	114.2	98.8
Vlissingen Facility Agreement (5)	10.0	—
7.5% senior secured notes due April 1, 2028, net of financing fees of $1.9 million at December 31, 2024, interest payable semiannually	248.1	247.4
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.2 million at December 31, 2024, interest payable semiannually	85.1	84.7
Total	$528.2	$479.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at December 31, 2024 was 3.75%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2024 was 8.00%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2024 was 7.84%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2024 was 8.06%.
(5)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2024 was 7.99%
7.5% Senior Secured Notes due 2028
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
Fair Value. As of December 31, 2024, the total estimated fair value of the 2028 Notes was $253.1 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
As of December 31, 2024, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.
Fair Value. As of December 31, 2024, the total estimated fair value of the Convertible Notes was $102.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2024, there were $20.0 million outstanding borrowings and $63.7 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	December 31, 2024
Credit facility maximum amount	$250.0
Borrowing availability	149.3
Outstanding letters of credit issued	63.7
Outstanding borrowings	20.0
Borrowing availability, net of outstanding letters of credit and borrowings	65.6
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility") which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million in the aggregate. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At December 31, 2024, there was $34.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through December 2026.

Status of our Iceland revolving credit facility:	December 31, 2024
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	34.0
Borrowing availability, net of outstanding letters of credit and borrowings	66.0
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of December 31, 2024, there were $123.2 million in outstanding borrowings under the Casthouse Facility.
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
Iceland Term Facility
Our wholly-owned subsidiary, Grundartangi, entered into a Term Facility Agreement with Arion Bank hf, dated September 2022, (the "Iceland Term Facility") to provide for borrowings up to €13.6 million. Repayments of principal amounts were made in equal monthly installments, the first payment occurring in February 2023, with the remainder of the principal amount paid in January 2024. Borrowings under the Iceland Term Facility bore interest at a rate equal to 3.2% plus EUR EURIBOR 1 month as published by the European Money Markets Institute. As of December 31, 2024, the Iceland Term Facility has been repaid in full and has terminated pursuant to its terms.
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90 million in one or more loans. As of December 31, 2024, there was $10.0 million in outstanding borrowings under the Vlissingen Facility Agreement.
Security. Vlissingen’s obligations under the Vlissingen Credit Facility are secured by liens on the ground lease on which Vlissingen’s facilities are located, Vlissingen’s moveable assets, financial assets, receivables and other assets, and Vlissingen’s shares.
Interest Rates and Fees. Amounts outstanding under the Vlissingen Credit Facility will bear interest at either (i) a fixed interest rate equal to 8.75% per annum (the "Fixed Rate"), or (ii) a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00% (the "Variable Rate"). The Fixed Rate is only applicable to borrowings made on or before December 1, 2024, after which the Variable Rate shall apply to all borrowings under the Vlissingen Credit Facility.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Prepayments. Any outstanding borrowings may be prepaid without penalty or premium in whole or in part without any charge, fee premium or penalty.
Covenants. The Vlissingen Credit Facility contains customary covenants including with respect to mergers, guarantees and preservation and dispositions of assets.
Events of Default. The Vlissingen Credit Facility also includes customary events of default, including nonpayment, breach of any provision or representation under the agreement, and certain cross-default and insolvency events. Upon the occurrence of an event of default, commitments under the Vlissingen Credit Facility may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.
Covenant Compliance
As of December 31, 2024, we and our subsidiaries were in compliance with all covenants or maintained availability above applicable covenant triggers.
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
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of December 31, 2024, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
9. Shareholders' Equity
Common Stock
As of December 31, 2024 and 2023, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 100,475,086 shares were issued and 93,288,565 shares were outstanding at December 31, 2024; 99,876,385 shares were issued and 92,689,864 shares were outstanding at December 31, 2023.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2024 and 2023, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2024 and December 31, 2023, 49,715 shares and 52,284 shares were outstanding, respectively.
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
Through December 31, 2024, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2024.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
10. Inventories
Inventories, at December 31, consist of the following:

	2024	2023
Raw materials	$180.8	$162.5
Work-in-process	52.1	42.9
Finished goods	74.6	46.3
Operating and other supplies	231.5	225.3
Inventories	$539.0	$477.0
11. Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2024	2023
Land and improvements	$104.3	$105.1
Mineral Reserves	34.7	35.8
Buildings and improvements	404.3	328.8
Machinery and equipment	1,664.0	1,580.7
Asset Retirement Obligation	35.3	21.8
Construction in progress	44.7	160.3
	2,287.3	2,232.5
Less accumulated depreciation, amortization and depletion	(1,309.0)	(1,228.3)
Property, plant and equipment - net	$978.3	$1,004.2
For the years ended December 31, 2024, 2023 and 2022, we recorded depreciation, amortization and depletion expense of $81.8 million, $74.7 million, and $73.4 million, respectively.
12. Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2024	2023
Defined benefit plan liabilities	$(107.0)	$(101.8)
Unrealized gain on financial instruments	1.4	1.6
Other comprehensive loss before income tax effect	(105.6)	(100.2)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(103.3)	$(97.9)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2024	2023
Defined benefit plan liabilities	$2.6	$2.6
Unrealized loss on financial instruments	(0.3)	(0.3)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2021	$(84.0)	$1.7	$(82.3)
Other comprehensive income (loss) before reclassifications	(5.9)	—	(5.9)
Net amount reclassified to net income (loss)	(5.7)	(0.1)	(5.8)
Balance, December 31, 2022	(95.6)	1.6	(94.0)
Other comprehensive income (loss) before reclassifications	(10.1)	—	(10.1)
Net amount reclassified to net income (loss)	6.3	(0.1)	6.2
Balance, December 31, 2023	(99.4)	1.5	(97.9)
Other comprehensive income (loss) before reclassifications	(11.9)	—	(11.9)
Net amount reclassified to net income (loss)	6.7	(0.2)	6.5
Balance, December 31, 2024	$(104.6)	$1.3	$(103.3)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Year Ended December 31,
AOCL Components	Location	2024	2023	2022
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$(8.5)	$(1.0)	$3.5
	Other income, net	—	—	(8.9)
	Selling, general and administrative expenses	1.1	(0.2)	3.3
	Other operating expense (income), net	2.2	(2.6)	(9.0)
	Income tax expense	—	—	(0.3)
	Net of tax	$(5.2)	$(3.8)	$(11.4)

Gain (loss) on financial instruments	Cost of goods sold	$(0.2)	$(0.1)	$(0.2)
	Income tax effect	$—	—	(0.1)
	Net of tax	$(0.2)	$(0.1)	$(0.3)
13. Pension and Other Postretirement Benefits
Pension Benefits
We maintain noncontributory defined benefit pension plans for certain foreign and domestic hourly and salaried employees. For the eligible domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. Plan benefits are available to all permanent foreign employees. Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). In addition, we maintain the supplemental executive retirement benefit ("SERB") plan for certain current and former executive officers, which is frozen to future accruals.
Other Postretirement Benefits ("OPEB")
In addition to providing pension benefits, we provide certain healthcare and life insurance benefits for certain foreign and domestic retired employees. We accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Obligation and Funded Status
The change in benefit obligation and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$305.1	$263.0	$76.8	$73.7
Service cost	4.0	3.3	0.2	0.1
Interest cost	17.2	17.3	3.9	3.9
Plan amendments	—	1.1	—	—
Actuarial (gain) loss	(3.2)	11.0	0.3	4.8
Medicare Part D	—	—	0.2	0.3
Acquisition	—	28.6	—	0.8
Benefits paid	(21.4)	(19.9)	(5.7)	(6.8)
Exchange rates	(0.4)	(0.5)	—	—
Plan participants' contributions	1.0	1.2	—	—
Benefit obligation at end of year	$302.3	$305.1	$75.7	$76.8
The decreases in both the defined benefit plans' and OPEB plans' benefit obligation were mainly driven by lower interest costs and actuarial gains in 2024, which were primarily attributable to the changes in the discount rates from fiscal year 2023 to 2024.

	Pension		OPEB
	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$256.8	$216.6	$—	$—
Actual return on plan assets	6.8	21.4	—	—
Acquisition	—	31.5	—	—
Employer contributions	2.3	6.6	5.5	6.5
Medicare Part D subsidy received	—	—	0.2	0.3
Benefits paid	(21.5)	(19.9)	(5.7)	(6.8)
Exchange rates	(0.3)	(0.6)	—	—
Plan participants' contributions	1.0	1.2	—
Fair value of assets at end of year	$245.1	$256.8	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The change in actual return on plan assets in 2024 was primarily attributable to fluctuations in market prices during the year.

	Pension		OPEB
	2024	2023	2024	2023
Funded status of plans:
Funded status	$(57.2)	$(48.3)	$(75.7)	$(76.8)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	(1.8)	(1.8)	(6.5)	(6.5)
Non-current liabilities	(55.4)	(46.5)	(69.2)	(70.3)
Net amount recognized	$(57.2)	$(48.3)	$(75.7)	$(76.8)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$82.3	$82.1	$14.4	$14.8
Prior service cost (benefit)	1.6	1.8	—	—
Total	$83.9	$83.9	$14.4	$14.8
Pension Plans That Are Not Fully Funded
At December 31, 2024, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $302.3 million, $279.3 million, and $245.1 million, respectively.
At December 31, 2023, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $305.1 million, $305.9 million and $256.8 million, respectively.
Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss):
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2024	2023	2022	2024	2023	2022
Service cost	$4.0	$3.3	$4.3	$0.2	$0.1	$0.2
Interest cost	17.2	17.3	10.3	3.9	3.9	2.9
Expected return on plan assets	(18.3)	(17.3)	(23.5)	—	—	—
Amortization of prior service costs	0.2	0.1	0.1	—	—	(1.3)
Amortization of net loss	5.8	6.0	3.5	0.7	0.1	1.3
Net periodic benefit cost	8.9	9.4	(5.3)	4.8	4.1	3.1
Curtailment benefit (1)	—	—	—	—	—	(8.9)
Total benefit cost	$8.9	$9.4	$(5.3)	$4.8	$4.1	$(5.8)

(1)During 2022, we re-measured certain other postretirement benefits triggered by the Hawesville smelter curtailment, leading to a non-cash OPEB curtailment benefit totaling $8.9 million for the year ended December 31, 2022.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2024	2023	2024	2023
Net (gain) loss	$8.4	$6.9	$0.3	$4.8
Net loss (gain) transferred due to acquisition	—	(4.5)	—	(0.2)
Prior service cost (benefit)	—	1.2	—	—
Amortization of net loss, including recognition due to settlement	(5.8)	(6.0)	(0.7)	(0.2)
Amortization of prior service (cost) benefit, including curtailment	(0.2)	(0.1)	—	—
Exchange rates	(2.4)	(1.1)	—	(0.1)
Total amount recognized in other comprehensive income (loss)	—	(3.6)	(0.4)	4.3
Net periodic benefit cost	8.9	9.4	4.8	4.1
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$8.9	$5.8	$4.4	$8.4
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2024	2023	2024	2023
Discount rate (1)	5.99%	5.19%	5.62%	5.19%
Rate of compensation increase without Jamaica	3.0%	3.5%	3.0%	3.5%
Rate of compensation increase Jamaica	7.0%	n/a	7.0%	n/a
Measurement date	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2024	2023	2022	2024	2023	2022
Measurement date	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021
Fiscal year end	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022
Discount rate (1)	6.75%	5.50%	2.94%	5.43%	5.57%	2.64%
Rate of compensation increase without Jamaica (2)	3.5%	4%/3.5%	3%/3.5%	3.5%	4%/3.5%	3%/3.5%
Rate of compensation increase Jamaica	9.0%	n/a	n/a	8.0%	n/a	n/a
Expected return on plan assets (3)	7.28%	7.25%	7.25%	—%	—%	—%
(1)We use the Ryan Above Median Yield Curve to determine the discount rate.
(2)For 2024, the rate of compensation increase is 3.5%. For 2023, the rate of compensation increase was 4% per year for the first year and 3.5% per year thereafter. For 2022, the rate of compensation increase was 3% per year for the first year and 3.5% per year thereafter.
(3)The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.
For measurement purposes, medical cost inflation for location other than Jamaica is initially estimated to be 8.5%, and 7.5% for pre- and post-65 participants, respectively, declining to 4.5% over ten years and continuing thereafter. For Jamaica, it is initially estimated to be 8.0% for both pre and post 65 participants and for the next two years.

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
Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2024 Target	December 31, 2024	December 31, 2023
Return seeking assets:
Global equity	50%	51%	44%
Diversified credit	15%	17%	15%
Real assets	10%	11%	10%
Liability hedging assets	25%	20%	28%
Cash	—%	1%	3%
	100%	100%	100%
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following summarizes the Company’s Pension Plans' assets fair value by asset category:

As of December 31, 2024	Level 1	Level 2	Level 3	Assets measured at NAV	Total
Cash and cash equivalents	$0.7	$—	$—	$2.8	$3.5
Global Equity	20.0	—	—	108.1	128.1
Diversified Credit	11.8	—	—	35.3	47.1
Real Assets	—	—	—	23.1	23.1
Liability hedging assets	—	—	—	42.6	42.6
Other	0.1	0.6	—	—	0.7
Total plan assets fair value	$32.6	$0.6	$—	$211.9	$245.1

As of December 31, 2023
Cash and cash equivalents	$0.4	$—	$—	$4.6	$5
Global Equity	19.7	—	—	100.0	119.7
Diversified Credit	11.2	—	—	34.7	45.9
Real Assets	—	—	—	22.8	22.8
Liability hedging assets	—	—	—	62.7	62.7
Other	0.1	0.6	—	—	0.7
Total plan assets fair value	$31.4	$0.6	$—	$224.8	$256.8
Our domestic Pension Plans’ assets are held in certain commingled funds and group trusts which do not have publicly quoted prices. The fair value of the commingled funds and group trusts is based on NAV of the underlying investments. The fair value of the underlying investments held by the commingled funds, separate accounts and common collective trusts is generally based on quoted prices in active markets. Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. Our foreign plan assets are held in bonds and equity securities which have publicly quoted prices.
Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.
Pension and OPEB Cash Flows
During 2024 and 2023, we made contributions of approximately $2.3 million and $6.6 million, respectively, to the qualified defined benefit and SERB plans we sponsor and $5.5 million and $6.5 million, respectively, to the other postretirement benefit plans.
We expect to make the following contributions for 2025:

2025
Expected pension plan contributions	$8.0
Expected OPEB benefits payments	6.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2025	$20.5	$6.5
2026	20.9	6.5
2027	20.9	6.5
2028	21.4	6.7
2029	21.7	6.5
2030 – 2034	94.8	30.9
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
Century’s participation in the plan for the year ended December 31, 2024, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508 / 499
Pension Protection Act Zone Status 2023 (1)	Green
Pension Protection Act Zone Status 2022 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan (2)	No
Contributions of Century Aluminum 2024	$0.04
Contributions of Century Aluminum 2023	$0.2
Contributions of Century Aluminum 2022	$1.6
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement (2)	March 31, 2026
(1)The most recent Pension Protection Act zone status available in 2024 and 2023 is for the plan's year-end December 31, 2023 and December 31, 2022, respectively. The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.
(2)The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Century's contributions to the above plan is not 5% or more of the total contributions to the plan.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century. We match a portion of participants' contributions to the savings plan. Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $6.3 million, $5.8 million, and $6.0 million for 2024, 2023, and 2022, respectively.
14. Share-based Compensation
Amended and Restated Stock Incentive Plan. Under our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan") we award service-based and performance-based share awards and nonqualified stock options to our salaried officers, non-employee directors, and other key employees. Our service-based and performance-based share awards typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service. The Stock Incentive Plan has 12,900,000 shares authorized for issuance with approximately 2,673,311 shares remaining at December 31, 2024.
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
RSUs are stock-settled awards which do not contain any performance-based vesting requirements. PSUs can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our PSU liability was approximately $7.1 million and $3.3 million as of December 31, 2024 and 2023, respectively. Both the PSUs and RSUs vest, in their entirety, after three years.

Service-based share awards	Number
Outstanding at January 1, 2024	1,156,774
Granted	650,755
Vested	(263,227)
Forfeited	(139,407)
Outstanding at December 31, 2024	1,404,895

Performance-based share awards	Number
Outstanding at January 1, 2024	602,564
Granted	475,226
Vested	(303,315)
Forfeited	—
Outstanding at December 31, 2024	774,475

	Year ended December 31,
Service-based share awards	2024	2023	2022
Weighted average per share fair value of service-based share grants	$10.11	$12.58	$17.30
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
The following table summarizes the compensation cost recognized for the years ended December 31, 2024, 2023 and 2022 for all service-based and performance-based share awards. The compensation cost is included as part of selling, general and administrative expenses and cost of goods sold in our Consolidated Statements of Operations.

	Year ended December 31,
	2024	2023	2022
Share-based compensation (benefit) expense reported:
Performance-based share (benefit) expense	$9.3	$2.0	$(5.0)
Service-based share expense	6.1	4.6	4.4
Total share-based compensation (benefit) expense before income tax	15.4	6.6	(0.6)
Income tax	—	—	—
Total share-based compensation (benefit) expense, net of income tax	$15.4	$6.6	$(0.6)
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2024, 2023 and 2022. As of December 31, 2024, we had unrecognized compensation cost of $13.2 million before taxes. This cost will be recognized over a weighted average period of 1.7 years.
15. Earnings Per Share
Basic EPS amounts are calculated by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.
The following table shows the basic and diluted earnings (loss) per share for 2024, 2023, and 2022:

	For the year ended December 31, 2024
	Net Income	Shares (in millions)	Per Share
Net income attributable to Century stockholders	$336.8
Less: net income allocated to participating securities	17.9
Basic EPS:
Net income allocated to common stockholders	$318.9	92.8	$3.44
Effect of Dilutive Securities(1):
Share-based compensation	—	1.0
Convertible senior notes	2.7	4.6
Diluted EPS:
Net income allocated to common stockholders	$321.6	98.4	$3.27

	For the year ended December 31, 2023
	Net Loss	Shares (in millions)	Per Share
Net loss attributable to Century stockholders	$(43.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(43.1)	92.4	$(0.47)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	For the year ended December 31, 2022
	Net Loss	Shares (in millions)	Per Share
Net loss attributable to Century stockholders	$(14.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(14.1)	91.4	$(0.15)

Securities excluded from the calculation of diluted EPS (in millions)(1):	2024	2023	2022
Share-based compensation	0.6	1.0	1.7
Convertible preferred shares	5.2	5.4	5.8
Convertible senior notes	—	4.6	4.6
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
16. Income Taxes
The components of pre-tax book income (loss) consist of the following:

	Year Ended December 31,
	2024	2023	2022
U.S.	$335.5	$78.0	$(193.6)
Foreign	(11.7)	(144.8)	227.0
Total	$323.8	$(66.8)	$33.4
Significant components of income tax expense consist of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal current expense (benefit)	$—	$0.5	$—
State current expense (benefit)	—	—	0.2
Foreign current expense (benefit)	4.9	15.8	4.0
Total current expense (benefit)	4.9	16.3	4.2
Deferred:
U.S. federal deferred benefit	—	(0.3)	(0.3)
State deferred benefit	—	(0.1)	—
Foreign deferred tax (benefit) expense	(1.7)	(30.5)	43.5
Total deferred (benefit) expense	(1.7)	(30.9)	43.2
Total income tax (benefit) expense	$3.2	$(14.6)	$47.4

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent differences	1.0	1.1	(15.2)
State taxes, net of Federal benefit	—	(0.1)	0.1
Rate change	(0.5)	(0.3)	0.4
Foreign earnings taxed at different rates than U.S.	—	2.0	(0.8)
Valuation allowance	(11.3)	3.6	(4.2)
Foreign dividends and inclusions	0.5	(12.7)	122.9
Net operating loss expiration and remeasurement	2.8	(8.0)	43.1
Filing differences	8.7	0.6	(19.1)
Changes in uncertain tax reserves	0.2	(1.3)	(5.3)
Advanced Manufacturing Production Credit	(5.9)	18.6	—
Bargain Purchase gain	(15.7)	—	—
Other	0.2	(2.7)	(0.9)
Effective tax rate	1.0%	21.8%	142.0%
The effective tax rate for the year ending December 31, 2024 was 1.0% compared to the statutory US tax rate of 21%. This lower effective rate is primarily due to the bargain purchase gain recognized for US GAAP purposes but not for US tax purposes, as well as the non-taxable benefit of the Advanced Manufacturing Credit under Section 45X, which is discussed below.
In August 2022, the IRA became law. The IRA provides several tax incentives to promote clean energy and the production of critical minerals in the U.S., including a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code. Tax credits, such as refundable credits whose realization does not depend on the entity’s generation of taxable income like the refundable tax credit provided by the IRA are not considered an element of income tax accounting under ASC 740. After considering US GAAP, the Company has concluded it is appropriate to apply IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, to account for the refundable tax credit as an income grant.
Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the “Proposed Regulations”). On October 24, 2024 the U.S. Department of the Treasury and the Internal Revenue Service released final regulations regarding the advanced manufacturing production credit established by the Inflation Reduction Act of 2022 to incentivize the production of eligible components within the United States (the “Final Regulations”).
The Final Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit. One of the most significant changes from the Proposed Regulations is that the final regulations allow certain direct and indirect material costs to be included in the section 45X credit computation for the production of electrode active materials and critical minerals. Notably, with respect to all of the comments related to the definition of aluminum, the Treasury Department and the IRS have determined that additional consideration is necessary prior to finalizing proposed § 1.45X–4(b)(1), which the Treasury Department and the IRS intend to do at a later date. For that reason, § 1.45X–4(b)(1) is reserved in these Final Regulations. For the year ended December 31, 2024 and December 31, 2023, we recognized $89.7 million and $56.5 million as a reduction in Cost of goods sold, and $2.9 million and $2.8 million as a reduction in selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the Company recognized a current manufacturing credit receivable of $81.5 million and $59.3 million, respectively. As of December 31, 2024, the Company recognized a non-current manufacturing credit receivable of $70.4 million. There was no non-current manufacturing credit receivable recognized as of December 31, 2023 within the Consolidated Balance Sheets.
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
The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2024	2023
Deferred tax assets:
Accrued postretirement benefit cost	$30.1	$30.7
Net operating losses	473.3	467.6
Disallowed interest expense	37.1	29.2
Derivative and hedging contracts	0.1	1.2
Fixed asset tax over book basis	—	9.2
Other	29.4	28.3
Total deferred tax assets	570.0	566.2
Valuation allowance	(504.4)	(537.6)
Net deferred tax assets	$65.6	$28.6
Deferred tax liabilities:
Fixed asset book over tax basis	(115.9)	(62.0)
Derivatives	—	—
Foreign basis differences	0.6	(18.1)
Other	(21.4)	(20.6)
Total deferred tax liabilities	(136.7)	(100.7)
Net deferred tax liability	$(71.1)	$(72.1)
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the Consolidated Statements of Operations and net deferred tax assets are adjusted accordingly. Future changes in tax laws, statutory tax rates and taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision.
We have a valuation allowance of $504.4 million recorded against our net U.S. and Jamaican deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2024. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance, valuation allowance	$537.6	$487.9	$485.8
Remeasurement of deferred tax assets	—	—	—
Release of valuation allowance	—	—	—
Expiration of net operating losses	(6.1)	(7.2)	(15.4)
Other change in valuation allowance	(27.1)	56.9	17.5
Ending balance, valuation allowance	$504.4	$537.6	$487.9

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The significant components of our NOLs are as follows:

	2024	2023
Federal (1)	$1,571.2	$1,533.5
State (2)	1,163.5	1,221.0
Foreign (3)(4)	342.2	344.4
(1)US federal NOLs begin to expire in 2028.
(2)US state NOLs begin to expire in 2027.
(3)NOLs in Iceland expire between 2025 and 2026.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2024	2023	2022
Balance as of January 1,	$3.0	$2.2	$4.0
Additions based on tax positions related to the current year	0.6	1.3	0.3
Decreases due to lapse of applicable statute of limitations	(0.1)	(0.5)	(2.1)
Balance as of December 31,	$3.5	$3.0	$2.2
As of December 31, 2024, the Company’s gross unrecognized tax benefits totaled $3.5 million. After considering the deferred tax accounting impact, it is expected that about $1.4 million of the total as of December 31, 2024 would favorably affect the effective tax rate if resolved in the Company’s favor. Included in the above balances are tax positions relating to temporary differences where there is uncertainty about the timing of tax return inclusion, but not that the amounts will ultimately be tax deductible. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period. We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months. It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
We are subject to examination by tax authorities according to statutory periods defined in each jurisdiction. The earliest statutory period open is beginning in 2019.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2024, $2.0 million was recorded in other current liabilities and $1.6 million was recorded in other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("the PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of December 31, 2024, we have made contributions of $7.2 million related to the Amended PBGC Settlement Agreement.
Power Commitments and Contingencies
Hawesville
Hawesville has a power supply arrangement with Kenergy and Century Marketer, LLC (“Century Marketer"), Century's wholly-owned subsidiary that acts as a MISO market participant. Under this arrangement, Hawesville gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Hawesville. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Hawesville has a term through December 31, 2026, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Sebree
Sebree has a power supply arrangement with Kenergy and Century Marketer. Under this arrangement, Sebree gets access to power at Midcontinent Independent System Operator ("MISO") pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Hawesville has a term through December 31, 2026, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
Mt. Holly
Century Aluminum of South Carolina ("CASC") has a power supply agreement with Santee Cooper that has an effective term through December 2026. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates.
Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR"). These power purchase agreements expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with each of HS and OR provide power at LME-based variable rates for the duration of these agreements. The larger Landsvirkjun agreement provides for fixed rate with an additional variable rate linked to the LME. Grundartangi also has a separate 25 MW power purchase agreement with Landsvirkjun at an LME-based variable rate.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Jamalco facilities are represented by labor unions, representing approximately 59% of our total workforce.
Approximately 86% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement was effective Through December 31, 2024. Grundartangi is currently in the process of negotiating a new contract. Until a new contract is reached, employees will continue to operate under the current agreement.
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
Approximately 39% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective Through April 1, 2026. Upon announcement of the curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with USW for its employees is effective through October 28, 2028. Mt. Holly employees are not represented by a labor union.
Approximately 61% of Jamalco's work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately labor agreements for hourly and salaried employee groups. Both contracts were effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups. Until new contracts are reached, employees will continue to operate under the current agreements.
Contingent Obligation
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of December 31, 2024, the principal and accrued interest for the contingent obligation was $32.3 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 10.94%. As of December 31, 2024, the LME forward market prices do not exceed the threshold for payment. In addition, based on the current level of Hawesville's operations, including the curtailment, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
18. Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2024	2023
Beginning balance	$51.1	$21.2
Additional ARO liabilities incurred	6.7	3.1
ARO liabilities settled	(4.6)	(1.5)
Accretion expense	2.1	2.0
Acquired ARO liabilities (See Note 2)	—	23.9
Revisions in estimated cash flows	10.8	2.4
Ending balance	$66.1	$51.1
Current portion of asset retirement obligations (1)	4.6	1.6
Asset retirement obligations - less current portion	$61.5	$49.5
(1) Current portion of asset retirement obligations is recorded in accrued and other current liabilities.
19. Business Segments
Century Aluminum is a producer of primary aluminum, which trades as a global commodity, and owns a 55% interest in an alumina refinery joint venture. We are organized as a holding company with each of our operating primary aluminum smelters managed and operated as a separate facility reporting to our corporate headquarters. Our three operating primary aluminum smelters and our bauxite and alumina refinery each meet the definition of an operating segment We evaluated the similar economic and other characteristics, including similar products, production processes, customers and distribution and have aggregated our four operating segments into one reportable segment. In addition, all of our operating segments share several key economic factors inherent in their common products and production processes. For example, all of our facilities' revenue is based on market pricing. Our facilities have a similar customer base and utilize similar distribution methods to ship products. In 2024, we determined that our fully curtailed Hawesville facility no longer met the definition of an operating segment. Our chief executive officer is our chief operating decision maker (CODM) and evaluates performance based on Segment EBITDA (Earnings before interest, taxes, depreciation, and amortization). Specifically, the CODM reviews Segment EBITDA to develop forecasting and evaluate overall profitability performance.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
A reconciliation of our consolidated assets to the total of primary aluminum segment assets and capital expenditures is provided below.

Segment assets (1)	2024	2023	2022
Aluminum	$1,896.6	$1,808.1	$1,432.4
Corporate, unallocated	42.8	38.4	39.6
Total assets	$1,939.4	$1,846.5	$1,472.0

Capital expenditures	$82.3	$95.0	$86.3
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
Geographic information
Our net sales are attributed to geographic area based on the location of the selling operation. Included in the consolidated financial statements are the following amounts related to geographic locations:

	2024	2023	2022
Net sales: (1)
United States	$1,427.0	$1,358.6	$1,737.2
Iceland	793.3	826.8	1,040.1
Total Net sales	2,220.3	2,185.4	2,777.3

Long-lived assets: (2)
United States	$233.6	$219.1	$244.9
Iceland	526.4	529.4	491.0
Jamaica	255.2	275.8	—
Other	50.6	55.1	58.3
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
(2)Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
Revenues from one customer in 2024 and 2023 and two customers in 2022 exceeded 10% of our net sales. A loss of these customers could have a material adverse effect on our results of operations. The net sales related to the customers is as follows:

	Year Ended December 31,
	2024	2023	2022
Glencore	$1,312.1	$1,612.1	$1,671.1
Southwire	—	—	331.3

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table presents our segment information to reconcile to Segment EBITDA for the periods indicated and, because we only have one segment, our net income (loss) attributable to Century stockholders is identical to the information presented in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Net sales	$2,220.3	$2,185.4	$2,777.3
Segment Cost of goods sold(1)	(2,014.7)	(2,056.9)	(2,597.0)
IRA Credit - Cost of goods sold(2)	89.7	56.5	—
Asset impairment	—	—	(159.4)
Other segment items(3)	(25.4)	(55.7)	(12.9)
Segment EBITDA	269.9	129.3	8.0
Depreciation, depletion, and amortization - Cost of goods sold	(86.5)	(80.7)	(76.4)
Selling, general and administrative expenses	(56.8)	(44.3)	(37.5)
Interest expense - affiliates	(6.7)	(1.8)	—
Interest expense	(36.4)	(33.7)	(29.3)
Interest income	2.1	2.0	0.5
Net gain (loss) on forward and derivative contracts - nonaffiliates	2.5	(62.4)	210.4
Net gain (loss) on forward and derivative contracts - affiliates	(0.5)	0.6	(13.3)
Bargain purchase gain	245.9	—	—
Other(4)	(9.7)	24.1	(29.1)
Income tax benefit (expense)	(3.2)	14.6	(47.4)
Net income (loss)	320.6	(52.3)	(14.1)
Net loss attributable to noncontrolling interests	16.2	9.2	—
Net income (loss) attributable to Century stockholders, as reported	$336.8	$(43.1)	$(14.1)
(1)Includes raw materials, labor, energy, and other direct cost of goods sold.
(2)Advanced production credit related to Section 45X of the Inflation Reduction Act.
(3)Includes freight costs and FIFO inventory adjustment.
(4)Includes equity in losses or earnings from joint ventures and inventory revaluation to lower of cost or net realizable value.
20. Derivatives
As of December 31, 2024, we had an open position of 32,000 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price and an open position of 32,000 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through September 2026. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of December 31, 2024, we had no open fixed for floating swaps.
We previously entered into forward contracts to hedge the risk of fluctuations associated with the Icelandic Krona (ISK) and Euro for contracts related to the construction of the Grundartangi casthouse and the Sebree casthouse project denominated in these currencies ("casthouse currency hedges"). As of December 31, 2024, we had no open casthouse currency hedges.
We previously entered into financial contracts to hedge a portion of our exposure at our operations to the NYMEX Henry Hub (“NYMEX Henry Hub natural gas price swaps”). The natural gas volume is measured per million British Thermal Units ("MMBtu"). As of December 31, 2024, we had no open NYMEX Henry Hub natural gas price swaps.
We have entered into financial contracts to hedge a portion of our exposure at our operations to Heavy Fuel Oil (“HFO price swaps”). The HFO volume is measured per barrel. As of December 31, 2024, we had an open position of 295,000 barrels. The HFO price swaps are expected to settle monthly through December 2025.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of December 31, 2024, we had an open position of 591,192 MWh. The Indiana Hub power price swaps are expected to settle monthly through September 2026.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of December 31, 2024 and December 31, 2023, the Company had not recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of December 31, 2024 and 2023, respectively:

	Asset Fair Value
	2024	2023
Commodity contracts (1)	$4.5	$2.9
Foreign exchange contracts (2)	—	—
Total	$4.5	$2.9

	Liability Fair Value
	2024	2023
Commodity contracts (1)	4.4	7.8
Foreign exchange contracts (2)	—	0.1
Total	$4.4	$7.9
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, fixed for floating swaps, HFO price swaps and Indiana Hub power price swaps. At December 31, 2024, $0.0 million of Due to affiliates was related to commodity contract liabilities with Glencore. At December 31, 2023, $6.4 million of Due to affiliates was related to commodity contract liabilities with Glencore.
(2)Foreign exchange contracts reflect our outstanding FX swaps and casthouse currency hedges.
The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Commodity contracts (1)	$2.1	$63.5	$206.6
Foreign exchange contracts	(0.1)	(1.7)	(9.4)
Total	$2.0	$61.8	$197.2
(1)For the years ended December 31, 2024, 2023, and 2022, $(0.5) million, $0.6 million, and $(13.3) million of net gain (loss), respectively, was with Glencore.
21. Variable Interest Entity
The Company consolidates Jamalco, a bauxite mining and alumina refinery in Jamaica, under the variable interest entity ("VIE") model. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the managing partner of the Jamalco joint venture. Jamalco lacks sufficient equity investment at risk in accordance with relevant guidance. Based on its purpose and design, Jamalco is expected to require additional subordinated financial support, such as those in the form of equity contributions or other forms of subordinated financing, which the Company expects would require parent guarantees. To that end, the Company made an immediate equity contribution to Jamalco upon acquisition, and has provided subsequent financing of costs for Jamalco to perform its activities in the ordinary course of business. Jamalco was designed in order to distribute operations risk related to the mining and alumina refining operations, as well as commodity price risk.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Although our partner has certain participating rights over some decisions of the entity, the Company has power over the majority of key activities at Jamalco that significantly affect its economic performance over which the counterparty does not have such participating rights; therefore, the Company is the primary beneficiary of the VIE.
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of December 31, 2024 and 2023.

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	17.4	7.4
Accounts receivable - net	1.1	—
Non-trade receivables	13.1	38.3
Due from affiliates	75.1	76.7
Inventories	109.8	96.6
Prepaid and other current assets	2.0	8.7
Total current assets	218.5	227.7
Property, plant and equipment - net	232.1	248.7
Other assets	23.1	27.1
TOTAL	473.7	503.5
LIABILITIES
LIABILITIES:
Accounts payable, trade	39.1	73.1
Accrued compensation and benefits	8.5	2.3
Due to affiliates	49.6	55.4
Accrued and other current liabilities	7.2	7.1
Total current liabilities	104.4	137.9
Accrued benefits costs - less current portion	17.7	0.8
Other liabilities	66.7	36.1
Asset retirement obligations - less current portion	35.0	26.0
Total noncurrent liabilities	119.4	62.9
TOTAL	223.8	200.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2024, because of material weaknesses in internal controls over financial reporting described in Management’s Report on Internal Control Over Financial Reporting below.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2024. Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that our system of internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.
1 - The Company failed to design and implement appropriate information technology general controls in the areas of logical access controls including provisioning, deprovisioning, privileged access, user access review, application changes and monitoring related to Jamalco.
2 - The Company failed to design and implement appropriate business process level controls, including controls to address the completeness and accuracy of information derived from its affected information technology systems at Jamalco, which resulted in a material weakness related to reconciliation controls and insufficient review controls related to inventories, accounts payable, accrued expenses, cost of goods sold and property, plant, and equipment.
Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation Plan for Material Weaknesses
Management plans to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions for general information technology controls include:(i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate and monitor system changes, and (iii) providing training associated with control design and execution.
The remediation actions for business process controls include: (i) designing and implementing controls related to account reconciliations (ii) improving the accuracy of supporting schedules underlying transactions, and (iii) timely capitalization of fixed assets. Additionally, we expect our remediation efforts to involve implementing additional controls to address the completeness and accuracy of information utilized in business process controls.
We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Previously Reported Material Weakness
As of December 31, 2023, our management had identified a deficiency in the design of internal control over financial reporting related to the application of purchase accounting to our acquisition of Jamalco. The design deficiency was determined to be a material weakness related to the review of the Company's allocation of excess fair value acquired between non-controlling interest and preliminary deferred bargain purchase gain. In response to the identified material weakness above, during the three months ended March 31, 2024, management, with the oversight of the Audit Committee of the Board of Directors, took actions to remediate the material weakness in internal control over financial reporting in the first quarter of 2024. We changed the design of our internal controls over financial reporting to include a review of the allocation of the excess fair value of the net assets acquired at an entity level. We completed our assessment of the redesigned control related to the application of purchase accounting to determine if it was designed and operating effectively for all adjustments made during the three months ended March 31, 2024 in finalizing our purchase accounting. As a result of our assessment, management concluded that the material weakness associated with the application of purchase accounting was remediated as of March 31, 2024.
Changes in Internal Control over Financial Reporting
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco JV ("Jamalco"), an unincorporated joint venture engaged in bauxite mining and alumina production in Jamaica. Except for the remediation efforts related to the previous material weakness referred to above, during the year ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the year ended December 31, 2024, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $426 million for the year ended December 31, 2024.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2024 that requires disclosure in this report under Section 13(r) of the Exchange Act.
Rule 10b5-1 Trading Plans
During the fourth quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 15, 2025, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 15, 2025.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 15, 2025, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 15, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 15, 2025, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 15, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 15, 2025, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 15, 2025.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 15, 2025, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 15, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to the consolidated financial statements
(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
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
		8-K	001-34474	June 16, 2022

10.9	Facility Agreement dated 9 December 2022 among Century Aluminum Vlissingen B.V. as borrower and Glencore international AG as lender	8-K	001-34474	December 12, 2022
10.10	Amendment to Facility Agreement dated October 1, 2024 among Century Aluminum Vlissingen B.V. as borrower and Glencore International AG as lender	10-Q	001-34474	November 4, 2024
10.11	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.12	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	001-34474	April 15, 2016
10.13	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	February 28, 2018
10.14	Amendment to Revolving Credit Facility, dated October 2, 2019, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 8, 2019
10.15	Amendment to Revolving Credit Facility, dated September 20, 2021, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 5, 2021
10.16	Amendment to Revolving Credit Facility, dated February 4, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	8-K	001-34474	February 9, 2022
10.17	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.18	Amendment to Revolving Credit Facility, dated September 28, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	10-Q	001-34474	November 7, 2022
10.19	Amendment to Revolving Credit Facility, dated December 7, 2023, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	10-K	001-34474	March 15, 2024
10.20	Term Facility Agreement, dated as of November 2, 2021, by and between Nordural Grundartangi ehf and Arion Bank hf.	8-K	001-34474	November 3, 2021
10.21	Term Facility Agreement, dated as of September 29, 2022, by and between Nordural Grundartangi ehf, as borrower, and Arion Bank hf	10-Q	001-34474	November 7, 2022
10.22	Form of Capped Call Confirmation	8-K	001-34474	April 12, 2021
10.23	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.24	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.25	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.26	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.27	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014

10.28	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.29	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.30	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.31	Century Aluminum Company Annual Incentive Plan.*	10-K	001-34474	March 2, 2015
10.32	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.33	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.34	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 3, 2019.*	8-K	001-34474	June 6, 2019
10.35	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.36	Form of Time-Vesting Performance Share Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	June 27, 2014
10.37	Form of Performance Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	March 24, 2016
10.38	Form of Time-Vesting Share Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.39	Form of Performance Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.40	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.41	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.42	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
10.43	Jesse E. Gary Offer Letter, dated May 17, 2021*	8-K	001-34474	May 17, 2021
10.44	Retirement and Transition Agreement, dated May 17, 2021, between Century Aluminum Company and Michael A. Bless*	8-K	001-34474	May 17, 2021
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
23.2	Consent of Aluminium Industry Professionals Inc.				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer	X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer	X
96.1	Technical Report Summary for Jamalco	X
97.1	Incentive Compensation Recoupment Policy	X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan.
**	Confidential Information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ JESSE E. GARY
Jesse E. Gary
President and Chief Executive Officer (Principal Executive Officer)
Dated:	March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JESSE E. GARY	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Jesse E. Gary

*	Chairman	March 3, 2025
Andrew Michelmore

*	Director	March 3, 2025
Jarl Berntzen

*	Director	March 3, 2025
Errol Glasser

*	Director	March 3, 2025
Wilhelm van Jaarsveld

*	Director	March 3, 2025
Jennifer Bush

*	Director	March 3, 2025
Tamla Olivier

/s/ GERALD C. BIALEK	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2025
Gerald C. Bialek

/s/ ROBERT HOFFMAN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2025
Robert Hoffman

*By: /s/ JOHN DEZEE
John DeZee, as Attorney-in-fact