Form 10-Q
period 2025-03-31
CENTURY ALUMINUM CO
filed 2025-05-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
☐ Yes ☒ No
The registrant had 93,303,059 shares of common stock outstanding at May 5, 2025.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2025	2024
Net sales
Related parties	$378.7	$315.0
Other customers	255.2	174.5
Total net sales	633.9	489.5
Cost of goods sold (1)	573.3	473.0
Gross profit	60.6	16.5
Selling, general and administrative expenses	12.5	14.1
Other operating expense - net	2.0	0.5
Operating income	46.1	1.9
Interest expenses - nonaffiliates	(10.0)	(7.4)
Interest expense - affiliates	(1.8)	(1.8)
Interest income	1.8	0.7
Net (loss) gain on forward and derivative contracts - nonaffiliates	(5.4)	3.4
Net gain on forward and derivative contracts - affiliates	—	4.0
Bargain purchase gain	—	245.9
Other income (loss) - net	(3.4)	(1.5)
Income before income taxes	27.3	245.2
Income tax expense	(1.6)	(0.5)
Net income	25.7	244.7
Net loss attributable to noncontrolling interests	(4.0)	(2.1)
Net income attributable to Century stockholders	29.7	246.8
Less: net income allocated to participating securities	1.5	13.2
Net income allocated to common stockholders	$28.2	$233.6
(1) Purchases from related party were $88.3 million and $59.0 million for the quarters ended March 31, 2025 and 2024, respectively.

NET INCOME ATTRIBUTABLE TO CENTURY STOCKHOLDERS PER COMMON SHARE:
Basic	$0.30	$2.52
Diluted	0.29	2.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	93.3	92.7
Diluted	99.2	98.7
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)
	Three months ended March 31,
	2025	2024
Comprehensive income:
Net income	$25.7	$244.7
Other comprehensive income (loss) before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	—	(0.1)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	—	(3.4)
Amortization of prior service cost during the period	0.1	0.1
Amortization of net loss during the period	1.6	1.7
Other comprehensive income (loss) before income tax effect	1.7	(1.7)
Income tax effect	—	—
Other comprehensive income (loss)	1.7	(1.7)
Comprehensive income	27.4	243.0
Comprehensive loss attributable to noncontrolling interests	(4.0)	(2.1)
Comprehensive income attributable to Century stockholders	$31.4	$245.1
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$44.9	$32.9
Restricted cash	2.8	2.8
Accounts receivable - net	108.9	75.8
Non-trade receivables	—	13.2
Due from affiliates	8.4	25.1
Manufacturing credit receivable	81.5	81.5
Inventories	542.2	539.0
Derivative assets	7.6	4.2
Prepaid and other current assets	25.6	28.3
Total current assets	821.9	802.8
Property, plant and equipment - net	972.2	978.3
Manufacturing credit receivable - less current portion	91.1	70.4
Other assets	69.3	87.9
Total assets	$1,954.5	$1,939.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$201.7	$187.3
Non-trade payable	7.4	—
Accrued compensation and benefits	40.6	49.8
Due to affiliates	122.6	109.3
Accrued and other current liabilities	36.6	42.0
Derivative liabilities	10.2	4.4
Current maturities of long-term debt	28.3	70.9
Total current liabilities	447.4	463.7
Long-term debt	444.3	447.3
Long-term debt due to affiliates	10.0	10.0
Accrued benefits costs - less current portion	129.3	130.4
Other liabilities	95.7	92.6
Deferred taxes	72.7	71.2
Asset retirement obligations - less current portion	64.4	61.5
Total noncurrent liabilities	816.4	813.0
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 13)	—	—
Common stock (Note 13)	1.0	1.0
Additional paid-in capital	2,550.8	2,550.2
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(101.6)	(103.3)
Accumulated deficit	(1,637.6)	(1,667.2)
Total Century shareholders’ equity	726.3	694.4
Noncontrolling interests	(35.6)	(31.7)
Total equity	690.7	662.7
Total liabilities and equity	$1,954.5	$1,939.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.7	$244.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized loss (gain) on derivative instruments	3.0	(6.4)
Depreciation, depletion and amortization	20.7	19.9
Change in deferred tax provision	1.2	0.4
Bargain purchase gain	—	(245.9)
Other non-cash items - net	—	(1.5)
Change in operating assets and liabilities:
Accounts receivable - net	(12.5)	(1.4)
Non-trade receivables	15.4	5.2
Manufacturing credit receivable	(20.7)	(12.6)
Due from affiliates	16.7	(2.6)
Inventories	(0.1)	(7.2)
Prepaid and other current assets	4.0	0.2
Accounts payable, trade	20.8	(33.8)
Due to affiliates	12.2	33.6
Accrued and other current liabilities	(13.9)	(8.4)
Other - net	(0.2)	1.0
Net cash provided by (used in) operating activities	72.3	(14.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21.2)	(29.7)
Proceeds from co-tenancy assets at Jamalco JV	5.7	—
Net cash used in investing activities	(15.5)	(29.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	257.6	155.9
Repayments under revolving credit facilities	(300.1)	(130.5)
Repayments under Iceland term facility	—	(1.2)
Borrowings under Grundartangi casthouse debt facility	—	25.0
Repayments under Grundartangi casthouse debt facility	(2.3)	—
Net cash (used in) provided by financing activities	(44.8)	49.2
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12.0	4.7
Cash, cash equivalents and restricted cash, beginning of period	35.7	90.3
Cash, cash equivalents and restricted cash, end of period	$47.7	$95.0

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid for:
Interest	$4.9	$2.9
Taxes, net of refunds	2.3	1.1
Non-cash investing activities:
Capital expenditures	4.1	6.7
Capitalized interest	—	2.4
Distribution of property, plant and equipment to NCI	0.6	—
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2025
Balance, December 31, 2024	49,715	$—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$(31.6)	$662.7
Net income (loss)	—	—	—	—	—	—	—	29.7	29.7	(4.0)	25.7
Other comprehensive income	—	—	—	—	—	—	1.7	—	1.7	—	1.7
Share-based compensation	—	—	4,779	—	0.6	—	—	—	0.6	—	0.6
Conversion of preferred stock to common stock	(36)	—	3,593	—	—	—	—	—	—	—	—
Balance, March 31, 2025	49,679	$—	93,296,937	$1.0	$2,550.8	$(86.3)	$(101.6)	$(1,637.6)	$726.3	$(35.6)	$690.7

Three months ended March 31, 2024
Balance, December 31, 2023	52,284	—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$(11.5)	$344.1
Net income (loss)	—	—	—	—	—	—	—	246.8	246.8	(2.1)	244.7
Other comprehensive loss	—	—	—	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Share-based compensation	—	—	6,069	—	0.8	—	—	—	0.8	—	0.8
Conversion of preferred stock to common stock	(46)	—	4,562	—	—	—	—	—	—	—	—
Noncontrolling interest	—	$—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, March 31, 2024	52,238	—	92,700,495	$1.0	$2,543.7	$(86.3)	$(99.6)	$(1,757.3)	$601.5	$(14.4)	$587.1
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2025 and 2024
(amounts in millions, except share and per share amounts)
(Unaudited)
1.    General
Description of Business
Century Aluminum is a producer of primary aluminum, which trades as a global commodity, and owns a 55% interest in an alumina refinery joint venture. We are organized as a holding company, with our operating primary aluminum smelters and our bauxite and alumina refinery owned by separate subsidiaries.
Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum", "Century", "the Company", "we", "us", "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Our consolidated financial statements include the consolidated results of the Jamalco joint venture ("Jamalco"), an unincorporated joint venture between Clarendon Alumina Production Limited ("CAP") and General Alumina Jamaica Limited ("GAJL"), an indirect, wholly-owned subsidiary of the Company through General Alumina Holdings Limited ("GAHL"). CAP's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheets. The acquisition of all the outstanding capital of GAHL was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, resulting in the Company recognizing the assets and liabilities at fair value with the excess of fair value over the consideration paid to the seller presented as a bargain purchase gain of $245.9 million recognized within the Consolidated Statements of Operations for the three months ended March 31, 2024.
Recent Accounting Pronouncements
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
2.    Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2025 and 2024 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of March 31, 2025, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (45.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 13. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time, such as the purchase and sale of primary aluminum, alumina and other raw materials; tolling agreements; forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended March 31, 2025 and 2024, we derived approximately 59.7% and 64.3% of our consolidated net sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months ended March 31, 2025 and 2024, the Company recognized $78.4 million and $35.5 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2025 and 2024, were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
From time to time, we enter into certain financial contracts with Glencore. See Note 10. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended March 31,
	2025	2024
Net sales to Glencore	$378.7	$315.0
Purchases from Glencore(1)	88.3	59.0
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
Carbon Credit Repurchase Agreement
In September 2023, our wholly owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), entered into a structured repurchase arrangement with Glencore and sold 390,000 European Union Allowances ("Carbon Credits") at a price of €82.18 per Carbon Credit, for an aggregate amount of €32.1 million (the "Original Carbon Credit Agreement"). Pursuant to the terms of the Original Carbon Credit Agreement, Grundartangi would repurchase the same number of Carbon Credits at a price of €83.72 per Carbon Credit, for an aggregate amount of €32.7 million. The Original Carbon Credit Agreement was amended in December 2023, March 2024, August 2024 and December 2024, in each case to extend the repurchase window and increase the repurchase price (collectively, the "Amended Carbon Credit Agreement"). The Amended Carbon Credit Agreement (i) settled 19,300 Carbon Credits, (ii) extended the repurchase window from December 2024 to August 2025 for the remaining 370,700 Carbon Credits and (iii) revised the repurchase price to €69.16 per Carbon Credit, for an aggregate amount of €25.6 million.
In December 2023, Grundartangi also entered into a second structured repurchase agreement with Glencore pursuant to which it sold 40,000 Carbon Credits at a price of €69.30 per Carbon Credit and agreed to repurchase the same number of Carbon Credits at a price of €70.71 per Carbon Credit for an aggregate amount of €2.8 million (the "Second Carbon Credit Agreement"). In March 2024 and August 2024, the Second Carbon Credit Agreement was amended to (i) increase the number of Carbon Credits subject to the Second Carbon Agreement by 19,300 credits, (ii) extend the repurchase window from March 2024 to August 2024 with respect to all 59,300 Carbon Credits and (iii) revised the purchase price to €186.74 per Carbon Credit, for an aggregate amount of €11.1 million. On August 30, 2024 all 59,300 Carbon Credits subject to the Second Carbon Credit Agreement were settled in full.
Due to the repurchase element of these transactions, the Company retains substantially all of the remaining benefits of the assets and has accounted for the transaction as a financing arrangement in accordance with Topic 606, Revenue from Contracts with Customers ("ASC 606").
3.    Revenue
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $50.3 million and $41.2 million, as of March 31, 2025 and December 31, 2024, respectively.
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended March 31, 2025 and 2024.

Net Sales	Three months ended March 31,
	2025	2024
Aluminum	$535.8	$449.4
Alumina	98.1	40.1
Total	$633.9	$489.5
Our net sales are attributed to geographic area based on the location of the selling entity. Included in the consolidated financial statements are the following amounts related to geographic locations:

	Three months ended March 31,
	2025	2024
Net sales: (1)
United States	$413.8	$300.0
Iceland	220.1	189.5
Total Net sales	$633.9	$489.5
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
4.    Income Taxes
For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $1.6 million and $0.5 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance on domestic losses, causes a significant variation in the typical relationship between income tax expense/benefit and pre-tax accounting income/loss as reported on the Consolidated Statements of Operations.
As of March 31, 2025, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance.
Section 45X of the Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations on the production tax credit requirements under Internal Revenue Code Section 45X (the "IRA Regulations"). The IRA Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three months ended March 31, 2025 and 2024, the Company recognized a reduction of $19.9 million and $11.9 million in Cost of goods sold and a reduction of $0.8 million and $0.7 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company recognized a current manufacturing credit receivable of $81.5 million. As of March 31, 2025, and December 31, 2024, the Company recognized a non-current manufacturing credit receivable of $91.1 million and $70.4 million, respectively.
5.    Earnings Per Share
Basic earnings per share ("EPS") amounts are calculated by dividing earnings available to common stockholders by the

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
weighted average number of common shares outstanding using the two-class method. Diluted EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares are calculated using the more dilutive of either the if-converted or two-class methods.
The following table shows the basic and diluted earnings per share:

	For the three months ended March 31,
	2025			2024
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net income attributable to Century stockholders	$29.7			$246.8
Less: net income allocated to participating securities	1.5			13.2
Basic EPS:
Net income allocated to common stockholders	$28.2	93.3	$0.30	$233.6	92.7	$2.52
Effect of Dilutive Securities(1):
Share-based compensation	—	1.3		(12.7)	1.4
Convertible senior notes	0.7	4.6		1.9	4.6
Diluted EPS:
Net income allocated to common stockholders	$28.9	99.2	$0.29	$222.8	98.7	$2.26

	Three months ended March 31,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2025	2024
Share-based compensation	0.7	—
Convertible preferred shares	5.0	5.2
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
6.    Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	March 31, 2025	December 31, 2024
Defined benefit plan liabilities	$(105.2)	$(107.0)
Unrealized gain on financial instruments	1.3	1.4
Other comprehensive loss before income tax effect	(103.9)	(105.6)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(101.6)	$(103.3)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2025	December 31, 2024
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.3)	(0.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, December 31, 2024	$(104.6)	$1.3	$(103.3)
Other comprehensive loss before reclassifications	—	—	—
Net amount reclassified to net income (loss)	$1.7	$—	$1.7
Balance, March 31, 2025	$(102.9)	$1.3	$(101.6)

Balance, December 31, 2023	$(99.4)	$1.5	$(97.9)
Other comprehensive loss before reclassifications	$(3.4)	—	$(3.4)
Net amount reclassified to net income (loss)	1.8	(0.1)	1.7
Balance, March 31, 2024	$(101.0)	$1.4	$(99.6)

Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Three months ended March 31,
AOCL Components	Location	2025	2024
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.8	$0.9
	Selling, general and administrative expenses	0.2	0.2
	Other operating expense - net	0.7	0.7
	Income tax effect	—	—
	Net of tax	$1.7	$1.8

Unrealized gain on financial instruments	Cost of goods sold	$—	$(0.1)
	Income tax effect	—	—
	Net of tax	$—	$(0.1)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
7.    Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended March 31,
	2025	2024
Service cost	$0.7	$0.6
Interest cost	3.3	3.5
Expected return on plan assets	(3.9)	(3.8)
Amortization of prior service costs	0.1	0.1
Amortization of net loss	1.4	1.7
Net periodic benefit cost	$1.6	$2.1

	Other Postretirement Benefits
	Three months ended March 31,
	2025	2024
Interest cost	$1.0	$1.0
Amortization of net loss	0.2	—
Net periodic benefit cost	$1.2	$1.0
8.    Inventories
Inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$153.3	$180.8
Work-in-process	57.4	52.1
Finished goods	87.6	74.6
Operating and other supplies	243.9	231.5
Total inventories	$542.2	$539.0
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.
9.    Fair Value Measurements
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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$2.8	$—	$—	$2.8
Trust assets(1)	1.5	—	—	1.5
Derivative instruments	—	8.1	—	8.1
TOTAL	$4.3	$8.1	$—	$12.4
LIABILITIES:
Derivative instruments	$—	$11.4	$—	$11.4
TOTAL	$—	$11.4	$—	$11.4

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.9	$—	$—	$7.9
Trust assets(1)	0.3	—	—	0.3
Derivative instruments	—	4.5	—	4.5
TOTAL	$8.2	$4.5	$—	$12.7
LIABILITIES:
Derivative instruments	$—	$4.4	$—	$4.4
TOTAL	$—	$4.4	$—	$4.4
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
During the three months ended March 31, 2025 and 2024, there were no Level 3 assets and liabilities measured at fair value on a recurring basis.
10.    Derivatives
As of March 31, 2025, we had an open position of 36,600 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through September 2026. We also had an open position of 36,600 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through September 2026. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of March 31, 2025, we had 1,270 tonnes open fixed for floating swaps. These contracts are expected to settle monthly through November 2025.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure ("HFO price swaps"). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of March 31, 2025, we had an open position of 300,000 barrels. The HFO price swaps are expected to settle monthly through March 2026.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of March 31, 2025, we had an open position of 677,712 MWh. The Indiana Hub power price swaps are expected to settle monthly through September 2026.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of March 31, 2025 and December 31, 2024, the Company had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of March 31, 2025 and December 31, 2024, respectively:

	Asset Fair Value
	March 31, 2025	December 31, 2024
Commodity contracts(1)	$8.1	$4.5

	Liability Fair Value
	March 31, 2025	December 31, 2024
Commodity contracts(1)	$11.4	$4.4
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indy Hub power price swaps, fixed for floating swaps, and HFO price swaps. At March 31, 2025, and December 31, 2024, there were no commodity contracts with Glencore.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended March 31,
	2025	2024
Commodity contracts(1)	$(5.5)	$7.3
Foreign exchange contracts	—	0.1
Total	$(5.5)	$7.4
(1)For the three months ended March 31, 2025, there were no forward and derivative contracts with Glencore. For the three months ended March 31, 2024, $4.0 million of the net gain was with Glencore.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
11.    Debt

	March 31, 2025	December 31, 2024
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	2.0	20.0
Iceland Revolving Credit Facility(3)	9.5	34.0
Grundartangi Casthouse Facility(4)	9.0	9.0
Debt classified as non-current liabilities:
Grundartangi Casthouse Facility, net of financing fees of $1.0 million at March 31, 2025(4)	110.9	114.2
Vlissingen Credit Facility(5)	10.0	10.0
7.5% senior secured notes due April 1, 2028, net of financing fees of $1.8 million at March 31, 2025, interest payable semiannually	248.2	248.1
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.1 million at March 31, 2025, interest payable semiannually	85.2	85.1
Total	$482.6	$528.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at March 31, 2025 was 3.00%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2025 was 8.25%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2025 was 7.80%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2025 was 8.05%.
(5)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2025 was 7.99%.
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
As of March 31, 2025, the total estimated fair value of the 2028 Notes was $253.2 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of March 31, 2025, the conversion rate remains unchanged.
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
As of March 31, 2025, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.
As of March 31, 2025, the total estimated fair value of the Convertible Notes was $103.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2025, there were $2.0 million of outstanding borrowings and $63.7 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	March 31, 2025
Credit facility maximum amount	$250.0
Borrowing availability	189.4
Outstanding letters of credit issued	63.7
Outstanding borrowings	2.0
Borrowing availability, net of outstanding letters of credit and borrowings	123.7
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"), which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At March 31, 2025, there were $9.5 million of outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through December 2026.

Status of our Iceland revolving credit facility:	March 31, 2025
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	9.5
Borrowing availability, net of borrowings	90.5
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of March 31, 2025, there were $119.9 million in outstanding borrowings under the Casthouse Facility.
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a $90.0 million Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans at either (i) a fixed interest rate equal to 8.75% per annum (the "Fixed Rate"), or (ii) a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00% (the "Variable Rate"). The Fixed Rate is only applicable to borrowings made on or before December 1, 2024, after which the Variable Rate shall apply to all borrowings under the Vlissingen Credit Facility. As of March 31, 2025, there were $10.0 million in outstanding borrowings under the Vlissingen Credit Facility.
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
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2025, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
Covenant Compliance
As of March 31, 2025, we and our subsidiaries were in compliance with financial covenants or maintained availability above applicable covenant triggers.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of March 31, 2025, $2.0 million was recorded in Accrued and other current liabilities and $1.7 million was recorded in Other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of March 31, 2025, we have made contributions of $7.2 million related to the Amended PBGC Settlement Agreement.
Power Commitments and Contingencies
Hawesville and Sebree
Hawesville and Sebree each has a power supply arrangement with Kenergy and Century Marketer, LLC ("Century Marketer"), Century's wholly-owned subsidiary that acts as a Midcontinent Independent System Operator ("MISO") market participant. Under these arrangements, Hawesville and Sebree get access to power at MISO pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Hawesville and Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contracts with Hawesville and Sebree both have a term through December 31, 2026, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.

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
Approximately 86% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement was ratified on April 22, 2025, and is effective through December 31, 2030.
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
Contingent obligation
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of March 31, 2025, the principal and accrued interest for the contingent obligation was $32.7 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 10.94%. As of March 31, 2025, based on the curtailment of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
13.    Shareholders' Equity
Common Stock
As of March 31, 2025 and December 31, 2024, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 100,483,458 shares were issued and 93,296,937 shares were outstanding at March 31, 2025, and 100,475,086 were issued and 93,288,565 shares were outstanding at December 31, 2024.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of March 31, 2025 and December 31, 2024, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At March 31, 2025 and December 31, 2024, 49,679 and 49,715 shares of Series A Convertible Preferred Stock were outstanding, respectively. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock.
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
Through March 31, 2025 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of March 31, 2025.
14.    Business Segments and Geographic Information
The Company is a producer of alumina and primary aluminum. The Company has organized itself, including management personnel and systems, financial processes, operational execution, governance and risk oversight, regulatory compliance, and

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
every other aspect of the Company’s operations, to assess and manage the business on a holistic basis, from mine to metal, which tracks the upstream manufacturing process for aluminum. To better reflect this operational and organizational approach, and to further enhance the reporting of its financial and operating results, beginning with the quarter ended March 31, 2025, the Company’s Chief Executive Officer and Chief Operating Decision Maker ("CODM") regularly receives and reviews financial information at the consolidated level to evaluate business performance and make operating decisions. The CODM uses the U.S. GAAP measure of consolidated Net Income to evaluate the Company’s financial performance and allocate resources.
Given the change described above, the Company has determined that neither its three smelters nor Jamalco’s mining and refining operations meet the definition of operating segments. As a result, the Company has determined that the Company has only one operating and only one reportable segment, and it is managed on a consolidated basis. In accordance with ASC 280-10-50-34, the corresponding information for earlier periods is recast in the tables below to conform with the updated presentation.
The CODM uses the U.S. GAAP measurement of consolidated Net income to develop forecasting, evaluate overall profitability performance and to make key operating decisions, such as the allocation of budget between sales, cost of good sold and selling, general and administrative expenses.
Segment assets is reported on our Consolidated Balance Sheets as Total assets. Our Consolidated Statements of Cash Flows presents Depreciation, depletion and amortization expense and includes the measure of Capital expenditures as Purchase of property, plant and equipment.
The following table presents information about the Company's single segment for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Net sales	$633.9	$489.5
Segment Cost of goods sold(1),(2)	(574.8)	(469.5)
IRA Credit(1),(3)	19.9	11.9
Lower of cost or NRV inventory adjustment(1),(4)	3.1	5.6
Property and equipment expense(1),(5)	(21.5)	(21.0)
Selling, general and administrative expenses	(12.5)	(14.1)
Other operating expense - net	(2.0)	(0.5)
Interest expense - affiliates	(1.8)	(1.8)
Interest expenses - nonaffiliates	(10.0)	(7.4)
Interest income	1.8	0.7
Net gain (loss) on forward and derivative contracts - nonaffiliates	(5.4)	3.4
Net gain (loss) on forward and derivative contracts - affiliates	—	4.0
Bargain purchase gain	—	245.9
Other income (loss) - net	(3.4)	(1.5)
Income tax expense	(1.6)	(0.5)
Net income	$25.7	$244.7
(1)Indicates a component of Cost of goods sold.
(2)Includes raw materials, labor, energy, freight costs, FIFO inventory adjustments and other direct cost of goods sold.
(3)Advanced production credit related to Section 45X of the IRA.
(4)Includes inventory revaluation to lower of cost or net realizable value and changes in inventory reserve.
(5)Represents the depreciation expenses and expenses related to leased assets that are directly related the cost of goods sold. Depreciation expense is also a component of Selling, general and administrative expenses.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
15.    Variable Interest Entity
The Company consolidates Jamalco, a bauxite mining and alumina refinery in Jamaica, under the variable interest entity ("VIE") model. The Company's wholly-owned subsidiary, GAJL, is the managing partner of Jamalco. Jamalco lacks sufficient equity investment at risk in accordance with relevant guidance. Based on its purpose and design, Jamalco is expected to require additional subordinated financial support, such as those in the form of equity contributions or other forms of subordinated financing, which the Company expects would require parent guarantees. To that end, the Company made an immediate equity contribution to Jamalco upon acquisition and has provided subsequent financing of costs for Jamalco to perform its activities in the ordinary course of business. Jamalco was designed in order to distribute operations risk related to the mining and alumina refining operations, as well as commodity price risk.
Although our partner has certain participating rights over some decisions of the entity, the Company has power over the majority of key activities at Jamalco that significantly affect its economic performance over which the counterparty does not have such participating rights; therefore, the Company is the primary beneficiary of the VIE.
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	43.3	17.4
Accounts receivable - net	1.1	1.1
Non-trade receivables	—	13.1
Due from affiliates	—	75.1
Inventories	90.6	109.8
Prepaid and other current assets	1.9	2.0
Total current assets	136.9	218.5
Property, plant and equipment - net	40.5	232.1
Other assets	10.8	23.1
TOTAL	188.2	473.7
LIABILITIES
LIABILITIES:
Accounts payable, trade	35.7	39.1
Accrued compensation and benefits	5.4	8.5
Due to affiliates	15.0	49.6
Accrued and other current liabilities	3.2	7.2
Total current liabilities	59.3	104.4
Accrued benefits costs - less current portion	—	17.7
Other liabilities	62.7	66.7
Asset retirement obligations - less current portion	10.8	35.0
Total noncurrent liabilities	73.5	119.4
TOTAL	132.8	223.8

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
•Our plans and expectations with regards any restart of curtailed production at Mt. Holly including the timing, costs and benefits associated with restarting curtailed production;
•Our plans with regards to the future of our Hawesville smelter;
•Our ability to successfully obtain and/or retain competitive power arrangements for our operations, including securing necessary power arrangement for the greenfield project;
•The impact of Section 232 and 301 and other trade actions, including tariffs or other trade remedies, the extent to which any such remedies may be changed, including through exclusions or exemptions, and the duration of any trade remedy;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, "Century," the "Company," "our" and "we") and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto. This MD&A contains "forward-looking statements" - see "Forward-Looking Statements" above.
Overview
We are a global producer of alumina and primary aluminum with production facilities in the United States, Iceland and Jamaica. Our primary aluminum smelters are concentrated in the U.S. and Iceland, while in Jamaica we maintain a 55% joint venture interest in the Jamalco alumina refinery, from which we off-take a proportionate amount of alumina production. The majority of our Jamalco off-take is consumed internally at our primary aluminum smelters in a vertical integration model. We also own a carbon anode production facility located in the Netherlands ("Vlissingen"). Carbon anodes are consumed in the production of primary aluminum. Vlissingen supplies carbon anodes to our aluminum smelter in Iceland. Each of our aluminum smelters in the United States produces anodes at on-site facilities.
The key determinants of our results of operations and cash flows from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, labor and other controllable costs, which in aggregate represent more than 91% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
Section 232 Aluminum Tariffs
In March 2018, the U.S. implemented a 10% tariff on imported primary aluminum products into the U.S. These tariffs are intended to protect U.S. national security and incentivize primary aluminum production in the U.S., reducing reliance on imports and ensuring that domestic producers, like Century, can supply all the aluminum necessary for critical industries and national defense. In addition to primary aluminum products, the tariffs also cover certain other semi-finished products. All imports that directly compete with our products are covered by the tariff.
In February 2025, President Trump issued a new Presidential Proclamation directing the tariff rate on imported primary aluminum to be increased from 10% to 25% and for all existing country exemptions or product exclusion to be ended, in each case effective March 12, 2025. Since the implementation of these changes to the Section 232 tariff program, the Midwest Premium has increased, which we expect will have a material positive impact on our financial position and results of operations.
U.S. Department of Energy Award
On January 10, 2025, the Company entered into a Cooperative Agreement with the U.S. Department of Energy's ("DOE") Office of Clean Energy Demonstrations for up to $500.0 million in Bipartisan Infrastructure Law and Inflation Reduction Act funding to build a new aluminum smelter as part of the Industrial Demonstrations Program ("IDP"). With the help of this funding, we plan to build the first new U.S. primary aluminum smelter in 45 years at a site within the Ohio/Mississippi River Basins. Since that time, the issuance of certain Executive Orders, including the Unleashing American Energy Executive Order on January 20, 2025, has required an immediate pause in the disbursement of funds appropriated through the Inflation Reduction Act pending an ongoing review period. The Company is currently evaluating this Executive Order and other related memoranda to determine what, if any, impact they might have on or our previously announced DOE funding.
Section 45X of the Inflation Reduction Act
On October 24, 2024, the U.S. Treasury Department and the Internal Revenue Service issued final regulations implementing Section 45X of the Inflation Reduction Act, which provide guidance on rules taxpayers must satisfy to qualify for the tax credit. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the final regulations, we have recognized a receivable and corresponding offset to cost of goods sold and selling, general and administrative expenses. Any changes to the final regulations could result in a subsequent adjustment to the estimated credit as of March 31, 2025.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc. ("CAJH"), completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited ("GAHL"), the holder of a 55% interest in Jamalco, an unincorporated joint venture with the Government of Jamaica through its controlled entity Clarendon Alumina Production Limited ("CAP"). Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited ("GAJL"), is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes. We recognized a bargain purchase gain of $245.9 million in connection to the acquisition within the Consolidated Statements of Operations for the three months ended March 31, 2024.
Jamalco Equipment Failure
In June 2023, Jamalco experienced a power disruption caused by damage to its power generation unit. The equipment failure resulted in a loss of production at Jamalco of approximately 84,000 tonnes for the year ended December 31, 2023. The impact of the equipment failure on gross margin was approximately $30.4 million. Despite returning the equipment to full capacity as of the end of October 2023, we continued to see some inefficiencies into the first quarter of 2024. We are actively engaged with our insurance carriers in connection with the equipment failure to determine the specific amount of coverage available to us, including any applicable deductibles.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by producers, geopolitical and economic conditions, including tariffs, as well as production costs in major production regions. These factors can be highly variable and difficult to predict, which can lead to significant volatility in the price of aluminum. Increases or decreases in primary aluminum prices result in variability in our revenues (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to limit our downside price risk. Information regarding financial contracts is included in Note 10. Derivatives and risks associated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
We saw an increase in the pricing of aluminum through the first quarter of 2025. The significant MWP change was driven by an increase to the Section 232 tariff rate for imported primary aluminum from 10% to 25% effective March 12, 2025. The following table summarizes the average price for primary aluminum per tonne for the three months ended March 31, 2025 and 2024.

	Three months ended
($ per tonne)	March 31, 2025	March 31, 2024
Average LME	$2,631	$2,199
Average MWP	729	402
Average EDPP	289	246

Results of Operations
The following discussion for the three months ended March 31, 2025 reflects no change in production capacities as compared to the three months ended December 31, 2024.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products, labor, and other controllable costs are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See "Item 1A. Risk Factors — Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2024. Power costs at our Sebree plant is impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in the spring. Our expected capacity demand costs for power were approximately $3.1 million for the twelve months ending May 31, 2025, in addition to the market price of power used. We anticipate the capacity demand power costs resulting from the spring 2025 auction for the twelve months ending May 31, 2026 to be approximately $5.9 million.
In 2025, energy prices in the US and Europe have been slightly elevated, primarily driven by cold temperatures and the resulting increase in heating demand. European energy markets impact our Vlissingen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe has historically been dependent upon imported natural gas from Russia, and the significant reduction in Russian gas supply to Europe has resulted in increased uncertainty with respect to the price and availability of natural gas. Adverse changes to European natural gas prices or availability could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
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

	Quarter ended		Three months ended
	Sequential		Year-to-date
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Net sales
Related parties	$378.7	$340.8	$378.7	$315.0
Other customers	255.2	290.1	255.2	174.5
Total net sales	633.9	630.9	633.9	489.5
Gross profit	60.6	66.3	60.6	16.5
Selling, general and administrative expenses	12.5	14.8	12.5	14.1
Net (loss) gain on forward and derivative contracts - nonaffiliates	(5.4)	2.7	(5.4)	3.4
Net (loss) gain on forward and derivative contracts - affiliates	—	(0.1)	—	4.0
Bargain purchase gain	—	—	—	245.9
Income tax expense	(1.6)	(0.2)	(1.6)	(0.5)
Net income	25.7	40.4	25.7	244.7
Net loss attributable to noncontrolling interests	(4.0)	(4.8)	(4.0)	(2.1)
Net income attributable to Century stockholders	29.7	45.2	29.7	246.8

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2025
1st Quarter	94,601	$306.6	74,071	$217.3	168,672	$523.9

2024
4th Quarter	89,613	$267.4	77,064	$215.2	166,677	$482.6
1st Quarter	97,602	258.1	77,025	189.5	174,627	447.6
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales
Net sales increased by $3.0 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, primarily driven by realized LME and regional price premiums of $35.6 million and favorable volume and sales mix of $11.3 million, partially offset by a decrease in third-party alumina sales of $44.5 million.
Net sales increased by $144.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by favorable realized LME and regional price premiums of $91.1 million and an increase in third-party alumina sales of $58.0 million, partially offset by unfavorable volume and sales mix of $4.7 million.
Gross profit
Gross profit decreased by $5.7 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, primarily attributable to unfavorable raw material price realization of $25.7 million, unfavorable power price realization of $22.2 million, partially offset by favorable realized LME and regional price premiums of $35.6 million.
Gross profit increased by $44.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to favorable metal price realization of $63.5 million, favorable regional price realization of $27.6 million, partially offset by higher power price realization of $26.7 million and higher operating expenses of $20.3 million including labor costs associated with higher headcounts, increased maintenance costs, and ramp up expenses for the completed Grundartangi casthouse.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $2.3 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, primarily driven by decreased share-based compensation costs, partially offset by annual incentive compensation during the period.
Selling, general and administrative expenses decreased by $1.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by a decrease in share-based compensation costs.
Net gain (loss) on forward and derivative contracts - nonaffiliates
Net gain (loss) on forward and derivative contracts - nonaffiliates decreased by $8.1 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024. The difference was primarily driven by fluctuations in the forward prices and volume of contracts settled.
Net gain (loss) on forward and derivative contracts - nonaffiliates decreased by $8.8 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The difference was primarily driven by fluctuations in the forward prices and volume of contracts settled.
Net gain (loss) on forward and derivative contracts - affiliates
Net gain on forward and derivative contracts - affiliates was zero for the three months ended March 31, 2025, as there were no affiliated party contracts executed during the quarter, as compared to a net loss of $0.1 million for the three months ended December 31, 2024. We realized a net gain of $4.0 million for the three months ended March 31, 2024, primarily driven by unrealized gains on LME hedges.
Bargain purchase gain
We finalized the purchase accounting as of March 31, 2024 related to the acquisition of General Alumina Holdings Limited and subsidiaries, which was acquired on May 2, 2023. We recognized a bargain purchase gain of $245.9 million for the three months ended March 31, 2024.
Income tax expense
Income tax expense increased to $1.6 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended December 31, 2024, primarily driven by changes in the jurisdictional mix of earnings on a quarter-over-quarter basis.
Income tax expense increased to $1.6 million for the three months ended March 31, 2025, compared $0.5 million for the three months ended March 31, 2024, primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 4. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of March 31, 2025, we had cash and cash equivalents of approximately $44.9 million and unused availability under our revolving credit facilities of $294.2 million, after consideration of our outstanding borrowings and letters of credit. Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $339.1 million as of March 31, 2025. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
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
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of March 31, 2025, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
See Note 11. Debt to the consolidated financial statements included herein for additional information on our debt.
Available Cash
Our available cash and cash equivalents balance at March 31, 2025 was $44.9 million compared to $32.9 million at December 31, 2024.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$72.3	$(14.8)
Net cash used in investing activities	(15.5)	(29.7)
Net cash (used in) provided by financing activities	(44.8)	49.2
Change in cash, cash equivalents and restricted cash	$12.0	$4.7
The increase in net cash provided by operating activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower cash outflows from accounts payable associated with the timing of payments for alumina, partially offset by lower cash inflows from accounts receivable from sales of aluminum and alumina.
The decrease in net cash used in investing activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to higher prior year expenditures related to the Grundartangi casthouse project completed in the second quarter of 2024.
The change in net cash used in financing activities during the three months ended March 31, 2025 compared to net cash provided by financing activities in the three months ended March 31, 2024 was primarily due to net repayments on our revolving credit facilities and repayments on our Grundartangi Casthouse Facility.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of March 31, 2025, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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
The following summarized financial information of both the Company and the Guarantor Subsidiaries ("Guarantors") is presented on a combined basis. Intercompany balances and transactions between the Company and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Company or the Guarantors in the Non-Guarantor Subsidiaries. The Company’s or Guarantors’ amounts due from, amounts due to, and transactions with the Non-Guarantor Subsidiaries s are disclosed below:

	March 31, 2025	December 31, 2024
Current assets	$430.0	$414.0
Non-current assets	713.1	698.4
Current liabilities	240.2	247.1
Non-current liabilities	503.4	490.4

Three months ended March 31, 2025
Net sales	$538.4
Gross profit	40.5
Income before income taxes	22.7
Net income	29.7
As of March 31, 2025 and December 31, 2024, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $46.3 million and $40.4 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $365.2 million and $358.1 million, respectively.
Share Repurchase Program
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the three months ended March 31, 2025 or during the years ended 2024, 2023, and 2022. As of March 31, 2025, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
Capital Resources and Commitments
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

On January 10, 2025, the Company entered into a Cooperative Agreement with the DOE’s Office of Clean Energy Demonstrations for up to $500 million in IRA funding. With the help of this funding, we plan to build the first new U.S. primary aluminum smelter in 50 years at a site within the Ohio/Mississippi River Basins.
Capital expenditures paid for the three months ended March 31, 2025 were $21.2 million. We estimate our total capital spending in 2025 will be approximately $70 to $80 million, related to our ongoing investment and sustainability projects at our plants. This amount includes $40 million, representing investments in our Jamalco facility.
We have certain legal commitments, including obligations related to retiree medical benefits, pension contributions, power supply contracts, and labor agreements. These include a settlement agreement for retiree medical benefits requiring annual payments, a pension contribution commitment through 2025, and power supply arrangements with terms extending through 2028. Additionally, we have contingent obligations based on the LME price of primary aluminum and the level of Hawesville's operations, which are currently offset by a derivative asset. We are also a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 12. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See "Quantitative and Qualitative Disclosures of Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As of March 31, 2025, there have been no material changes in this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2025.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). As reported in our Form 10-K for the fiscal year ended December 31, 2024, we did not maintain effective internal control over financial reporting as of December 31, 2024 as a result of material weaknesses in general information technology controls and business process controls. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2024 Form 10-K for a description of our material weaknesses.
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated as of March 31, 2025. Management is committed to maintaining a strong internal control environment. Management has begun to implement measures designed to ensure that previously identified control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions for general information technology controls include: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate and monitor system changes and (iii) providing training associated with control design and execution.
The remediation actions for business process controls include: (i) designing and implementing controls related to account reconciliations (ii) improving the accuracy of supporting schedules underlying transactions, and (iii) timely capitalization of fixed assets. Additionally, our remediation efforts involve implementing additional controls to address the completeness and accuracy of information utilized in business process controls.

We intend to remediate the material weaknesses as soon as possible; however, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the appropriate controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at March 31, 2025, refer to Note 12. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
During the quarter ended March 31, 2025, non-U.S. affiliates of the largest stockholder of the Company ("the non-U.S. Stockholder Affiliates") entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $115 million for the quarter ended March 31, 2025.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended March 31, 2025, that requires disclosure in this report under Section 13(r) of the Exchange Act.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

Century Aluminum Company

Date:	May 8, 2025	By:	/s/ PETER TRPKOVSKI
Peter Trpkovski
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 8, 2025	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Senior Vice President, Chief Information Officer and Chief Accounting Officer (Principal Accounting Officer)