Form 10-Q
period 2025-06-30
CENTURY ALUMINUM CO
filed 2025-08-07
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
☐ Yes ☒ No
The registrant had 93,339,121 shares of common stock outstanding at August 5, 2025.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales
Related parties	$367.6	$324.2	$746.3	$639.2
Other customers	260.5	236.6	515.7	411.1
Total net sales	628.1	560.8	1,262.0	1,050.3
Cost of goods sold (1)	591.9	540.4	1,165.2	1,013.4
Gross profit	36.2	20.4	96.8	36.9
Selling, general and administrative expenses	14.0	12.3	26.5	26.4
Other operating expenses - net	1.5	1.7	3.5	2.2
Operating income	20.7	6.4	66.8	8.3
Interest expense - nonaffiliates	(9.8)	(8.9)	(19.8)	(16.2)
Interest expense - affiliates	(1.9)	(1.4)	(3.7)	(3.3)
Interest income	1.9	0.6	3.7	1.3
Net (loss) gain on forward and derivative contracts - nonaffiliates	(15.6)	(2.1)	(21.0)	0.9
Net (loss) gain on forward and derivative contracts - affiliates	—	(1.9)	—	2.5
Bargain purchase gain	—	—	—	245.9
Other (loss) income - net	(5.7)	1.1	(9.1)	(0.4)
(Loss) income before income taxes	(10.4)	(6.2)	16.9	239.0
Income tax benefit (expense)	1.3	(0.5)	(0.3)	(1.0)
Net (loss) income	(9.1)	(6.7)	16.6	238.0
Net loss attributable to noncontrolling interests	(4.5)	(4.2)	(8.5)	(6.3)
Net (loss) income attributable to Century stockholders	(4.6)	(2.5)	25.1	244.3
Less: net income allocated to participating securities	—	—	1.3	13.0
Net (loss) income allocated to common stockholders	$(4.6)	$(2.5)	$23.8	$231.3
(1) Purchases from related party were $51.8 million and $56.2 million for the three months ended June 30, 2025 and 2024, respectively. Purchases from related parties were $140.1 million and $115.2 million for the six months ended June 30, 2025 and 2024, respectively.

Net (loss) income attributable to Century stockholders per common share:
Basic	$(0.05)	$(0.03)	$0.26	$2.50
Diluted	$(0.05)	$(0.03)	$0.25	$2.24
Weighted-average common shares outstanding:
Basic	93.3	92.7	93.3	92.7
Diluted	93.3	92.7	94.6	98.8
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Comprehensive (loss) income:
Net (loss) income	$(9.1)	$(6.7)	$16.6	$238.0
Other comprehensive income (loss) before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.1)	—	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	—	—	—	(3.4)
Amortization of prior service (cost) benefit during the period	—	(0.1)	0.1	—
Amortization of net loss during the period	1.6	1.6	3.2	3.3
Other comprehensive income (loss) before income tax effect	1.5	1.5	3.2	(0.2)
Income tax effect	—	—	—	—
Other comprehensive income (loss)	1.5	1.5	3.2	(0.2)
Comprehensive (loss) income	(7.6)	(5.2)	19.8	237.8
Comprehensive loss attributable to noncontrolling interests	(4.5)	(4.2)	(8.5)	(6.3)
Comprehensive (loss) income attributable to Century stockholders	$(3.1)	$(1.0)	$28.3	$244.1
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$40.7	$32.9
Restricted cash	2.8	2.8
Accounts receivable - net	108.2	75.8
Non-trade receivables	—	13.2
Due from affiliates	13.8	25.1
Manufacturing credit receivable	81.5	81.5
Inventories	513.4	539.0
Derivative assets	4.4	4.2
Prepaid and other current assets	25.5	28.3
Total current assets	790.3	802.8
Property, plant and equipment - net	975.6	978.3
Manufacturing credit receivable - less current portion	113.5	70.4
Other assets	69.6	87.9
Total assets	$1,949.0	$1,939.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$197.7	$187.3
Non-trade payable	7.7	—
Accrued compensation and benefits	44.2	49.8
Due to affiliates	100.7	109.3
Accrued and other current liabilities	44.9	42.0
Derivative liabilities	19.4	4.4
Current maturities of long-term debt	36.5	70.9
Total current liabilities	451.1	463.7
Long-term debt	442.3	447.3
Long-term debt due to affiliates	10.0	10.0
Accrued benefits costs - less current portion	127.8	130.4
Other liabilities	96.8	92.6
Deferred taxes	73.5	71.2
Asset retirement obligations - less current portion	63.2	61.5
Total noncurrent liabilities	813.6	813.0
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 13)	—	—
Common stock (Note 13)	1.0	1.0
Additional paid-in capital	2,552.0	2,550.2
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(100.1)	(103.3)
Accumulated deficit	(1,642.2)	(1,667.2)
Total Century shareholders’ equity	724.4	694.4
Noncontrolling interests	(40.1)	(31.7)
Total equity	684.3	662.7
Total liabilities and equity	$1,949.0	$1,939.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16.6	$238.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized loss (gain) on derivative instruments	14.5	(3.7)
Depreciation, depletion and amortization	41.4	41.7
Change in deferred tax provision	2.4	0.6
Bargain purchase gain	—	(245.9)
Other non-cash items - net	6.6	(1.8)
Change in operating assets and liabilities:
Accounts receivable	(15.2)	(37.4)
Non-trade receivables	11.6	(1.6)
Manufacturing credit receivable	(43.1)	(23.8)
Due from affiliates	11.3	12.8
Inventories	27.5	9.4
Prepaid and other current assets	3.5	10.0
Accounts payable, trade	18.0	(13.4)
Due to affiliates	(11.8)	8.8
Accrued and other current liabilities	(3.9)	(0.5)
Other - net	0.8	3.5
Net cash provided by (used in) operating activities	80.2	(3.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(45.0)	(46.6)
Proceeds for joint venture partner's share of co-tenancy assets	11.4	—
Proceeds from sale of assets	—	2.3
Net cash used in investing activities	(33.6)	(44.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	586.7	297.9
Repayments under revolving credit facilities	(621.0)	(321.6)
Repayments under Iceland term facility	—	(1.2)
Borrowings under Grundartangi casthouse debt facility	—	25.0
Repayments under Grundartangi casthouse debt facility	(4.5)	—
Net cash (used in) provided by financing activities	(38.8)	0.1
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7.8	(47.5)
Cash, cash equivalents and restricted cash, beginning of period	35.7	90.3
Cash, cash equivalents and restricted cash, end of period	$43.5	$42.8

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2025	2024
Supplemental Cash Flow Information:
Cash paid for:
Interest	$18.7	$16.6
Taxes, net of refunds	(0.1)	3.8
Non-cash investing activities:
Capital expenditures	6.4	5.9
Capitalized interest	—	3.4
Distribution of property, plant and equipment to NCI	2.6	8.3
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2025
Balance, March 31, 2025	49,679	$—	93,296,937	$1.0	$2,550.8	$(86.3)	$(101.6)	$(1,637.6)	$726.3	$(35.6)	$690.7
Net loss	—	—	—	—	—	—	—	(4.6)	(4.6)	(4.5)	(9.1)
Other comprehensive income	—	—	—	—	—	—	1.5	—	1.5	—	1.5
Share-based compensation	—	—	25,707	—	1.2	—	—	—	1.2	—	1.2
Conversion of preferred stock to common stock	(165)	—	16,477	—	—	—	—	—	—	—	—
Balance, June 30, 2025	49,514	$—	93,339,121	$1.0	$2,552.0	$(86.3)	$(100.1)	$(1,642.2)	$724.4	$(40.1)	$684.3

Three months ended June 30, 2024
Balance, March 31, 2024	52,238	$—	92,700,495	$1.0	$2,543.7	$(86.3)	$(99.6)	$(1,757.3)	$601.5	$(14.4)	$587.1
Net loss	—	—	—	—	—	—	—	(2.5)	(2.5)	(4.2)	(6.7)
Other comprehensive income	—	—	—	—	—	—	1.5	—	1.5	—	1.5
Share-based compensation	—	—	38,594	—	1.0	—	—	—	1.0	—	1.0
Conversion of preferred stock to common stock	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2024	52,238	$—	92,739,089	$1.0	$2,544.7	$(86.3)	$(98.1)	$(1,759.8)	$601.5	$(18.6)	$582.9
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2025
Balance, December 31, 2024	49,715	$—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$(31.6)	$662.7
Net income (loss)	—	—	—	—	—	—	—	25.1	25.1	(8.5)	16.6
Other comprehensive income	—	—	—	—	—	—	3.2	—	3.2	—	3.2
Share-based compensation	—	—	30,486	—	1.8	—	—	—	1.8	—	1.8
Conversion of preferred stock to common stock	(201)	—	20,070	—	—	—	—	—	—	—	—
Balance, June 30, 2025	49,514	$—	93,339,121	$1.0	$2,552.0	$(86.3)	$(100.1)	$(1,642.2)	$724.4	$(40.1)	$684.3

Six months ended June 30, 2024
Balance, December 31, 2023	52,284	—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$(11.5)	$344.1
Net income (loss)	—	—	—	—	—	—	—	244.3	244.3	(6.3)	238.0
Other comprehensive loss	—	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Share-based compensation	—	—	44,663	—	1.8	—	—	—	1.8	—	1.8
Conversion of preferred stock to common stock	(46)	—	4,562	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, June 30, 2024	52,238	$—	92,739,089	$1.0	$2,544.7	$(86.3)	$(98.1)	$(1,759.8)	$601.5	$(18.6)	$582.9
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Six months ended June 30, 2025 and 2024
(amounts in millions, except share and per share amounts)
(Unaudited)
1.    General
Description of Business
Century Aluminum is a producer of primary aluminum, which trades as a global commodity, and owns a 55% interest in a bauxite mining and alumina refinery joint venture. We are organized as a holding company, with our operating primary aluminum smelters and our bauxite mining and alumina refinery joint venture owned by separate subsidiaries.
Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum", "Century", "the Company", "we", "us", "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
2.    Related Party Transactions
The significant related party transactions occurring during the three and six months ended June 30, 2025 and 2024 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of June 30, 2025, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (45.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 13. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time, such as the purchase and sale of primary aluminum, alumina and other raw materials; tolling agreements; forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended June 30, 2025 and 2024, we derived approximately 58.5% and 57.8% of our consolidated net sales from Glencore, respectively. For the six months ended June 30, 2025 and 2024, we derived approximately 59.1% and 60.8% of our consolidated net sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices primarily based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and six months ended June 30, 2025, the Company recognized $48.0 million and $126.4 million, respectively, of revenue related to alumina sales to Glencore. For the three and six months ended June 30, 2024, the Company recognized $50.3 million and $85.8 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three and six months ended June 30, 2025 and 2024 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
From time to time, we enter into certain financial contracts with Glencore. See Note 10. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales to Glencore	367.6	324.2	746.3	$639.2
Purchases from Glencore(1)	51.8	56.2	140.1	115.2
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $42.4 million and $41.2 million, as of June 30, 2025 and December 31, 2024, respectively.
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three and six months ended June 30, 2025 and 2024.

Net Sales	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Aluminum	$568.6	$454.9	$1,104.4	$904.3
Alumina	59.5	105.9	157.6	146.0
Total	$628.1	$560.8	$1,262.0	$1,050.3
Our net sales are attributed to geographic area based on the location of the selling entity. Included in the consolidated financial statements are the following amounts related to geographic locations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales: (1)
United States	$391.8	$375.0	805.6	$675.0
Iceland	236.3	185.8	$456.4	375.3
Total Net sales	$628.1	$560.8	$1,262.0	$1,050.3
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
4.    Income Taxes
For the three months ended June 30, 2025 and 2024, we recorded an income tax benefit of $1.3 million and an income tax expense of $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded income tax expense of $0.3 million and $1.0 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance on domestic losses, causes a significant variation in the typical relationship between income tax expense/benefit and pretax accounting income/loss as reported on the Consolidated Statements of Operations.
As of June 30, 2025, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance.
Section 45X of the Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations on the production tax credit requirements under Internal Revenue Code Section 45X (the "IRA Regulations"). The IRA Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three months ended June 30, 2025 and 2024, the Company recognized a reduction of $21.9 million and $10.7 million in Cost of goods sold and a reduction of $0.5 million and $0.5 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations. Comparatively, for the six months ended June 30, 2025 and 2024, the Company recognized a reduction of $41.8 million and $22.6 million in Cost of goods sold and a reduction of $1.3 million and $1.2 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations.

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
The following table shows the basic and diluted earnings per share:

	For the three months ended June 30,
	2025			2024
	Net Income (Loss)	Shares (in millions)	$ Per Share	Net Income (Loss)	Shares (in millions)	$ Per Share
Net (loss) income attributable to Century stockholders	$(4.6)			$(2.5)
Less: net income allocated to participating securities	—			—
Basic EPS:
Net (loss) income allocated to common stockholders	$(4.6)	93.3	$(0.05)	$(2.5)	92.7	$(0.03)
Effect of Dilutive Securities(1):
Share-based compensation	—	—		—	—
Convertible senior notes	—	—		—	—
Diluted EPS:
Net (loss) income allocated to common stockholders	$(4.6)	93.3	$(0.05)	$(2.5)	92.7	$(0.03)

	For the six months ended June 30,
	2025			2024
	Net Income (Loss)	Shares (in millions)	Per Share	Net Income (Loss)	Shares (in millions)	Per Share
Net (loss) income attributable to Century stockholders	$25.1			$244.3
Less: net income allocated to participating securities	1.3			13.0
Basic EPS:
Net (loss) income allocated to common stockholders	$23.8	93.3	$0.26	$231.3	92.7	$2.50
Effect of Dilutive Securities(1):
Share-based compensation	—	1.3		(12.2)	1.5
Convertible senior notes	—	—		2.6	4.6
Diluted EPS:
Net (loss) income allocated to common stockholders	$23.8	94.6	$0.25	$221.7	98.8	$2.24

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Securities excluded from the calculation of diluted EPS (in millions)(1):	2025	2024	2025	2024
Share-based compensation	1.7	1.9	0.7	—
Convertible preferred shares	5.0	5.2	5.0	5.2
Convertible notes	4.6	4.6	4.6	—
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
6.    Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	June 30, 2025	December 31, 2024
Defined benefit plan liabilities	$(103.7)	$(107.0)
Unrealized gain on financial instruments	1.3	1.4
Other comprehensive loss before income tax effect	(102.4)	(105.6)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(100.1)	$(103.3)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2025	December 31, 2024
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.3)	(0.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, March 31, 2025	$(102.9)	$1.3	$(101.6)
Other comprehensive loss before reclassifications	—	—	—
Net amount reclassified to net income (loss)	1.6	(0.1)	1.5
Balance, June 30, 2025	$(101.3)	$1.2	$(100.1)

Balance, March 31, 2024	$(101.0)	$1.4	$(99.6)
Net amount reclassified to net income (loss)	1.5	—	1.5
Balance, June 30, 2024	$(99.5)	$1.4	$(98.1)

Balance, December 31, 2024	$(104.6)	$1.3	$(103.3)
Other comprehensive loss before reclassifications	—	—	—
Net amount reclassified to net income (loss)	3.3	(0.1)	3.2
Balance, June 30, 2025	$(101.3)	$1.2	$(100.1)

Balance, December 31, 2023	$(99.4)	$1.5	$(97.9)
Other comprehensive loss before reclassifications	$(3.4)	—	$(3.4)
Net amount reclassified to net income (loss)	3.3	(0.1)	3.2
Balance, June 30, 2024	$(99.5)	$1.4	$(98.1)

Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Three months ended June 30,		Six months ended June 30,
AOCL Components	Location	2025	2024	2025	2024
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$1.5	$0.7	$2.3	$1.6
	Selling, general and administrative expenses	0.1	0.1	0.3	0.3
	Other operating expense - net	—	0.7	0.7	1.4
	Income tax effect	—	—	—	—
	Net of tax	$1.6	$1.5	$3.3	$3.3

Unrealized gain on financial instruments	Cost of goods sold	$(0.1)	$—	$(0.1)	$(0.1)
	Income tax effect	—	—	—	—
	Net of tax	$(0.1)	$—	$(0.1)	$(0.1)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
7.    Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$0.6	$0.7	$1.3	$1.3
Interest cost	3.5	3.2	6.8	6.7
Expected return on plan assets	(4.0)	(4.1)	(7.9)	(7.9)
Amortization of prior service benefit	—	—	0.1	0.1
Amortization of net loss	1.5	1.3	2.9	3.0
Net periodic benefit cost	$1.6	$1.1	$3.2	$3.2

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.9	0.9	1.9	1.9
Amortization of prior service cost	—	(0.1)	—	(0.1)
Amortization of net loss	0.1	0.3	0.3	0.3
Net periodic benefit cost	$1.1	$1.2	$2.3	$2.2
8.    Inventories
Inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$178.5	$180.8
Work-in-process	50.6	52.1
Finished goods	57.7	74.6
Operating and other supplies	226.6	231.5
Total inventories	$513.4	$539.0
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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$2.8	$—	$—	$2.8
Trust assets(1)	1.1	—	—	1.1
Derivative instruments	—	4.6	—	4.6
TOTAL	$3.9	$4.6	$—	$8.5
LIABILITIES:
Derivative instruments	$—	$19.8	$—	$19.8
TOTAL	$—	$19.8	$—	$19.8

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.9	$—	$—	$7.9
Trust assets(1)	0.3	—	—	0.3
Derivative instruments	—	4.5	—	4.5
TOTAL	$8.2	$4.5	$—	$12.7
LIABILITIES:
Derivative instruments	$—	$4.4	$—	$4.4
TOTAL	$—	$4.4	$—	$4.4
(1)Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following section describes the valuation techniques or inputs for fair value measurements categorized within Level 2 of the fair value hierarchy:

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
During the three and six months ended June 30, 2025 and 2024, there were no Level 3 assets and liabilities measured at fair value on a recurring basis.
10.    Derivatives
As of June 30, 2025, we had an open position of 37,400 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through September 2026. We also had an open position of 37,400 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through September 2026. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of June 30, 2025, we had 885 tonnes open fixed for floating swaps. These contracts are expected to settle monthly through November 2025.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure ("HFO price swaps"). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of June 30, 2025, we had an open position of 270,000 barrels. The HFO price swaps are expected to settle monthly through May 2026.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of June 30, 2025, we had an open position of 690,648 MWh. The Indiana Hub power price swaps are expected to settle monthly through September 2026.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of June 30, 2025 and December 31, 2024, the Company had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of June 30, 2025 and December 31, 2024, respectively:

	Asset Fair Value
	June 30, 2025	December 31, 2024
Commodity contracts(1)	$4.6	$4.5

	Liability Fair Value
	June 30, 2025	December 31, 2024
Commodity contracts(1)	$19.8	$4.4
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indy Hub power price swaps, fixed for floating swaps, and HFO price swaps. At June 30, 2025, and December 31, 2024, there were no commodity contracts with Glencore.
The following table summarizes the net (loss) gain on forward and derivative contracts:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Commodity contracts(1)	$(15.5)	$(4.0)	$(20.9)	$3.5
Foreign exchange contracts	—	—	—	(0.1)
Total	$(15.5)	$(4.0)	$(20.9)	$3.4
(1)For the three and six months ended June 30, 2025, there were no forward and derivative contracts with Glencore. For the three and six months ended June 30, 2024, $1.9 million of the net loss and $2.5 million of the net gain was with Glencore, respectively.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
11.    Debt

	June 30, 2025	December 31, 2024
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	19.6	20.0
Iceland Revolving Credit Facility(3)	—	34.0
Grundartangi Casthouse Facility(4)	9.0	9.0
Debt classified as non-current liabilities:
Grundartangi Casthouse Facility, net of financing fees of $1.0 million at June 30, 2025(4)	108.7	114.2
Vlissingen Credit Facility(5)	10.0	10.0
7.5% senior secured notes due April 1, 2028, net of financing fees of $1.6 million at June 30, 2025, interest payable semiannually	248.4	248.1
2.75% convertible senior notes due May 1, 2028, net of financing fees of $1.0 million at June 30, 2025, interest payable semiannually	85.3	85.1
Total	$488.8	$528.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at June 30, 2025 was 2.05%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2025 was 8.00%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2025 was 7.82%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2025 was 8.04%.
(5)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2025 was 7.98%.
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
As of June 30, 2025, the total estimated fair value of the 2028 Notes was $254.1 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
2.75% Convertible Notes due 2028
In April 2021, we completed a private offering of $86.3 million aggregate principal amount of convertible senior notes due May 1, 2028 unless earlier converted, repurchased, or redeemed (the "Convertible Notes"). The Convertible Notes were issued at a price of 100% of their aggregate principal amount. We received proceeds of $83.7 million, after payment of certain financing fees and related expenses. The Convertible Notes bear interest semi-annually in arrears on May 1 and November 1 of each year at a rate of 2.75% per annum in cash.
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of June 30, 2025, the conversion rate remains unchanged.
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
As of June 30, 2025, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.
As of June 30, 2025, the total estimated fair value of the Convertible Notes was $103.3 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At June 30, 2025, there were $19.6 million of outstanding borrowings and $47.3 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	June 30, 2025
Credit facility maximum amount	$250.0
Borrowing availability	208.6
Outstanding letters of credit issued	47.3
Outstanding borrowings	19.6
Borrowing availability, net of outstanding letters of credit and borrowings	141.8
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"), which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At June 30, 2025, there were no outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through December 2026.

Status of our Iceland revolving credit facility:	June 30, 2025
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	100.0
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of June 30, 2025, there were $117.7 million in outstanding borrowings under the Casthouse Facility.
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a $90.0 million Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans at either (i) a fixed interest rate equal to 8.75% per annum (the "Fixed Rate"), or (ii) a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00% (the "Variable Rate"). The Fixed Rate is only applicable to borrowings made on or before December 1, 2024, after which the Variable Rate shall apply to all borrowings under the Vlissingen Credit Facility. As of June 30, 2025, there were $10.0 million in outstanding borrowings under the Vlissingen Credit Facility.
Hancock County Industrial Revenue Bonds
As part of the purchase price for our acquisition of the Hawesville facility, we assumed IRBs which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market and interest on the IRBs is paid quarterly. The IRBs are secured by a letter of credit issued under our U.S. revolving credit facility and mature in April 2028.
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2025, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
Covenant Compliance
As of June 30, 2025, we and our subsidiaries were in compliance with financial covenants or maintained availability above applicable covenant triggers.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of June 30, 2025, $2.0 million was recorded in Accrued and other current liabilities and $1.8 million was recorded in Other liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of June 30, 2025, we have made contributions of $7.2 million related to the Amended PBGC Settlement Agreement.
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
Contingent obligation
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of June 30, 2025, the principal and accrued interest for the contingent obligation was $33.0 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 10.94%. As of June 30, 2025, based on the curtailment of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
13.    Shareholders' Equity
Common Stock
As of June 30, 2025 and December 31, 2024, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 100,525,642 shares were issued and 93,339,121 shares were outstanding at June 30, 2025, and 100,475,086 were issued and 93,288,565 shares were outstanding at December 31, 2024.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of June 30, 2025 and December 31, 2024, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At June 30, 2025 and December 31, 2024, 49,514 and 49,715 shares of Series A Convertible Preferred Stock were outstanding, respectively. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock.
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
Through June 30, 2025 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of June 30, 2025.
14.    Business Segments
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
Segment assets are reported on our Consolidated Balance Sheets as Total assets. Our Consolidated Statements of Cash Flows presents Depreciation, depletion and amortization expense and includes the measure of Capital expenditures as Purchase of property, plant and equipment.
The following table presents information about the Company's single segment for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$628.1	$560.8	$1,262.0	$1,050.3
Segment Cost of goods sold(1),(2)	(593.2)	(532.0)	(1,165.6)	(1,001.5)
IRA Credit(1),(3)	21.9	10.7	41.8	22.6
Lower of cost or NRV inventory adjustment(1),(4)	1.2	1.7	1.9	7.3
Property and equipment expense(1),(5)	(21.8)	(20.8)	(43.3)	(41.8)
Selling, general and administrative expenses	(14.0)	(12.3)	(26.5)	(26.4)
Other operating expenses - net	(1.5)	(1.7)	(3.5)	(2.2)
Interest expense - nonaffiliates	(9.8)	(8.9)	(19.8)	(16.2)
Interest expense - affiliates	(1.9)	(1.4)	(3.7)	(3.3)
Interest income	1.9	0.6	3.7	1.3
Net (loss) gain on forward and derivative contracts - nonaffiliates	(15.6)	(2.1)	(21.0)	0.9
Net (loss) gain on forward and derivative contracts - affiliates	—	(1.9)	—	2.5
Bargain purchase gain	—	—	—	245.9
Other (loss) income - net	(5.7)	1.1	(9.1)	(0.4)
Income tax benefit (expense)	1.3	(0.5)	(0.3)	(1.0)
Net (loss) income	$(9.1)	$(6.7)	$16.6	$238.0
(1)Indicates a component of Cost of goods sold.
(2)Includes raw materials, labor, energy, freight costs, FIFO inventory adjustments and other direct cost of goods sold.
(3)Advanced production credit related to Section 45X of the IRA.
(4)Includes inventory revaluation to lower of cost or net realizable value and changes in inventory reserve.
(5)Represents the depreciation expenses and expenses related to leased assets that are directly related to the cost of goods sold.

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
The Company owns a 55% ownership interest in Jamalco through its wholly-owned subsidiary, GAJL, which serves as the managing partner. The Company is responsible for funding 55% of Jamalco's operating costs and capital requirements and is not obligated to provide additional financial support beyond its equity interest. Upon acquisition, the Company made an immediate equity contribution to Jamalco and has provided subsequent financing of costs for Jamalco to perform its activities in the ordinary course of business.
The Company obtains direct ownership of our 55% share of Jamalco’s outputs and purchases the remaining 45% of the output from the Government of Jamaica. Through direct ownership and purchase, 100% of Jamalco’s output is either retained and utilized in the Company’s business operations or sold by the Company. The Company’s consolidated statement of cash flows reflects 100% of cash flows related to the Jamalco operations. The Company receives cash proceeds from the Government of Jamaica for its 45% interest of the Jamalco operating costs and capital requirements.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	33.0	17.4
Accounts receivable - net	0.6	1.1
Non-trade receivables	—	13.1
Due from affiliates	—	75.1
Inventories	85.5	109.8
Prepaid and other current assets	5.3	2.0
Total current assets	124.4	218.5
Property, plant and equipment - net	54.5	232.1
Other assets	10.9	23.1
TOTAL	189.8	473.7
LIABILITIES
LIABILITIES:
Accounts payable, trade	43.4	39.1
Accrued compensation and benefits	6.1	8.5
Due to affiliates	14.3	49.6
Accrued and other current liabilities	2.7	7.2
Total current liabilities	66.5	104.4
Accrued benefits costs - less current portion	—	17.7
Other liabilities	61.9	66.7
Asset retirement obligations - less current portion	10.9	35.0
Total noncurrent liabilities	72.8	119.4
TOTAL	139.3	223.8
16. Subsequent Events
Refinancing Transactions
On July 22, 2025, we completed the issuance of $400.0 million aggregate principal amount of 6.875% Senior Secured Notes due August 2032 (the "2032 Notes"). We received net proceeds of $395 million after payment of certain financing fees and related expenses. The net proceeds have been, or will be, applied as described below. The 2032 Notes bear interest semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026, at a rate of 6.875% per annum payable in cash. The 2032 Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of collateral. The net proceeds from the 2032 Notes issuance were used to redeem the 2028 Notes and will be used to repay borrowings under the Company's credit facilities and to pay fees and expenses relating to these transactions.
On July 22, 2025, we determined that all conditions precedent to the redemption (the “Redemption”) of our 2028 Notes pursuant to its Conditional Notice of Full Redemption issued on July 21, 2025 had been satisfied. Accordingly, the 2028 Notes were redeemed on August 5, 2025 at an aggregate redemption price of $261.1 million, consisting of 101.875% of the principal due and payable on the 2028 Notes plus accrued and unpaid interest to but excluding the August 5, 2025 redemption date. In connection with the Redemption, effective July 22, 2025, the Company satisfied and discharged all its obligations under and in accordance with the terms of the indenture governing the 2028 Notes.

On August 1, 2025, we repaid the $10 million in outstanding borrowings under the Vlissingen Credit Facility.
Fifth Amendment to Second Amended and Restated Loan and Security Agreement
On July 22, 2025, we amended the U.S. revolving credit facility to, among other items, extend the maturity date of the Existing Credit Facility to July 22, 2030 and revise the calculation of Term SOFR Adjustment (as defined in the Existing Credit Facility) to 0.10% per annum for all interest periods.

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
•Our plans and expectations with regards to any restart of curtailed production at Mt. Holly including the timing, costs and benefits associated with restarting curtailed production;
•Our plans with regards to the future of our Hawesville smelter;
•Our ability to successfully obtain and/or retain competitive power arrangements for our operations, including securing necessary power arrangements for the greenfield project;
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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, labor and other controllable costs, which in aggregate represent more than 88% of our cost of goods sold; and
•our production volume and product mix.
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
In February 2025, President Trump issued a new Presidential Proclamation directing the tariff rate on imported primary aluminum to be increased from 10% to 25% and for all existing country exemptions or product exclusion to be ended, in each case effective March 12, 2025. Then, in May 2025, President Trump again increased tariffs on primary aluminum from 25% to 50%, effective June 4, 2025. Since the implementation of these changes to the Section 232 tariff program, the Midwest Premium has increased, which we expect will have a material positive impact on our financial position and results of operations.
U.S. Department of Energy Award
On January 10, 2025, the Company entered into a Cooperative Agreement with the U.S. Department of Energy's ("DOE") Office of Clean Energy Demonstrations for up to $500 million in Bipartisan Infrastructure Law and Inflation Reduction Act funding to build a new aluminum smelter as part of the Industrial Demonstrations Program ("IDP"). With the help of this funding, we plan to build the first new U.S. primary aluminum smelter in 45 years at a site within the Ohio/Mississippi River Basins. Since that time, the issuance of certain Executive Orders, including the Unleashing American Energy Executive Order on January 20, 2025, has required an immediate pause in the disbursement of funds appropriated through the Inflation Reduction Act pending an ongoing review period. The Company is currently evaluating this Executive Order and other related memoranda to determine what, if any, impact they might have on our previously announced DOE funding.
Section 45X of the Inflation Reduction Act
On October 24, 2024, the U.S. Treasury Department and the Internal Revenue Service issued final regulations implementing Section 45X of the Inflation Reduction Act, which provide guidance on rules taxpayers must satisfy to qualify for the tax credit. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the final regulations, we have recognized a receivable and corresponding offset to cost of goods sold and selling, general and administrative expenses. Any changes to the final regulations could result in a subsequent adjustment to the estimated credit as of June 30, 2025.

President Trump signed Public Law No: 119-21, the One Big Beautiful Bill Act (the "Act") into law on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Act removed the exemption for critical minerals related to the phase out of the advanced manufacturing production tax credit under Internal Revenue Code Section 45X of the Inflation Reduction Act of 2022 and final regulations issued in October of 2024. Under the Act, beginning in 2031, the amount of the tax credit will be reduced by 25% each year and reduced to 0% in 2034.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc. ("CAJH"), completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited ("GAHL"), the holder of a 55% interest in Jamalco, an unincorporated joint venture with the Government of Jamaica through its controlled entity Clarendon Alumina Production Limited ("CAP"). Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited ("GAJL"), is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes. We recognized a bargain purchase gain of $245.9 million in connection to the acquisition within the Consolidated Statements of Operations for the six months ended June 30, 2024.
Jamalco Equipment Failure
In June 2023, Jamalco experienced a power disruption caused by damage to its power generation unit. The equipment failure resulted in a loss of production at Jamalco of approximately 84,000 tonnes for the year ended December 31, 2023. The impact of the equipment failure on gross margin was approximately $30.4 million. Despite returning the equipment to full capacity as of the end of October 2023, we continued to see some inefficiencies into the first quarter of 2024. We are engaged with our insurance carriers in connection with the equipment failure to determine the specific amount of coverage available to us, including any applicable deductibles.
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

We saw an increase in the pricing of aluminum through the second quarter of 2025 attributable to MWP. The average MWP continued to increase due to the additional increase in Section 232 tariff rate for imported primary aluminum from 25% to 50% effective June 4, 2025. The MWP price has recently been at historically high levels and may change rapidly based on factors beyond our control, including changes in tariff policies, changes in supply in the U.S market, and other factors. The following table summarizes the average price for primary aluminum per tonne for the three months ended June 30, 2025 and March 31, 2025 and for the six months ended June 30, 2025 and 2024.

	Three months ended		Six months ended
($ per tonne)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Average LME	$2,447	$2,631	$2,538	$2,360
Average MWP	993	729	855	417
Average EDPP	195	289	241	285

Results of Operations
The following discussion for the three and six months ended June 30, 2025 reflects no change in production capacities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products, labor, and other controllable costs are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See "Item 1A. Risk Factors — Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2024. Power costs at our Sebree plant is impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in the spring. Our expected capacity demand costs for power were approximately $3.1 million for the twelve months ending May 31, 2025, in addition to the market price of power used. We anticipate the capacity demand power costs resulting from the spring 2025 auction for the twelve months ending May 31, 2026 to be approximately $6.2 million.
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
The pricing under our alumina supply contracts varies from contract to contract. A major portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance, natural disasters and weather events, and other factors outside of our control. Additionally, with our acquisition of a 55% interest in Jamalco, we secured a long-term supply of alumina and achieved increased transparency and control of our supply chain. In general, our results reflect the market cost of alumina on an approximately three-month lag reflecting the terms of our alumina contracts and inventory levels.

	Quarter ended		Six months ended
	Sequential		Year-to-date
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net sales
Related parties	$367.6	$378.7	$746.3	$639.2
Other customers	260.5	255.2	515.7	411.1
Total net sales	628.1	633.9	1,262.0	1,050.3
Gross profit	36.2	60.6	96.8	36.9
Selling, general and administrative expenses	14.0	12.5	26.5	26.4
Net (loss) gain on forward and derivative contracts - nonaffiliates	(15.6)	(5.4)	(21.0)	0.9
Net (loss) gain on forward and derivative contracts - affiliates	—	—	—	2.5
Bargain purchase gain	—	—	—	245.9
Income tax benefit (expense)	1.3	(1.6)	(0.3)	(1.0)
Net (loss) income	(9.1)	25.7	16.6	238.0
Net loss attributable to noncontrolling interests	(4.5)	(4.0)	(8.5)	(6.3)
Net (loss) income attributable to Century stockholders	(4.6)	29.7	25.1	244.3

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2025
2nd Quarter	94,519	$324.4	81,222	$233.7	175,741	$558.1
1st Quarter	94,601	$306.6	74,071	$217.3	168,672	$523.9

2024
2nd Quarter	93,805	$266.5	74,103	$185.8	167,908	$452.3
1st Quarter	97,602	258.1	77,025	189.5	174,627	447.6
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales
Net sales decreased by $5.8 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025, primarily driven by a decrease in third-party alumina sales of $38.6 million, partially offset by favorable volume and sales mix of $21.1 million and realized LME and regional price premiums of $11.1 million.
Net sales increased by $211.7 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by favorable realized LME and regional price premiums of $174.5 million, favorable volume and sales mix of $26.4 million and an increase in third-party alumina sales of $11.6 million.
Gross profit
Gross profit decreased by $24.4 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025, primarily attributable to unfavorable raw material price realization of $23.9 million and unfavorable other costs of $12.1 million including increased maintenance costs and potlining expenses, partially offset by favorable realized LME and regional price premiums of $11.1 million and favorable power price realization of $5.8 million.

Gross profit increased by $59.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to favorable metal price realization of $174.5 million and $17.3 million attributable to the IRA Section 45X credit, partially offset by higher power price realization of $44.2 million, unfavorable raw material price realization of $43.4 million and higher other costs of $41.5 million including labor costs associated with higher headcounts, increased maintenance costs, and ramp up expenses for the completed Grundartangi casthouse.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.5 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025, primarily driven by increased share-based compensation costs and professional services.
Selling, general and administrative expenses remained relatively consistent for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Net (loss) gain on forward and derivative contracts - nonaffiliates
Net (loss) gain on forward and derivative contracts - nonaffiliates decreased by $10.2 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025. The difference was primarily driven by fluctuations in the forward prices.
Net (loss) gain on forward and derivative contracts - nonaffiliates decreased by $21.9 million to a loss of $21.0 million for the six months ended June 30, 2025 as compared to a gain of $0.9 million for the six months ended June 30, 2024. The difference was primarily driven by fluctuations in the forward prices.
Net (loss) gain on forward and derivative contracts - affiliates
Net (loss) gain on forward and derivative contracts - affiliates was zero for the three months ended June 30, 2025 and March 31, 2025,.as there were no related party contracts executed during either period. We realized a net gain of $2.5 million for the six months ended June 30, 2024, primarily driven by unrealized gains on LME hedges.
Bargain purchase gain
We finalized the purchase accounting as of March 31, 2024 related to the acquisition of General Alumina Holdings Limited and subsidiaries, which was acquired on May 2, 2023. We recognized a bargain purchase gain of $245.9 million for the six months ended June 30, 2024.
Income tax benefit (expense)
Income tax changed to a $1.3 million benefit for the three months ended June 30, 2025, compared to $1.6 million expense for the three months ended March 31, 2025, primarily driven by changes in the jurisdictional mix of earnings on a quarter-over-quarter basis.
Income tax expense decreased to $0.3 million for the six months ended June 30, 2025, compared to $1.0 million for the six months ended June 30, 2024, primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 4. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of June 30, 2025, we had cash and cash equivalents of approximately $40.7 million and unused availability under our revolving credit facilities of $321.8 million, after consideration of our outstanding borrowings and letters of credit. Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $362.5 million as of June 30, 2025. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
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
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of June 30, 2025, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
On July 22, 2025, we completed the issuance of $400 million of Senior Secured Notes due 2032 (the "2032 Notes"). We also amended our U.S. Credit Facility to, among other things, extend the maturity date to July 22, 2030. With proceeds of the 2032 Notes, we redeemed the 2028 Notes at a redemption price of 101.875% and intend to use the balance of the proceeds from the 2032 Notes issuance to pay down our existing credit facilities.
See Note 11. Debt and Note 16. Subsequent Events to the consolidated financial statements included herein for additional information on our debt.
Available Cash
Our available cash and cash equivalents balance at June 30, 2025 was $40.7 million compared to $32.9 million at December 31, 2024.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Six months ended June 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$80.2	$(3.3)
Net cash used in investing activities	(33.6)	(44.3)
Net cash (used in) provided by financing activities	(38.8)	0.1
Change in cash, cash equivalents and restricted cash	$7.8	$(47.5)
The change in net cash provided by operating activities during the six months ended June 30, 2025 compared to net cash used in operating activities for the six months ended June 30, 2024 was primarily due to lower cash outflows from accounts payable associated with the timing of payments for alumina and higher cash inflows from inventories attributable to higher shipments in the current period, partially offset by lower cash inflows from accounts receivable associated with higher realized prices of outstanding receipts from sales of aluminum and alumina.
The decrease in net cash used in investing activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to higher proceeds from our joint venture partner to fund the construction of co-tenancy assets.

The change in net cash used in financing activities during the six months ended June 30, 2025 compared to net cash provided by financing activities in the six months ended June 30, 2024 was primarily due to net repayments on our revolving credit facilities and repayments on our Grundartangi Casthouse Facility.
Share Repurchase Program
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the three months ended June 30, 2025 or during the years ended 2024, 2023, and 2022. As of June 30, 2025, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital expenditures paid for the six months ended June 30, 2025 were $45.0 million. We estimate our total capital spending in 2025 will be approximately $70 to $80 million, related to our ongoing investment and sustainability projects at our plants. This amount includes $40 million, representing investments in our Jamalco facility.
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
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of June 30, 2025, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	June 30, 2025	December 31, 2024
Current assets	$452.1	$414.0
Non-current assets	730.5	698.4
Current liabilities	246.0	247.1
Non-current liabilities	506.9	490.4

Six months ended June 30, 2025
Net sales	$992.5
Gross profit	95.7
Income before income taxes	49.7
Net income	25.1
As of June 30, 2025 and December 31, 2024, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $33.6 million and $40.4 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $372.6 million and $358.1 million, respectively.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See "Quantitative and Qualitative Disclosures of Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As of June 30, 2025, there have been no material changes in this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated as of June 30, 2025. Management is committed to maintaining a strong internal control environment. Management has begun to implement measures designed to ensure that previously identified control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions for general information technology controls include: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate and monitor system changes and (iii) providing training associated with control design and execution.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at June 30, 2025, refer to Note 12. Commitments and Contingencies to the consolidated financial statements included herein.
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
During the quarter ended June 30, 2025, non-U.S. affiliates of the largest stockholder of the Company ("the non-U.S. Stockholder Affiliates") entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.
The gross revenue of the non-U.S Stockholder Affiliates related to the contracts did not exceed the value of USD $137 million for the quarter ended June 30, 2025.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended June 30, 2025, that requires disclosure in this report under Section 13(r) of the Exchange Act.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
4.1	Indenture, dated as of July 22, 2025, between Century Aluminum Company, the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee and noteholder collateral agent.	8-K	001-34474	July 24, 2025
4.2	Form of 6.875% Senior Secured Notes due 2032 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-34474	July 24, 2025
10.1
Second Lien Pledge and Security Agreement, dated as of July 22, 2025 by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent.
		8-K	001-34474	July 24, 2025
10.2
Collateral Agency Agreement, dated as of July 22, 2025, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as trustee and collateral agent.
		8-K	001-34474	July 24, 2025
10.3
Amendment No. 5, dated as of July 22, 2025, to the Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender.
		8-K	001-34474	July 24, 2025
10.4	Century Aluminum Company 2025 Incentive Plan	S-8	333-288080	June 16, 2025
10.5	Form of RSU Award Agreement (Directors) under the 2025 Incentive Plan				X
10.6	Form of RSU Award Agreement under the 2025 Incentive Plan				X
10.7	Form of PSU Award Agreement under the 2025 Incentive Plan				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 7, 2025	By:	/s/ PETER TRPKOVSKI
Peter Trpkovski
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 7, 2025	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Senior Vice President, Chief Information Officer and Chief Accounting Officer (Principal Accounting Officer)