Form 10-Q
period 2025-09-30
CENTURY ALUMINUM CO
filed 2025-11-06
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
☐ Yes ☒ No
The registrant had 93,341,969 shares of common stock outstanding at November 4, 2025.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales
Related parties	$319.6	$332.1	$1,065.9	$971.3
Other customers	312.6	207.0	828.3	618.1
Total net sales	632.2	539.1	1,894.2	1,589.4
Cost of goods sold (1)	554.9	457.3	1,720.1	1,470.7
Gross profit	77.3	81.8	174.1	118.7
Selling, general and administrative expenses	17.9	15.6	44.4	42.0
Other operating expenses - net	1.1	2.4	4.6	4.6
Operating income	58.3	63.8	125.1	72.1
Interest expense - nonaffiliates	(11.5)	(10.1)	(31.3)	(26.3)
Interest expense - affiliates	(1.5)	(1.8)	(5.2)	(5.1)
Interest income	2.8	0.4	6.5	1.7
Net loss on forward and derivative contracts - nonaffiliates	(30.2)	(2.8)	(51.2)	(4.3)
Net (loss) gain on forward and derivative contracts - affiliates	—	(1.2)	—	3.7
Loss on early extinguishment of debt	(6.2)	—	(6.2)	—
Bargain purchase gain	—	—	—	245.9
Other loss - net	(2.2)	(4.0)	(11.3)	(4.4)
Income before income taxes	9.5	44.3	26.4	283.3
Income tax benefit (expense)	1.1	(2.0)	0.8	(3.0)
Net income	10.6	42.3	27.2	280.3
Net loss attributable to noncontrolling interests	(4.3)	(5.0)	(12.8)	(11.3)
Net income attributable to Century stockholders	14.9	47.3	40.0	291.6
Less: net income allocated to participating securities	0.8	2.5	2.0	15.5
Net income allocated to common stockholders	$14.1	$44.8	$38.0	$276.1
(1) Purchases from related party were $90.7 million and $63.9 million for the three months ended September 30, 2025 and 2024, respectively. Purchases from related party were $230.8 million and $179.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Net income attributable to Century stockholders per common share:
Basic	$0.15	$0.48	$0.41	$2.98
Diluted	$0.15	$0.46	$0.40	$2.83
Weighted-average common shares outstanding:
Basic	93.3	92.8	93.3	92.7
Diluted	99.2	98.4	94.6	98.8
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$10.6	$42.3	$27.2	$280.3
Other comprehensive income before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	—	—	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	—	—	—	(3.4)
Amortization of prior service benefit during the period	0.1	0.1	0.2	0.1
Amortization of net loss during the period	1.4	1.6	4.6	4.9
Other comprehensive income before income tax effect	1.5	1.7	4.7	1.5
Income tax effect	—	—	—	—
Other comprehensive income	1.5	1.7	4.7	1.5
Comprehensive income	12.1	44.0	31.9	281.8
Comprehensive loss attributable to noncontrolling interests	(4.3)	(5.0)	(12.8)	(11.3)
Comprehensive income attributable to Century stockholders	$16.4	$49.0	$44.7	$293.1
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$151.4	$32.9
Restricted cash	1.4	2.8
Accounts receivable - net	116.9	75.8
Non-trade receivables	—	13.2
Due from affiliates	15.7	25.1
Manufacturing credit receivable	156.6	81.5
Inventories	556.7	539.0
Derivative assets	3.3	4.2
Prepaid and other current assets	25.1	28.3
Total current assets	1,027.1	802.8
Property, plant and equipment - net	972.2	978.3
Manufacturing credit receivable - less current portion	63.8	70.4
Other assets	71.1	87.9
Total assets	$2,134.2	$1,939.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$207.4	$187.3
Non-trade payables	11.8	—
Accrued compensation and benefits	52.4	49.8
Due to affiliates	77.1	109.3
Accrued and other current liabilities	73.6	42.0
Derivative liabilities	37.5	4.4
Current maturities of long-term debt	139.3	70.9
Total current liabilities	599.1	463.7
Long-term debt	479.2	447.3
Long-term debt due to affiliates	—	10.0
Accrued benefits costs - less current portion	121.8	130.4
Other liabilities	102.7	92.6
Deferred taxes	70.1	71.2
Asset retirement obligations - less current portion	63.9	61.5
Total noncurrent liabilities	837.7	813.0
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 13)	—	—
Common stock (Note 13)	1.0	1.0
Additional paid-in capital	2,553.0	2,550.2
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(98.6)	(103.3)
Accumulated deficit	(1,627.3)	(1,667.2)
Total Century shareholders’ equity	741.8	694.4
Noncontrolling interests	(44.4)	(31.7)
Total equity	697.4	662.7
Total liabilities and equity	$2,134.2	$1,939.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.2	$280.3
Adjustments to reconcile Net income to net cash provided by operating activities:
Unrealized loss on derivative instruments	35.2	0.8
Depreciation, depletion and amortization	61.6	64.8
Share-based compensation	14.2	8.1
Loss on early extinguishment of debt	6.2	—
Change in deferred tax provision	(1.2)	1.7
Bargain purchase gain	—	(245.9)
Other non-cash items - net	6.0	(5.7)
Change in operating assets and liabilities:
Accounts receivable	(27.3)	(15.9)
Non-trade payables	12.6	7.1
Manufacturing credit receivable	(68.5)	(71.9)
Due from affiliates	9.4	8.3
Inventories	(16.6)	(67.5)
Prepaid and other current assets	3.7	9.6
Accounts payable, trade	34.8	40.1
Due to affiliates	(6.9)	6.6
Accrued and other current liabilities	0.6	(3.9)
Ravenswood retiree medical settlement	(2.0)	(2.0)
Other - net	(6.8)	2.2
Net cash provided by operating activities	82.2	16.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(65.1)	(69.1)
Proceeds for joint venture partner's share of co-tenancy assets	15.4	—
Proceeds from sale of assets	—	2.3
Net cash used in investing activities	(49.7)	(66.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2028	(250.0)	—
Early redemption premiums paid	(4.7)	—
Proceeds from issuance of Senior Notes due 2032	400.0	—
Payment of deferred financing fees	(6.3)	—
Borrowings under revolving credit facilities	712.8	409.4
Repayments under revolving credit facilities	(750.2)	(423.6)
Repayments under Iceland term facility	—	(1.2)
Borrowings under Grundartangi casthouse debt facility	—	25.0
Repayments under Grundartangi casthouse debt facility	(6.8)	(4.5)
Repayments under Vlissingen credit facility	(10.0)	—
Carbon credit proceeds	28.1	—
Carbon credit repayments	(28.3)	(10.0)
Net cash provided by (used in) financing activities	84.6	(4.9)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	117.1	(54.9)
Cash, cash equivalents and restricted cash, beginning of period	35.7	90.3
Cash, cash equivalents and restricted cash, end of period	$152.8	$35.4

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2025	2024
Supplemental Cash Flow Information:
Cash paid for:
Interest	$30.9	$22.1
Taxes, net of refunds	0.6	5.5
Non-cash investing activities:
Capital expenditures	2.7	3.0
Capitalized interest	—	3.4
Distribution of property, plant and equipment to NCI	3.1	16.1
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2025
Balance, June 30, 2025	49,514	$—	93,339,121	$1.0	$2,552.0	$(86.3)	$(100.1)	$(1,642.2)	$724.4	$(40.1)	$684.3
Net loss	—	—	—	—	—	—	—	14.9	14.9	(4.3)	10.6
Other comprehensive income	—	—	—	—	—	—	1.5	—	1.5	—	1.5
Share-based compensation	—	—	—	—	1.0	—	—	—	1.0	—	1.0
Conversion of preferred stock to common stock	(28)	—	2,848	—	—	—	—	—	—	—	—
Balance, September 30, 2025	49,486	$—	93,341,969	$1.0	$2,553.0	$(86.3)	$(98.6)	$(1,627.3)	$741.8	$(44.4)	$697.4

Three months ended September 30, 2024
Balance, June 30, 2024	52,238	$—	92,739,089	$1.0	$2,544.7	$(86.3)	$(98.1)	$(1,759.8)	$601.5	$(18.6)	$582.9
Net income (loss)	—	—	—	—	—	—	—	47.3	47.3	(5.0)	42.3
Other comprehensive income	—	—	—	—	—	—	1.7	—	1.7	—	1.7
Share-based compensation	—	—	17,549	—	1.6	—	—	—	1.6	—	1.6
Conversion of preferred stock to common stock	(421)	—	42,206	—	—	—	—	—	—	—	—
Balance, September 30, 2024	51,817	$—	92,798,844	$1.0	$2,546.3	$(86.3)	$(96.4)	$(1,712.5)	$652.1	$(23.6)	$628.5
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2025
Balance, December 31, 2024	49,715	$—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$(31.6)	$662.7
Net income (loss)	—	—	—	—	—	—	—	40.0	40.0	(12.8)	27.2
Other comprehensive income	—	—	—	—	—	—	4.7	—	4.7	—	4.7
Share-based compensation	—	—	30,486	—	2.8	—	—	—	2.8	—	2.8
Conversion of preferred stock to common stock	(229)	—	22,918	—	—	—	—	—	—	—	—
Balance, September 30, 2025	49,486	$—	93,341,969	$1.0	$2,553.0	$(86.3)	$(98.6)	$(1,627.3)	$741.8	$(44.4)	$697.4

Nine months ended September 30, 2024
Balance, December 31, 2023	52,284	—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$(11.5)	$344.1
Net income (loss)	—	—	—	—	—	—	—	291.6	291.6	(11.3)	280.3
Other comprehensive income	—	—	—	—	—	—	1.5	—	1.5	—	1.5
Share-based compensation	—	—	62,212	—	3.4	—	—	—	3.4	—	3.4
Conversion of preferred stock to common stock	(467)	—	46,768	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, September 30, 2024	51,817	$—	92,798,844	$1.0	$2,546.3	$(86.3)	$(96.4)	$(1,712.5)	$652.1	$(23.6)	$628.5
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Nine months ended September 30, 2025 and 2024
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Our consolidated financial statements include the consolidated results of the Jamalco joint venture ("Jamalco"), an unincorporated joint venture between Clarendon Alumina Production Limited ("CAP") and General Alumina Jamaica Limited ("GAJL"), an indirect, wholly-owned subsidiary of the Company through General Alumina Holdings Limited ("GAHL"). CAP's interest in the joint venture is reflected as noncontrolling interest on the accompanying Consolidated Balance Sheets. The acquisition of all the outstanding capital of GAHL was accounted for as a business combination under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB Accounting Standards Codification ("ASC"), resulting in the Company recognizing the assets and liabilities at fair value with the excess of fair value over the consideration paid to the seller presented as a bargain purchase gain of $245.9 million recognized within the Consolidated Statements of Operations for the nine months ended September 30, 2024.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements, but will require certain additional disclosures. The Company plans to adopt this guidance for its consolidated financial statements and related disclosures for the annual period ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We do not expect any

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
impact to the consolidated financial statements, but the standard will require certain additional disclosures. The Company plans to adopt this guidance for the annual period ending December 31, 2027.
2.    Related Party Transactions
The significant related party transactions occurring during the three and nine months ended September 30, 2025 and 2024 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of September 30, 2025, Glencore plc and its affiliates (together "Glencore") beneficially owned 42.9% of Century’s outstanding common stock (45.8% on a fully-diluted basis assuming the conversion of all of the Series A Convertible Preferred Stock) and all of our outstanding Series A Convertible Preferred Stock. See Note 13. Shareholders' Equity for a description of our outstanding Series A Convertible Preferred Stock. Century and Glencore enter into various transactions from time to time, such as the purchase and sale of primary aluminum, alumina and other raw materials; tolling agreements; forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended September 30, 2025 and 2024, we derived approximately 50.6% and 61.6%, respectively, of our consolidated net sales from Glencore. For the nine months ended September 30, 2025 and 2024, we derived approximately 56.3% and 61.0%, respectively, of our consolidated net sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the London Metal Exchange ("LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and nine months ended September 30, 2025, the Company recognized $34.8 million and $161.2 million, respectively, of revenue related to alumina sales to Glencore. For the three and nine months ended September 30, 2024, the Company recognized $31.5 million and $117.3 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three and nine months ended September 30, 2025 and 2024 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial Contracts with Glencore
From time to time, we enter into certain financial contracts with Glencore. See Note 10. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales to Glencore	$319.6	$332.1	$1,065.9	$971.3
Purchases from Glencore(1)	90.7	63.9	230.8	179.1
(1)Includes settlements of financial contract positions.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the “Vlissingen Credit Facility”). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Under the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans at either (i) a fixed interest rate equal to 8.75% per annum (the “Fixed Rate”), or (ii) a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00% (the “Variable Rate”). The Fixed Rate is only applicable to borrowings made on or before December 1, 2024, after which the Variable Rate shall apply to all borrowings under the Vlissingen Credit Facility. See Note 11. Debt for additional information. Borrowings under the Vlissingen Credit Facility are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.
Carbon Credit Repurchase Agreement
In September 2023, our wholly owned subsidiary Nordural Grundartangi ehf ("Grundartangi"), entered into a structured repurchase arrangement with Glencore and sold 390,000 European Union Allowances ("Carbon Credits") at a price of €82.18 per Carbon Credit, for an aggregate amount of €32.1 million (the "Original Carbon Credit Agreement"). Pursuant to the terms of the Original Carbon Credit Agreement, Grundartangi would repurchase the same number of Carbon Credits at a price of €83.72 per Carbon Credit, for an aggregate amount of €32.7 million. The Original Carbon Credit Agreement was amended in December 2023, March 2024, August 2024 and December 2024, in each case to extend the repurchase window and increase the repurchase price (collectively, the "Amended Carbon Credit Agreement"). The Amended Carbon Credit Agreement (i) settled 19,300 Carbon Credits, (ii) extended the repurchase window from December 2024 to August 2025 for the remaining 370,700 Carbon Credits and (iii) revised the repurchase price to €69.16 per Carbon Credit, for an aggregate amount of €25.6 million. In August 2025, all 370,700 Carbon Credits subject to the Amended Carbon Credit Agreement were settled in full.
In December 2023, Grundartangi also entered into a second structured repurchase agreement with Glencore pursuant to which it sold 40,000 Carbon Credits at a price of €69.30 per Carbon Credit and agreed to repurchase the same number of Carbon Credits at a price of €70.71 per Carbon Credit for an aggregate amount of €2.8 million (the "Second Carbon Credit Agreement"). In March 2024 and August 2024, the Second Carbon Credit Agreement was amended to (i) increase the number of Carbon Credits subject to the Second Carbon Agreement by 19,300 credits, (ii) extend the repurchase window from March 2024 to August 2024 with respect to all 59,300 Carbon Credits and (iii) revise the purchase price to €186.74 per Carbon Credit, for an aggregate amount of €11.1 million. In August 2024, all 59,300 Carbon Credits subject to the Second Carbon Credit Agreement were settled in full.
Due to the repurchase element of these transactions, the Company retains substantially all of the remaining benefits of the assets and has accounted for the transaction as a financing arrangement in accordance with Revenue from Contracts with Customers Topic of the FASB ASC.
3.    Revenue
We enter into contracts to sell mainly primary aluminum to our customers. Revenue is recognized when our performance obligations with our customers are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customers which is generally upon shipment or delivery to customer directed locations. For aluminum, the amount of consideration we receive, thus the revenue we recognize, is a function of volume delivered, market price of primary aluminum, which is based on the LME, plus regional premiums and any value-added product premiums. For alumina, consideration is based on the alumina pricing index, plus Atlantic differential.
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
Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $41.4 million and $41.2 million, as of September 30, 2025 and December 31, 2024, respectively.
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three and nine months ended September 30, 2025 and 2024.

Net Sales	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Aluminum	$573.5	$489.6	$1,677.9	$1,393.9
Alumina	58.7	49.5	216.3	195.5
Total	$632.2	$539.1	$1,894.2	$1,589.4
Our net sales are attributed to geographic area based on the location of the selling entity. Included in the consolidated financial statements are the following amounts related to geographic locations:

Net Sales(1)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$435.8	$336.3	$1,241.4	$1,011.2
Iceland	196.4	202.8	652.8	578.2
Total Net sales	$632.2	$539.1	$1,894.2	$1,589.4
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
4.    Income Taxes
For the three months ended September 30, 2025 and 2024, we recorded an income tax benefit of $1.1 million and an income tax expense of $2.0 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded an income tax benefit of $0.8 million and an income tax expense of $3.0 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
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
As of September 30, 2025, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance.
Section 45X of the Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations on the production tax credit requirements under Internal Revenue Code Section 45X (the "IRA Regulations"). The IRA Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three months ended September 30, 2025 and 2024, the Company recognized a reduction of $24.7 million and $47.3 million in Cost of goods sold and a reduction of $0.7 million and $0.8 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations. For the nine months ended September 30, 2025 and 2024, the Company recognized a

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
reduction of $66.5 million and $69.9 million in Cost of goods sold and a reduction of $2.0 million and $2.0 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations.
President Trump signed Public Law No: 119-21, the One Big Beautiful Bill Act (the "Act") into law on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Act removed the exemption for critical minerals related to the phase out of the advanced manufacturing production tax credit under Internal Revenue Code Section 45X of the Inflation Reduction Act of 2022 and final regulations issued in October of 2024. Under the Act, beginning in 2031, the amount of the tax credit will be reduced by 25% each year and reduced to 0% in 2034. Additionally, the Act made changes to, but not limited to, permanently extending bonus depreciation that permits full expensing of qualified property, and changes to limitations on the deductibility of interest expense. The Act did not have a material impact on our financial results for the three and nine months ended September 30, 2025. We will continue to evaluate the effects of the Act on our results as further guidance is issued.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table shows the basic and diluted earnings per share:

	For the three months ended September 30,
	2025			2024
	Net Income (Loss)	Shares (in millions)	$ Per Share	Net Income (Loss)	Shares (in millions)	$ Per Share
Net income attributable to Century stockholders	$14.9			$47.3
Less: net income allocated to participating securities	0.8			2.5
Basic EPS:
Net income allocated to common stockholders	$14.1	93.3	$0.15	$44.8	92.8	$0.48
Effect of Dilutive Securities(1):
Share-based compensation	—	1.3		—	1.0
Convertible senior notes	0.7	4.6		0.7	4.6
Diluted EPS:
Net income allocated to common stockholders	$14.8	99.2	$0.15	$45.5	98.4	$0.46

	For the nine months ended September 30,
	2025			2024
	Net Income (Loss)	Shares (in millions)	$ Per Share	Net Income (Loss)	Shares (in millions)	$ Per Share
Net income attributable to Century stockholders	$40.0			$291.6
Less: net income allocated to participating securities	2.0			15.5
Basic EPS:
Net income allocated to common stockholders	$38.0	93.3	$0.41	$276.1	92.7	$2.98
Effect of Dilutive Securities(1):
Share-based compensation	—	1.3		1.2	1.5
Convertible senior notes	—	—		2.7	4.6
Diluted EPS:
Net income allocated to common stockholders	$38.0	94.6	$0.40	$280.0	98.8	$2.83

Securities excluded from the calculation of diluted EPS (in millions)(1):	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Share-based compensation	0.7	0.5	0.7	—
Convertible preferred shares	5.0	5.2	5.0	5.2
Convertible notes	—	—	4.6	—
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
6.    Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	September 30, 2025	December 31, 2024
Defined benefit plan liabilities	$(102.1)	$(107.0)
Unrealized gain on financial instruments	1.2	1.4
Other comprehensive loss before income tax effect	(100.9)	(105.6)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(98.6)	$(103.3)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2025	December 31, 2024
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.3)	(0.3)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, June 30, 2025	$(101.3)	$1.2	$(100.1)
Net amount reclassified to net income (loss)	1.5	—	1.5
Balance, September 30, 2025	$(99.8)	$1.2	$(98.6)

Balance, June 30, 2024	$(99.5)	$1.4	$(98.1)
Net amount reclassified to net income (loss)	1.7	—	1.7
Balance, September 30, 2024	$(97.8)	$1.4	$(96.4)

Balance, December 31, 2024	$(104.6)	$1.3	$(103.3)
Net amount reclassified to net income (loss)	4.8	(0.1)	4.7
Balance, September 30, 2025	$(99.8)	$1.2	$(98.6)

Balance, December 31, 2023	$(99.4)	$1.5	$(97.9)
Other comprehensive loss before reclassifications	(3.4)	—	(3.4)
Net amount reclassified to net income (loss)	5.0	(0.1)	4.9
Balance, September 30, 2024	$(97.8)	$1.4	$(96.4)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2025	2024	2025	2024
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.6	$0.7	$2.2	$2.3
	Selling, general and administrative expenses	0.1	0.2	0.4	0.5
	Other operating expense - net	0.8	0.8	2.2	2.2
	Income tax effect	—	—	—	—
	Net of tax	$1.5	$1.7	$4.8	$5.0

Unrealized gain on financial instruments	Cost of goods sold	$—	$—	$(0.1)	$(0.1)
	Income tax effect	—	—	—	—
	Net of tax	$—	$—	$(0.1)	$(0.1)
7.    Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$0.6	$0.7	$1.9	$2.0
Interest cost	3.8	3.4	10.6	10.1
Expected return on plan assets	(3.3)	(3.9)	(11.2)	(11.8)
Amortization of prior service benefit	0.1	0.1	0.2	0.2
Amortization of net loss	0.9	1.4	3.8	4.4
Net periodic benefit cost	$2.1	$1.7	$5.3	$4.9

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.2	1.0	3.1	2.9
Amortization of prior service cost	—	—	—	(0.1)
Amortization of net loss	0.4	0.2	0.7	0.5
Net periodic benefit cost	$1.6	$1.2	$3.9	$3.4

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
8.    Inventories
Inventories consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$170.4	$180.8
Work-in-process	51.3	52.1
Finished goods	60.6	74.6
Operating and other supplies	274.4	231.5
Total inventories	$556.7	$539.0
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.
9.    Fair Value Measurements
We measure and classify certain of our assets and liabilities at fair value in accordance with the hierarchy as defined by the Fair Value Measurment Topic of the FASB ASC. The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:
•Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that we can access at the measurement date.
•Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$124.8	$—	$—	$124.8
Trust assets(1)	0.6	—	—	0.6
Derivative instruments	—	5.2	—	5.2
TOTAL	$125.4	$5.2	$—	$130.6
LIABILITIES:
Derivative instruments	$—	$41.5	$—	$41.5
TOTAL	$—	$41.5	$—	$41.5

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
During the three and nine months ended September 30, 2025 and 2024, there were no Level 3 assets and liabilities measured at fair value on a recurring basis.
10.    Derivatives
As of September 30, 2025, we had an open position of 49,800 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2026. We also had an open position of 83,400 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2027. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of September 30, 2025, we had 272 tonnes open fixed for floating swaps. These contracts are expected to settle monthly through November 2025.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure ("HFO price swaps"). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of September 30, 2025, we had an open position of 280,000 barrels. The HFO price swaps are expected to settle monthly through September 2026.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of September 30, 2025, we had an open position of 913,680 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2026.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of September 30, 2025 and December 31, 2024, the Company had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of September 30, 2025 and December 31, 2024, respectively:

	Asset Fair Value
	September 30, 2025	December 31, 2024
Commodity contracts(1)	$5.2	$4.5

	Liability Fair Value
	September 30, 2025	December 31, 2024
Commodity contracts(1)	$41.5	$4.4
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indiana Hub power price swaps, fixed for floating swaps, and HFO price swaps. At September 30, 2025, and December 31, 2024, there were no commodity contracts with Glencore.
The following table summarizes the net loss on forward and derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Commodity contracts(1)	$(30.2)	$(4.0)	$(51.2)	$(0.5)
Foreign exchange contracts	—	—	—	(0.1)
Total	$(30.2)	$(4.0)	$(51.2)	$(0.6)
(1)For the three and nine months ended September 30, 2025, there were no forward and derivative contracts with Glencore. For the three and nine months ended September 30, 2024, $1.2 million of the net loss and a $3.7 million gain within the net loss, respectively, was with Glencore.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
11.    Debt

	September 30, 2025	December 31, 2024
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	—	20.0
Iceland Revolving Credit Facility(3)	16.5	34.0
Grundartangi Casthouse Facility, net of financing fees of $1.5 million at September 30, 2025(4)	115.0	9.0
Debt classified as non-current liabilities:
Grundartangi Casthouse Facility(4)	—	114.2
Vlissingen Credit Facility(5)	—	10.0
7.5% senior secured notes due April 1, 2028	—	248.1
2.75% convertible senior notes due May 1, 2028, net of financing fees of $0.9 million at September 30, 2025, interest payable semiannually	85.4	85.1
6.875% senior secured notes due August 1, 2032, net of financing fees of $6.1 million at September 30, 2025, interest payable semiannually	393.8	—
Total	$618.5	$528.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at September 30, 2025 was 3.02%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2025 was 7.75%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2025 was 7.66%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2025 was 7.89%.
(5)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2025 was 7.83%.
6.875% Senior Secured Notes due 2032
In July 2025, we issued $400.0 million in aggregate principal amount of 6.875% of senior secured notes due August 1, 2032 (the "2032 Notes"). We received proceeds of $393.7 million after payment of certain financing fees and related expenses. The 2032 Notes bear interest semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026, at a rate of 6.875% in cash. The 2032 Notes are senior secured obligations of Century, ranking equally in right of payment with all of the Company’s existing and future senior indebtedness, effectively senior to all of the Company’s unsecured indebtedness to the extent of the value of the collateral and senior to all of the Company’s existing and future subordinated indebtedness.
As of September 30, 2025, the total estimated fair value of the 2032 Notes was $415.6 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
7.5% Senior Secured Notes due 2028
On July 22, 2025, we determined that all conditions precedent to the redemption (the “Redemption”) of our 2028 Notes pursuant to its Conditional Notice of Full Redemption issued on July 21, 2025 had been satisfied. Accordingly, the 2028 Notes were redeemed on August 5, 2025, at an aggregate redemption price of $261.1 million, consisting of 101.875% of the principal due and payable on the 2028 Notes plus accrued and unpaid interest to but excluding the August 5, 2025, redemption date. In connection with the Redemption, effective July 22, 2025, the Company satisfied and discharged all its obligations under and in accordance with the terms of the indenture governing the 2028 Notes.
Based on the characteristics of the 2028 Notes and the 2032 Notes that were issued, the redemption of the 2028 Notes were accounted for as an extinguishment. Accordingly, we have recorded a $6.2 million loss on early extinguishment of debt, consisting of early redemption premiums of $4.7 million and a write-off of deferred financing costs associated with the 2028 Notes of $1.5 million.
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
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of September 30, 2025, the conversion rate remains unchanged.
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
As of September 30, 2025, the if-converted value of the Convertible Notes exceeded the outstanding principal amount by $48.9 million.
As of September 30, 2025, the total estimated fair value of the Convertible Notes was $140.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
U.S. Revolving Credit Facility
We and certain of our direct and indirect domestic subsidiaries have a senior secured revolving credit facility with a syndicate of lenders (as amended from time to time, the "U.S. revolving credit facility"). On June 14, 2022 we amended our U.S. revolving credit facility, increasing our borrowing capacity to $250.0 million in the aggregate, including up to $150.0 million under a letter of credit sub-facility. On July 22, 2025, we further amended the U.S. revolving credit facility to, among other items, extend the maturity date of the facility to July 22, 2030 and revise the calculation of Term SOFR Adjustment to 0.10% per annum for all interest periods.
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At September 30, 2025, there were no outstanding borrowings and $49.5 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	September 30, 2025
Credit facility maximum amount	$250.0
Borrowing availability	212.8
Outstanding letters of credit issued	49.5
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	163.3
Iceland Revolving Credit Facility
Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., dated November 2013, as amended (the "Iceland revolving credit facility"), which originally provided for borrowings of up to $50.0 million in the aggregate. On February 4, 2022, we amended the Iceland revolving credit facility and increased the facility amount to $80.0 million. On September 28, 2022, we further amended the Iceland revolving credit facility and increased the facility amount to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At September 30, 2025, there were $16.5 million outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility matures in December 2026.

Status of our Iceland revolving credit facility:	September 30, 2025
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	16.5
Borrowing availability, net of borrowings	83.5
Grundartangi Casthouse Facility
On November 2, 2021, in connection with the casthouse project at Grundartangi, we entered into an eight-year Term Facility Agreement with Arion Bank hf, to provide for borrowings up to $130.0 million (the "Casthouse Facility"). Under the Casthouse Facility, repayments of principal amounts will be made in equal quarterly installments equal to 1.739% of the principal amount, the first payment occurring in July 2024, with the remaining 60% of the principal amount to be paid no later than the termination date in December 2029. As of September 30, 2025, there were $115.0 million in outstanding borrowings under the Casthouse Facility, which was classified as a current liability as we repaid all outstanding borrowings under the Casthouse Facility on October 27, 2025.
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a $90.0 million Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans at either (i) a fixed interest rate equal to 8.75% per annum (the "Fixed Rate"), or (ii) a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00% (the "Variable Rate"). The Fixed Rate is only applicable to borrowings made on or before December 1, 2024, after which the Variable Rate shall apply to all borrowings under the Vlissingen Credit Facility. On August 1, 2025, we repaid all outstanding borrowings under the Vlissingen Credit Facility.
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
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2025, we had issued surety bonds totaling $6.6 million.
Covenant Compliance
As of September 30, 2025, we and our subsidiaries were in compliance with financial covenants or maintained availability above applicable covenant triggers.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of September 30, 2025, $1.9 million was recorded in Accrued and other current liabilities.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation (the "PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. In October 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over the next four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of September 30, 2025, we have made all contributions under the Amended PBGC Settlement Agreement.

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
Mt. Holly
Century Aluminum of South Carolina ("CASC") has a power supply agreement with Santee Cooper that has an effective term through December 2031. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract provides sufficient energy to allow Mt. Holly to operate at full production capacity.
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
Approximately 87% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2030.
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
Approximately 37% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees is effective through April 1, 2026. Upon announcement of the curtailment, Hawesville and the USW local union entered into effects bargaining. An agreement was reached on July 19, 2022, covering the curtailment period. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2028. Mt. Holly employees are not represented by a labor union.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Contingent obligation
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of September 30, 2025, the principal and accrued interest for the contingent obligation was $33.4 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 10.94%. As of September 30, 2025, based on the curtailment of Hawesville's operations, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
13.    Shareholders' Equity
Common Stock
As of September 30, 2025 and December 31, 2024, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 100,528,490 shares were issued and 93,341,969 shares were outstanding at September 30, 2025, and 100,475,086 were issued and 93,288,565 shares were outstanding at December 31, 2024.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of September 30, 2025 and December 31, 2024, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. At September 30, 2025 and December 31, 2024, 49,486 and 49,715 shares of Series A Convertible Preferred Stock were outstanding, respectively. Glencore holds all of the issued and outstanding Series A Convertible Preferred Stock.
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
Through September 30, 2025 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of September 30, 2025.
14.    Business Segments
The Company is a producer of primary aluminum and alumina. The Company has organized itself, including management personnel and systems, financial processes, operational execution, governance and risk oversight, regulatory compliance, and every other aspect of the Company’s operations, to assess and manage the business on a holistic basis, from mine to metal, which tracks the upstream manufacturing process for aluminum. To better reflect this operational and organizational approach, and to further enhance the reporting of its financial and operating results, beginning with the quarter ended March 31, 2025, the Company’s Chief Executive Officer and Chief Operating Decision Maker ("CODM") regularly receives and reviews financial information at the consolidated level to evaluate business performance and make operating decisions. The CODM uses the U.S. GAAP measure of consolidated Net Income to develop forecasting, t evaluate the Company’s overall profitability and financial performance and to make key operating decisions, such as the allocation of resources.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents information about the Company's single segment for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$632.2	$539.1	$1,894.2	$1,589.4
Segment Cost of goods sold(1),(2)	(557.6)	(480.9)	(1,723.2)	(1,482.4)
IRA Credit(1),(3)	24.7	47.4	66.5	70.0
Lower of cost or NRV inventory adjustment(1),(4)	(0.7)	—	1.2	7.3
Property and equipment expense(1),(5)	(21.3)	(23.8)	(64.6)	(65.6)
Selling, general and administrative expenses	(17.9)	(15.6)	(44.4)	(42.0)
Other operating expenses - net	(1.1)	(2.4)	(4.6)	(4.6)
Interest expense - nonaffiliates	(11.5)	(10.1)	(31.3)	(26.3)
Interest expense - affiliates	(1.5)	(1.8)	(5.2)	(5.1)
Interest income	2.8	0.4	6.5	1.7
Net loss on forward and derivative contracts - nonaffiliates	(30.2)	(2.8)	(51.2)	(4.3)
Net (loss) gain on forward and derivative contracts - affiliates	—	(1.2)	—	3.7
Loss on early extinguishment of debt	(6.2)	—	(6.2)	—
Bargain purchase gain	—	—	—	245.9
Other loss - net	(2.2)	(4.0)	(11.3)	(4.4)
Income tax benefit (expense)	1.1	(2.0)	0.8	(3.0)
Net income	$10.6	$42.3	$27.2	$280.3
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
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$17.8	$17.4
Accounts receivable - net	0.5	1.1
Non-trade receivables	—	13.1
Due from affiliates	—	75.1
Inventories	100.9	109.8
Prepaid and other current assets	8.7	2.0
Total current assets	127.9	218.5
Property, plant and equipment - net	59.9	232.1
Other assets	11.3	23.1
TOTAL	$199.1	$473.7
LIABILITIES
LIABILITIES:
Accounts payable, trade	$41.9	$39.1
Accrued compensation and benefits	7.3	8.5
Due to affiliates	13.6	49.6
Accrued and other current liabilities	2.5	7.2
Total current liabilities	65.3	104.4
Accrued benefits costs - less current portion	—	17.7
Other liabilities	62.4	66.7
Asset retirement obligations - less current portion	11.1	35.0
Total noncurrent liabilities	73.5	119.4
TOTAL	$138.8	$223.8
16. Subsequent Events
Repayment of Grundartangi Casthouse Facility
On October 27, 2025, we repaid all $116.4 million in outstanding borrowings and $1.9 million in interest under the Grundartangi Casthouse Facility.

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
•Any future impact of the equipment failure at Grundartangi and related events on our financial and operating performance, including our expectations as to timing for bringing the facility to 100% capacity with respect to insurance coverage relating thereto;
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
Overview
We are a global producer of primary aluminum and alumina with production facilities in the United States, Iceland and Jamaica. Our primary aluminum smelters are concentrated in the U.S. and Iceland, while in Jamaica we maintain a 55% joint venture interest in the Jamalco alumina refinery, from which we off-take a proportionate amount of alumina production. The majority of our Jamalco off-take is consumed internally at our primary aluminum smelters in a vertical integration model. We also own a carbon anode production facility located in the Netherlands ("Vlissingen"). Carbon anodes are consumed in the production of primary aluminum. Vlissingen supplies carbon anodes to our aluminum smelter in Iceland. Each of our aluminum smelters in the United States produces anodes at on-site facilities.
The key determinants of our results of operations and cash flows from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, labor and other controllable costs, which in aggregate represent more than 87% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
Grundartangi Equipment Failure
In October 2025, our Grundartangi smelter was forced to temporarily idle production on one of its two potlines due to an electrical equipment failure. As a result, production at the smelter has been temporarily reduced by approximately two-thirds. Grundartangi’s other potline remains unaffected and in full production. We expect that losses arising from this event, less applicable deductibles, will be covered under our insurance policies. We currently estimate that it will take 11 to 12 months to begin resumption of production of the idled potline.
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
In February 2025, President Trump issued a new Presidential Proclamation directing the tariff rate on imported primary aluminum to be increased from 10% to 25% and for all existing country exemptions or product exclusion to be ended, in each case effective March 12, 2025. Then, in May 2025, President Trump again increased tariffs on primary aluminum from 25% to 50%, effective June 4, 2025. Since the implementation of these changes to the Section 232 tariff program, the Midwest Premium has increased, which has had a material positive impact on our financial position and results of operations.
U.S. Department of Energy Award
On January 10, 2025, the Company entered into a Cooperative Agreement with the U.S. Department of Energy's ("DOE") Office of Clean Energy Demonstrations for up to $500 million in Bipartisan Infrastructure Law and Inflation Reduction Act funding to build a new aluminum smelter as part of the Industrial Demonstrations Program. With the help of this funding, we plan to build the first new U.S. primary aluminum smelter in 45 years at a site within the Ohio/Mississippi River Basins. Since that time, the issuance of certain Executive Orders, including the Unleashing American Energy Executive Order on January 20, 2025, has required an immediate pause in the disbursement of funds appropriated through the Inflation Reduction Act pending an ongoing review period. The Company is currently evaluating this Executive Order and other related memoranda to determine what, if any, impact they might have on our previously announced DOE funding.
Section 45X of the Inflation Reduction Act
On October 24, 2024, the U.S. Treasury Department and the Internal Revenue Service issued final regulations implementing Section 45X of the Inflation Reduction Act (the "IRA"), which provide guidance on rules taxpayers must satisfy to qualify for the advanced manufacturing production tax credit provided by the IRA. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the final regulations, we have recognized a receivable and corresponding offset to cost of goods sold and selling, general and administrative expenses. Any changes to the final regulations could result in a subsequent adjustment to the estimated credit as of September 30, 2025.
President Trump signed Public Law No: 119-21, the One Big Beautiful Bill Act (the "Act") into law on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Act removed the exemption for critical minerals related to the phase out of the advanced manufacturing production tax credit under Internal Revenue Code Section 45X of the Inflation Reduction Act of 2022 and final regulations issued in October of 2024. Under the Act, beginning in 2031, the amount of the tax credit will be reduced by 25% each year and reduced to 0% in 2034. Additionally, the Act made changes to, but not limited to, permanently extending bonus depreciation that permits full expensing of qualified property, and changes to limitations on the deductibility of interest expense. The Act did not have a material impact on our financial results for the three and nine months ended September 30, 2025. We will continue to evaluate the effects of the Act on our results as further guidance is issued.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc. ("CAJH"), completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited ("GAHL"), the holder of a 55% interest in Jamalco, an unincorporated joint venture with the Government of Jamaica through its controlled entity Clarendon Alumina Production Limited ("CAP"). Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited ("GAJL"), is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes. We recognized a bargain purchase gain of $245.9 million in connection to the acquisition within the Consolidated Statements of Operations for the nine months ended September 30, 2024.
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

We saw an increase in the pricing of aluminum through the third quarter of 2025 attributable to increases in the LME, MWP and EDPP. The average MWP continued to increase due to the additional increase in Section 232 tariff rate for imported primary aluminum from 25% to 50% effective June 4, 2025. The MWP prices have recently been at historically high levels and may change rapidly based on factors beyond our control, including changes in tariff policies, changes in supply in the U.S market, and other factors. The following table summarizes the average price for primary aluminum per tonne for the three months ended September 30, 2025 and June 30, 2025 and for the nine months ended September 30, 2025 and 2024.

	Three months ended		Nine months ended
($ per tonne)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Average LME	$2,617	$2,447	$2,564	$2,383
Average MWP	1,567	993	1,094	411
Average EDPP	213	195	232	341
Results of Operations
The following discussion for the three and nine months ended September 30, 2025 reflects no change in production capacities.
Our net sales are impacted primarily by the LME price for aluminum, regional and value-added premiums, and the volume and product mix of aluminum we ship during the period. In general, our results reflect the LME and regional premium pricing on an approximately one to three month lag basis reflecting contractual terms with our customers.
Electrical power, alumina, carbon products, labor, and other controllable costs are the principal components of our cost of goods sold. Power costs can be volatile as a result of a number of factors beyond our control. See "Item 1A. Risk Factors — Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2024. Power costs at our Sebree plant are impacted by capacity demand charges, which are determined based on available power generating capacity in MISO, from which we purchase energy. The price of such capacity is set by auction annually in the spring. Our capacity demand costs for power were approximately $3.1 million for the twelve months ending May 31, 2025, in addition to the market price of power used. We anticipate the capacity demand power costs resulting from the spring 2025 auction for the twelve months ending May 31, 2026 to be approximately $6.2 million.
In 2025, energy prices in the US and Europe have been slightly elevated due to increases in energy demand in both markets. European energy markets impact our Vlissingen facility in the Netherlands, which utilizes natural gas to produce anodes used in our Grundartangi operations. The energy market in Europe has historically been dependent upon imported natural gas from Russia, and the significant reduction in Russian gas supply to Europe has resulted in increased uncertainty with respect to the price and availability of natural gas. Adverse changes to European natural gas prices or availability could adversely affect operations at Vlissingen, and in turn operations at Grundartangi, if we are not able to source an alternative supply of anodes.
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

	Quarter ended		Nine months ended
	Sequential		Year-to-date
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net sales
Related parties	$319.6	$367.6	$1,065.9	$971.3
Other customers	312.6	260.5	828.3	618.1
Total net sales	632.2	628.1	1,894.2	1,589.4
Gross profit	77.3	36.2	174.1	118.7
Selling, general and administrative expenses	17.9	14.0	44.4	42.0
Net loss on forward and derivative contracts - nonaffiliates	(30.2)	(15.6)	(51.2)	(4.3)
Net gain on forward and derivative contracts - affiliates	—	—	—	3.7
Loss on early extinguishment of debt	(6.2)	—	(6.2)	—
Bargain purchase gain	—	—	—	245.9
Income tax benefit (expense)	1.1	1.3	0.8	(3.0)
Net income	10.6	(9.1)	27.2	280.3
Net loss attributable to noncontrolling interests	(4.3)	(4.5)	(12.8)	(11.3)
Net income attributable to Century stockholders	14.9	(4.6)	40.0	291.6

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2025
3rd Quarter	90,703	$367.6	71,739	$196.3	162,442	$563.9
2nd Quarter	94,519	$324.4	81,222	$233.7	175,741	$558.1
1st Quarter	94,601	$306.6	74,071	$217.3	168,672	$523.9

2024
3rd Quarter	97,173	$282.6	71,582	$202.8	168,755	$485.4
2nd Quarter	93,805	$266.5	74,103	$185.8	167,908	$452.3
1st Quarter	97,602	258.1	77,025	189.5	174,627	$447.6
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales
Net sales increased by $4.1 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, primarily driven by an increase in realized regional price premiums of $52.0 million attributable to increases in the Midwest Premium, partially offset by unfavorable volume and sales mix of $42.6 million and a reduction in third-party alumina sales of $0.8 million.
Net sales increased by $304.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by favorable realized LME and regional price premiums of $267.7 million, an increase in third-party alumina sales of $20.8 million and favorable volume and sales mix of $17.3 million.

Gross profit
Gross profit increased by $41.1 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, primarily attributable to favorable realized regional price premiums of $52.0 million driven by increases in the Midwest Premium and favorable raw material price realization of $16.0 million, partially offset by unfavorable volume and sales mix of $9.0 million, unfavorable power price realization of $8.7 million and unfavorable other costs of $3.7 million including increased maintenance and supply costs and labor costs associated with the Mt. Holly restart project.
Gross profit increased by $55.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to favorable metal price realization of $267.7 million, partially offset by unfavorable raw material price realization of $71.8 million, higher power price realization of $67.4 million, higher other costs of $63.4 million including labor costs associated with higher headcounts, increased maintenance costs for non-recurring engineering projects, labor expenses associated with the Mt. Holly restart project and ramp up expenses related to the completed Grundartangi casthouse.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $3.9 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, primarily driven by increased share-based compensation costs attributable higher share price, partially offset by reduced professional services.
Selling, general and administrative expenses increased by $2.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by increased share-based compensation costs attributable to higher share price, partially offset by reduced professional services.
Net loss on forward and derivative contracts - nonaffiliates
Net loss on forward and derivative contracts - nonaffiliates increased by $14.6 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025. The difference was primarily driven by fluctuations in the forward prices related to LME hedges.
Net loss on forward and derivative contracts - nonaffiliates increased by $46.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The difference was primarily driven by increase in volume of and fluctuations in the forward prices related to MWP hedges.
Net gain on forward and derivative contracts - affiliates
Net gain on forward and derivative contracts - affiliates was zero for the three months ended September 30, 2025 and June 30, 2025, as there were no related party contracts executed during either period. We realized a net gain of $3.7 million for the nine months ended September 30, 2024, primarily driven by unrealized gains on LME hedges.
Loss on early extinguishment of debt
Loss on early extinguishment of debt was $6.2 million for the three and nine months ended September 30, 2025 due to the redemption of our Senior Secured Notes due 2028 (the "2028 Notes"). There was no loss on extinguishment of debt in 2024.
Bargain purchase gain
We finalized the purchase accounting as of March 31, 2024 related to the acquisition of General Alumina Holdings Limited and subsidiaries, which was acquired on May 2, 2023. We recognized a bargain purchase gain of $245.9 million for the nine months ended September 30, 2024.
Income tax benefit (expense)
Income tax benefit decreased by $0.2 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, primarily driven by changes in the jurisdictional mix of earnings on a quarter-over-quarter basis.
Income tax benefit was to $0.8 million for the nine months ended September 30, 2025, compared to an expense of $3.0 million for the nine months ended September 30, 2024. The change from expense to benefit was primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 4. Income Taxes to the consolidated financial statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of September 30, 2025, we had cash and cash equivalents of approximately $151.4 million and unused availability under our credit facilities of $336.8 million, after consideration of our outstanding borrowings and letters of credit. Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $488.2 million as of September 30, 2025. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
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
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of September 30, 2025, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
On July 22, 2025, we completed the issuance of $400 million of Senior Secured Notes due 2032 (the "2032 Notes"). We also amended our U.S. Credit Facility to, among other things, extend the maturity date to July 22, 2030. With proceeds of the 2032 Notes, we redeemed the 2028 Notes at a redemption price of 101.875% for a total redemption price, including accrued and unpaid interest, of approximately $261.1 million. We applied the remaining net proceeds from the 2032 Notes offering to pay down our existing credit facilities including the repayment of all $116.4 million in outstanding borrowings and $1.9 million in interest under the Grundartangi Casthouse Facility, which was repaid on October 27, 2025.
See Note 11. Debt and Note 16. Subsequent Events to the consolidated financial statements included herein for additional information on our debt.
Available Cash
Our available cash and cash equivalents balance at September 30, 2025 was $151.4 million compared to $32.9 million at December 31, 2024.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine months ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$82.2	$16.8
Net cash used in investing activities	(49.7)	(66.8)
Net cash provided by (used in) financing activities	84.6	(4.9)
Change in cash, cash equivalents and restricted cash	$117.1	$(54.9)
The increase in net cash provided by operating activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to changes in inventories attributable to higher inventory build in the prior period related to the completed Grundartangi casthouse, partially offset by higher raw material costs for alumina in the first half of the current period. This is offset by increased accounts receivable associated with higher realized prices of outstanding receipts from sales of aluminum.
The decrease in net cash used in investing activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to higher proceeds from our joint venture partner to fund the construction of co-tenancy assets.
The change in net cash provided by financing activities during the nine months ended September 30, 2025 compared to net cash used in financing activities in the nine months ended September 30, 2024 was primarily due to proceeds from the issuance of the 2032 Notes and net proceeds from the sale of carbon credits, partially offset by the early redemption of the 2028 Notes, net repayments on our revolving credit facilities and repayment on our Vlissingen Credit Facility.
Share Repurchase Program
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the three months ended September 30, 2025 or during the years ended 2024, 2023, and 2022. As of September 30, 2025, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital expenditures paid for the nine months ended September 30, 2025 were $65.1 million. We estimate our total capital spending in 2025 will be approximately $70 to $80 million, related to our ongoing investment and sustainability projects at our plants. This amount includes $33 million representing investments in our Jamalco facility.
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
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of September 30, 2025, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	September 30, 2025	December 31, 2024
Current assets	$674.5	$414.0
Non-current assets	717.3	698.4
Current liabilities	271.1	247.1
Non-current liabilities	641.2	490.4

Nine months ended September 30, 2025
Net sales	$1,531.2
Gross profit	198.1
Income before income taxes	98.0
Net income	40.0
As of September 30, 2025 and December 31, 2024, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $58.2 million and $40.4 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $380.1 million and $358.1 million, respectively.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See "Quantitative and Qualitative Disclosures of Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As of September 30, 2025, there have been no material changes in this information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2025.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). As reported in our Form 10-K for the fiscal year ended December 31, 2024, we did not maintain effective internal control over financial reporting as of December 31, 2024 as a result of material weaknesses in general information technology controls and business process controls at Jamalco. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2024 Form 10-K for a description of our material weaknesses.
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated as of September 30, 2025. Management is committed to maintaining a strong internal control environment. Management has begun to implement measures designed to ensure that previously identified control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions for general information technology controls include: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate and monitor system changes and (iii) providing training associated with control design and execution.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at September 30, 2025, refer to Note 12. Commitments and Contingencies to the consolidated financial statements included herein.
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 20, 2025, the Company’s President, Chief Executive Officer and Director, Jesse E. Gary, adopted a pre-arranged trading plan intended to satisfy the conditions of Rule 10b5-1(c)(1) under the Exchange Act (the “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of an aggregate of up to 300,000 shares of the Company’s common stock. The first date that sales of any shares are permitted to be sold under the 10b5-1 Plan is January 2026, and subsequent sales may occur from time to time until the 10b5-1 Plan’s expiration on January 2027, or earlier if all transactions are completed prior to such date or otherwise terminated.
Other than as described above, no other director or “officer” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K) during the three months ended September 30, 2025.

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

Century Aluminum Company

Date:	November 6, 2025	By:	/s/ PETER TRPKOVSKI
Peter Trpkovski
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 6, 2025	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Senior Vice President, Chief Information Officer and Chief Accounting Officer (Principal Accounting Officer)