Form 10-K
period 2025-12-31
CENTURY ALUMINUM CO
filed 2026-03-03
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
 OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 Commission File Number 001-34474
CENTURY ALUMINUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-3070826
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One South Wacker Drive, Suite 1000	60606
Chicago, Illinois	(Zip Code)
(Address of principal executive offices)
 Registrant’s telephone number, including area code:  (312) 696-3101
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CENX	NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2025, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $946,000,000. As of February 24, 2026, 98,974,047 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference:
All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2026 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

EXPLANATORY NOTE

Century Aluminum Company is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023 (the “Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2025, as well as restatements of the following previously filed periods: (i) our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”) and (ii) our unaudited consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025 (collectively, the “2025 Quarterly Reports” and together with the 2024 10-K, the “Prior Reports” and all financial statements included in the Prior Reports, collectively the “Affected Financial Statements”).

Background and Effects of the Restatement
As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) filed on March 2, 2026, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), acting on the recommendation of management, and after discussion with Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, concluded that the Affected Financial Statements should likewise no longer be relied upon.

The need for restatement was identified in connection with comments received from the Staff of the Securities and Exchange Commission (“Commission”) and upon a review and assessment by management and our Audit Committee. The restatements of the Affected Financial Statements contained herein reflect a change related to the consolidation of the Company's Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The change in consolidation method did not have any impact on our net income attributable to Century stockholders for the periods to be restated.
Internal Control Considerations
For a description of the material weakness in internal control over financial reporting and actions to be taken to address the material weakness, see Item 9A, "Controls and Procedures" of this Form 10-K. In addition, Deloitte has issued an adverse opinion on its report on the Company's internal control over financial reporting.

Items Restated in this Comprehensive Form 10-K
This Comprehensive Form 10-K reflects changes to the Affected Financial Statements. The restatement of the consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 is disclosed in Note 22. Restatement of Previously Issued Financial Statements to the consolidated financial statements. The restatement of the consolidated financial statements in the 2025 Quarterly Reports are disclosed in Note 23. Quarterly Financial Data (Unaudited and Restated) to the consolidated financial statements.

Other sections impacted by the restatement of the Affected Financial Statements are:

•Part I, Item 1A. Risk Factors;
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part II, Item 8. Financial Statements and Supplementary Data and
•Part II, Item 9A. Controls and Procedures.

The Company has not filed, and does not intend to file, amendments to the previously filed Prior Reports. Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Financial Statements in this Comprehensive Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

See Note 1. Summary of Significant Accounting Policies, Note 22. Restatement of Previously Issued Financial Statements and Note 23. Quarterly Financial Data (Unaudited and Restated) to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.

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
•Our plans and expectations with regards to the restart of curtailed production at Mt. Holly including the timing, costs and benefits associated with restarting curtailed production;
•Any future impact of the equipment failure at Grundartangi and related events on our financial and operating performance;
•The timing of our ability to return our operating facilities to full and normal operation following equipment failure or other extraordinary events including our expectations as to timing for bringing our Grundartangi facility back to 100% and returning Jamalco to full and normal operation following the restart after Hurricane Melissa;
•Our ability to recover losses from our insurance, including with respect to losses incurred in connection with the October 2025 equipment failure at Grundartangi;
•The timing and terms of the data center being constructed on our former Hawesville site to commence commercial operations and our ability to require Raylan Data Holdings LLC to repurchase our minority interest therein;
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
•The likelihood of our formalizing a joint venture with Emirates Global Aluminium for the new smelter project, and if we do, our ability to secure necessary power arrangements for the project on commercially reasonable terms, to timely complete construction of the project on budget, and to commence profitable operations;
•Our ability to access existing or future financing arrangements and the terms of any such future financing arrangements;
•Our ability to repay or refinance debt in the future;
•Our assessment and estimates of our pension and other postretirement liabilities, legal and environmental liabilities and other contingent liabilities;
•Our assessment of any future tax audits and expected outcomes;

i

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
Item 1.  Business
Overview
Century Aluminum Company is a global producer of primary aluminum and operates aluminum reduction facilities, or "smelters," in the United States and Iceland. Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the "LME"), plus applicable regional and value-added product premiums. Our smelters produce standard-grade and value-added primary aluminum products. Our current annual production capacity was approximately 770,000 tonnes per year ("tpy") as of December 31, 2025. We produced approximately 638,000 tonnes of primary aluminum in 2025.
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
We operate our business on a consolidated basis, through one operating segment and thus, one reportable segment. Additional information about our segment reporting is available in Note 19. Business Segments to the Consolidated Financial Statements included herein.
Century Aluminum Company is a Delaware corporation with our principal executive offices located at One South Wacker Drive, Suite 1000, Chicago, Illinois 60606.
Recent Developments
On January 26, 2026, we announced that we had entered into a joint development agreement with Emirates Global Aluminium ("EGA”) to build the first new primary aluminum smelter in the United States since our Mt. Holly facility came online in 1980. See “New Smelter Project” below.
On February 2, 2026, we sold our aluminum smelter property in Hawesville, Kentucky, which had been fully curtailed since 2022, to an affiliate of Terawulf Inc. for $200.0 million and a 6.8% non-dilutive interest in a data center project to be built on that property. See “Sale of Hawesville” below.

Primary Aluminum Facilities
Overview of Facilities
We operate two U.S. aluminum smelters, in Robards, Kentucky ("Sebree") and Goose Creek, South Carolina ("Mt. Holly"), and one aluminum smelter in Grundartangi, Iceland ("Grundartangi").
Our primary aluminum smelters and their respective primary aluminum capacities are shown in the following table:

Facility	Ownership Percentage	Operational	Annual Production Capacity (tpy)(1)	Actual 2025 Annual Production (tpy)
Grundartangi, Iceland	100%	1998	320,000	260,000
Sebree, Kentucky, USA	100%	1973	220,000	217,000
Mt. Holly, South Carolina, USA	100%	1980	230,000	161,000
			770,000	638,000
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
In October 2025, Grundartangi was forced to temporarily idle production on the larger one of its two potlines due to an electrical equipment failure. As a result, production at the smelter has been temporarily reduced by approximately two-thirds. Grundartangi’s other smaller potline remains unaffected and in full production. We expect that losses arising from this event, less applicable deductibles, will be covered under our insurance policies. We currently estimate that resumption of production of the idled potline will begin by the end of April 2026.
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
Mt. Holly
Mt. Holly, located in Goose Creek, South Carolina, is a primary aluminum smelter owned and operated by our wholly-owned subsidiary, Century Aluminum of South Carolina, Inc. ("CASC"). Mt. Holly has an annual production capacity of approximately 230,000 tonnes of primary aluminum. In December 2020, we began a multi-year project to restore previously curtailed capacity at Mt. Holly. The initial phase was completed in 2022 and returned annual active production capacity to approximately 172,500 MT per annum (75% of capacity). In August 2025, we began a project to restore the remaining curtailed capacity at Mt. Holly. We expect to achieve full production by end of June 2026. Mt. Holly produces standard-grade aluminum that is cast into sow as well as several value-added products, including billet and foundry products. These value-added primary aluminum products are sold at a premium to standard-grade aluminum.

Primary Aluminum Shipment Volume
The following table shows our primary aluminum shipment volumes since 2021.

Century Aluminum's Primary Aluminum Shipments

1,000
800
600
400
200
0
Tonnes (in thousands)
2021
2022
2023
2024
2025
Iceland
United States
Total

Carbon Anode Production Facility
Vlissingen
In addition to our primary aluminum assets, we own and operate a carbon anode production facility in Vlissingen, Netherlands, through our wholly-owned subsidiary, Century Aluminum Vlissingen B.V. The Vlissingen facility has an annual production capacity of approximately 161,000 tonnes of carbon anodes. It primarily supplies our Grundartangi smelter, fulfilling between 93% and 98% of Grundartangi’s carbon anode requirements at current production levels.
Bauxite Mining and Alumina Refining Facility
Jamalco
In May 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco, an unincorporated joint venture with the Government of Jamaica through its controlled entity Clarendon Alumina Production Limited ("CAP"). Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes, and produced approximately 1.0 million tonnes of alumina in 2025 and approximately 1.1 million tonnes of alumina in 2024. Refer to Note 1. Summary of Significant Accounting Policies, Note 2. Acquisition of Jamalco, Note 22. Restatement of Previously Issued Financial Statements, and Note 23. Quarterly Financial Data (Unaudited and Restated) for further information.

New Smelter Project
On January 26, 2026, we announced that we had entered into a joint development agreement with EGA to build the first new primary aluminum smelter in the United States since our Mt. Holly facility came online in 1980. Under the joint development agreement, EGA will own 60 percent of the joint venture, with Century Aluminum owning the remaining 40 percent. The new plant, to be built in Inola, Oklahoma, is expected to produce 750,000 tonnes of aluminum per year, more than doubling current U.S. production of primary aluminum. Construction of the project is expected to start by the end of 2026, subject to the completion of detailed engineering work and completion of negotiations with Public Service Company of Oklahoma on a competitive long-term power supply agreement.
Sale of Hawesville
On February 2, 2026, we completed the sale of our Hawesville, Kentucky facility to an affiliate of Terawulf, Inc. for $200.0 million in cash and a 6.8% non-dilutive minority equity interest in the Terawulf affiliate that intends to develop and own a high-performance computing/artificial intelligence data center on the site (the “Data Center Minority Interest”). A large portion of the proceeds is intended to be deployed to expand our domestic primary aluminum production capacity through the restart of the last potline at our Mt. Holly facility and investments in our new smelter project.
Pricing
Pricing for primary aluminum products is typically comprised of three components: (i) the base commodity price, which is based on quoted prices on the LME, plus (ii) any regional premium (i.e., the Midwest premium for metal sold in the United States and the European Duty Paid premium for metal sold into Europe) plus (iii) any value-added product premium. Our operating results are highly sensitive to changes in the LME price of primary aluminum and the amount of regional premiums and value-added product premiums. As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in the aluminum price through the use of fixed-price commitments, LME-linked supply contracts and other financial instruments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of how we manage our exposure to market risk.
Customer Base
We have historically derived substantially all of our consolidated net sales of primary aluminum from a small number of customers. For the year ended December 31, 2025, we derived approximately 54.0% of our consolidated sales from Glencore plc and its affiliates (together, "Glencore"). Glencore purchased aluminum produced at our U.S. smelters at prices based on the LME price for primary aluminum plus the Midwest premium plus any additional market-based product premiums. Glencore also purchased aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums. We have also entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices.
Glencore beneficially owns 36.4% of our outstanding common stock. See Note 4. Related Party Transactions to the consolidated financial statements included herein for additional information concerning our relationship with Glencore. We currently have agreements in place to sell a substantial portion of our 2026 production to Glencore. We expect that the rest of our 2026 customer base will remain fairly concentrated among a small number of customers under short-term contracts.
Key Production Costs
Alumina, electrical power, carbon products, labor, and other controllable costs are the principal components of our cost of production. These components together represented over 84% of our Cost of goods sold for the year ended December 31, 2025. For a description of certain risks related to our raw materials, electrical power, labor and other key supplies, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

Alumina Supply Agreements
For the year ended December 31, 2025, approximately 320,000 tonnes, or 31% of Jamalco's alumina production, was sold to our aluminum smelters. While Century may enter into other purchases of alumina as market conditions change, a summary of our principal alumina supply agreements is provided below:

Supplier	Quantity	Term	Pricing (1)
Glencore	500,000 tpy	Through December 2028	LME-linked
Concord Resources Ltd.	Approximately 540,000 tpy	Through December 2029	Fixed, LME-linked, and API-linked components
(1) "API" refers to a published alumina price index.
Electrical Power Supply Agreements
The table below summarizes our long-term power supply agreements:

Facility	Supplier	Term	Pricing
Grundartangi	Landsvirkjun, Orkuveita Reykjavíkur ("OR"), HS Orka hf ("HS")	Through 2026 - 2036	Variable rate based on (i) the LME price for primary aluminum (~70%) or (ii) a fixed rate plus an LME-linked component from 2026 - 2036
Sebree	Kenergy	Through May 31, 2028	Variable rate based on market prices
Mt. Holly	South Carolina Public Service Authority (“Santee Cooper”)	Through December 31, 2031	Service-based rates
Electrical power represents one of the largest components of our Cost of goods sold. From time to time, we may enter into forward contracts or other hedging arrangements to mitigate our electrical power or natural gas price risk. See Note 17. Commitments and Contingencies to the consolidated financial statements included herein for additional information concerning our power arrangements.
Employees and Human Capital Resources
We believe our employees are key to achieving our business goals and growth strategy. As of December 31, 2025, we had 2,906 employees. Of these, 1,324 were domiciled in the United States, 857 in Jamaica, 636 in Iceland and 89 in the Netherlands.
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
Labor Agreements
The bargaining unit employees at our Grundartangi, Vlissingen, Sebree and Jamalco facilities are represented by labor unions, representing 55% of our total workforce. Our employees at Mt. Holly are not represented by a labor union.
A summary of our key labor agreements is provided below:

Facility	Organization	Term
Grundartangi	Icelandic labor unions	Through December 31, 2029
Hawesville	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”)	Through April 1, 2026 (terminated February 13, 2026)
Sebree	USW	Through October 28, 2028
Vlissingen	Federation for the Metal and Electrical Industry (“FME”)	Through December 31, 2026
Jamalco	Union of Technical, Administrative, and Supervisory Personnel ("UTASP")	Through December 31, 2023(1)
(1)Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups. Until new contracts are reached, employees will continue to operate under the current agreements.
See Note 17. Commitments and Contingencies to the consolidated financial statements included herein for additional information concerning our labor agreements.
Competition
The market for primary aluminum is global, and demand for aluminum varies widely from region to region. We compete with aluminum producers domestically and internationally, as well as with producers of alternative materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications. Our competitive position depends, in part, on the availability at competitive prices of electricity, alumina and other raw materials key to our operations. We face global competition from companies who may have access to these key production costs at lower prices, and they may also receive various subsidies from local, state and federal governments. Many of our competitors are also larger than we are and have vertically integrated operations with superior cost positions. As a result, these companies may be better able to withstand reductions in price or other adverse industry or economic conditions.
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
Strong Internal Growth Opportunities. Over the past several years, we have undertaken various expansion programs at all of our operating facilities and continue to pursue additional internal growth opportunities. In 2022, we completed a project to restart approximately 172,000 tonnes of production capacity at Mt. Holly (bringing its operations to 75% of Mt. Holly's maximum production capacity). In August 2025, we began a project to restore the remaining curtailed capacity at Mt. Holly. We expect to achieve full production by June 2026.

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
Additionally, with our acquisition of a 55% interest in Jamalco, we secured a long-term supply of alumina, our most critical raw material, and achieved increased transparency and control of our supply chain. Our vertical integration with Jamalco allows us to integrate our aluminum smelting operations with this critical upstream supply of bauxite and alumina to create a more balanced and robust operational footprint, resulting in an organization that is better positioned to deliver strong performance through industry cycles.
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
Duty Free Access to our Major Customer Markets. Our facilities benefit from international and national trade laws and regulations. For example, the European Union imposes import tariffs on primary aluminum from producers outside the European Economic Area (the "EEA"), which includes Iceland, and the U.S. currently imposes a 50% tariff on certain primary aluminum imports into the United States. Our U.S. and Icelandic businesses currently access these respective markets duty-free which provides us with an advantage over our competitors who sell into these markets under these tariff regimes.
Close Proximity to our Major Customers in the Two Shortest Aluminum Markets in the World. The U.S. and the E.U. are the second and third largest aluminum consuming regions in the world but do not produce enough aluminum domestically to satisfy their own demand. Our production locations within these markets provide us with a significant competitive advantage over our foreign competitors by providing our customers with short, reliable supply chains, better technical service and opportunities for value added collaboration. Our U.S. facilities benefit from the proximity to our U.S. customer base, allowing us to capture the Midwest premium and providing a competitive advantage in freight costs over our foreign competitors. In Iceland, our proximity to European markets provides a competitive advantage for Grundartangi, allowing us to capture the European Duty Paid Premium and other logistical benefits compared to our competitors outside the EEA.
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
•Curtailment of our production capacities and/or aluminum reduction facilities
•Risks related to the restart of curtailed capacity at Mt. Holly and idled capacity at Grundartangi
•Increases in raw material costs and supply disruptions
•Inability to realize benefits from capital projects
•The formation of a joint venture project with EGA and the construction of the associated new smelter
•"Take-or-pay" obligations under our raw material and services contracts
•Small customer base
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
Declines in aluminum prices could cause us to curtail production at our operations or take other actions to reduce our cost of production, including deferring certain capital expenditures and maintenance costs and implementing workforce reductions. For example, as a result of aluminum price declines in 2015, we curtailed production at our Mt. Holly smelter by 50%, restarting half of the curtailed capacity in 2021 and have only recently taken steps to return Mt. Holly to 100% production capacity as a result of current tariff policies. Any deferred costs achieved through such curtailments and other cost cutting measures could ultimately result in higher capital expenditures and maintenance costs than would have been incurred had such costs not been deferred and increase the costs to restore production capacity if market forces warrant. Declines in aluminum prices also negatively impact our liquidity by lowering our borrowing availability under our asset-based revolving credit facilities (due to a lower market value of our inventory and accounts receivable). These factors may have a material adverse effect on our liquidity, the amount of cash flow we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.
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
In the U.S., our Sebree plant receives all of its electricity requirements under a market-based electricity contract. This market-based contract exposes us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of primary aluminum. For example, extreme weather events throughout 2022 across the United States resulted in increases to power prices for our Kentucky plants, which resulted in the full curtailment of the Hawesville smelter in the third quarter of 2022. More recently, market disruptions in global energy markets related to the war in Ukraine caused significant increases in market-based power prices. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of primary aluminum. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and energy prices not tied to corresponding increases in the LME price could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
Power disruptions have had a material negative impact on our results of operations in the past. For example, in October 2025, we experienced an electrical equipment failure at our Grundartangi facility, resulting in the reduction of that facility’s production by approximately two thirds until the equipment failure is remediated. See “We experienced an electrical equipment failure in October 2025 that reduced production at our Grundartangi smelter’s operations by about two-thirds, and there can be no assurance that we will be able to restore Grundartangi to full and normal operations on the time frame we currently expect.” We operate our smelters at close to peak amperage. Accordingly, even partial failures of high voltage equipment could affect our production. Disruptions in the supply of electrical power that do not result in production curtailment could cause us to experience pot instability that could decrease levels of productivity and incur losses.
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
In August 2025 we announced plans to return Mt. Holly to 100% of its production capacity, and in October 2025, we finalized an extended power service agreement with Santee Cooper at our Mt. Holly smelter through 2031. The extended agreement provides access to sufficient energy to allow Mt. Holly to return to 100% of its production capacity. The decision to return Mt. Holly to 100% of its production capacity is based on certain market assumptions that are subject to risks outside of our control, specifically the LME price of aluminum, raw materials and premiums. Changes in these inputs may result in actual costs and returns that materially differ from the estimated costs and returns and our financial position and results of operations may be negatively affected as a result. Changes in these inputs may also affect the economic viability of restarting the remaining curtailed capacity at Mt. Holly, and we may decide at any time to discontinue the restart project.
There can be no assurance that we will be able to return Mt. Holly to 100% production within a projected budget and schedule. In addition to changes in market assumptions, other unforeseen difficulties could increase the cost of a restart, delay a restart or render a restart not feasible. Our ability to finance a restart could also be impacted by our cash position and results of operations. Any delay in the completion of such a project, unexpected or increased costs or inability to fund a restart could have a material adverse effect on our business, financial position, results of operations and liquidity.
We experienced an electrical equipment failure in October 2025 that reduced production at our Grundartangi smelter by about two-thirds, and there can be no assurance that we will be able to restore Grundartangi to full and normal operations on the time frame we currently expect.
Our Grundartangi facility experienced the failure of two of its electrical transformers over a seven-week period in September and October 2025. As a result, production at the smelter has been temporarily reduced by approximately two-thirds. There can be no assurance that we will be able to restore Grundartangi to full production within a projected budget and schedule. Any delay in the completion of the repairs at Grundartangi and restoration of the facility to full and normal operations could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
From time to time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, within the past several years, we have undertaken expansion projects at each of our Jamalco, Sebree, Grundartangi, Mt. Holly and Vlissingen facilities. Our ability to complete these projects and the timing and costs of doing so are subject to various risks, many of which are beyond our control. Additionally, the start-up of operations after such projects have been completed is also subject to risk. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments is subject to a variety of market, operational, regulatory and labor-related factors. For example, we were unable to realize the anticipated benefits from our prior investments in Hawesville because of the curtailment of that facility in the third quarter of 2022 (and it's eventual sale in February 2026) due to historically high energy costs and declining LME prices. Any failure to complete these projects, or any delays or failure or interruption in our ability to achieve the anticipated results from the implementation of any such projects, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
There is no assurance that we and EGA will make a final investment decision to proceed with the new smelter project, and if we do, we may not realize the anticipated benefits from the joint venture.
There is no assurance that we and EGA will make a final investment decision to proceed with the joint venture. Whether we and EGA make such a decision to proceed will be influenced by external factors outside our control, including the global economy and energy and financial markets, actions by regulators, achieving necessary internal and external approvals, and many of the other factors described below. If we do proceed with the joint venture, we do not expect to have full control over governance, financial reporting, and operations of the joint venture. As a result, we will face certain operating, financial, and other risks relating to the joint venture, including risks related to the willingness of our joint venture partner to provide adequate funding for the joint venture if we are willing and able to provide our share of funding, having differing objectives from our joint venture partner, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partner, and the risk that we will be unable to effectively work with or resolve disputes with the joint venture partner.
The construction and operation of the new smelter joint venture project with EGA is subject to numerous risks and uncertainties.
The construction of the new smelter project is subject to many risks and uncertainties, and there can be no assurance that we will be able to complete the project on the time schedule and budget currently anticipated. Successful development and commercial operation of the project is subject to numerous risks, including, without limitations:
•our financial condition and cash flows and other factors that impact our ability to invest sufficient funds in the project, including for preliminary activities conducted before we determine whether the project is feasible or economically attractive;
•negotiation of satisfactory engineering, procurement, and construction agreements and renegotiation in the event of delays in final investment decisions or failures to meet other specified deadlines;
•identification of suitable partners, customers, contractors, suppliers and other necessary counterparties;
•negotiation and maintenance of satisfactory equity, purchase, sale, supply, transportation and other appropriate commercial agreements, and satisfaction of any conditions to effectiveness of such agreements, including reaching a positive final investment decision within agreed timelines;
•timely receipt and maintenance of required governmental permits, licenses and other authorizations under terms we find reasonable;
•timely, satisfactory and on-budget completion of construction, which could be negatively affected by engineering problems, work stoppages, unavailability or increased costs of materials, equipment, labor and commodities due to inflation or supply chain or other issues, and a variety of other factors;
•implementation of new or changes to existing laws or regulations that impact our infrastructure or the aluminum sector generally;

•obtaining satisfactory financing for the project, particularly when inflation and interest rates are volatile;
•the absence of hidden defects on or inherited environmental liabilities for the site of the project; and
•timely and cost-effective resolution of any litigation or unsettled property rights affecting the project.
Any failures with respect to the above factors or other factors material to the project could involve additional costs, otherwise negatively affect our ability to successfully complete the project and force us to impair or write off amounts we have invested in the project. If we are unable to complete the project, if we experience delays, or if construction, financing or other project costs exceed our estimated budgets and we are required to make additional capital contributions, we may not receive an adequate or any return on our investment and other resources expended on the project and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected. The operation of a new facility involves many risks, including the potential for unforeseen design flaws, engineering challenges, or the breakdown for other reasons of facilities, equipment or processes; labor disputes or shortages; energy interruption; environmental contamination; increasing regulatory requirements, and the other operational risks Any of these events could lead to the project being idle or operating below expected levels, which may result in lost revenues or increased expenses. Any such occurrence could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
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
We have historically derived substantially all of our consolidated net sales from a small number of customers. For the year ended December 31, 2025, we derived approximately 54.0% of our consolidated net sales from Glencore and we currently have agreements in place to sell a substantial portion of our 2026 production to Glencore. We expect that the rest of our 2026 customer base will remain fairly concentrated among a small number of customers under short-term contracts. See Item 1. Business - Customer Base.
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
We receive a significant portion of our revenues and cash flow from our operations in Iceland, we have significant operations in the Netherlands and we own a 55% interest in and operate a bauxite mining and alumina refining business in Jamaica, which we consolidate. These international operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability and unrest, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, taxes, export duties, currency restrictions and exchange, tariffs and other trade barriers, and the burdens of complying with and monitoring a wide variety of foreign laws and regulations. Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future changes in these laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
In early July 2024, Hurricane Beryl temporarily impacted our operations in Jamaica. We suffered a disruption in our shipments of alumina as the port facility was impacted by the natural disaster, where a portion of the alumina conveyor was damaged. Jamalco secured alternative port arrangements to allow for alumina shipments to its customers while the repairs to the conveyor were ongoing. More recently, while Hurricane Melissa did not cause material damage to Jamalco's operations, we have experienced delays in restoring Jamalco to full production.
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
Additionally, the unincorporated nature of Jamalco’s joint venture structure is highly complex and atypical when compared to commonly observed legal entity structures across many jurisdictions. This atypical structure may drive unique and special legal, accounting, tax, and/or compliance outcomes, which are complex and difficult to ascertain and analyze. For example, we have determined it was necessary to restate certain of our historical financial statements to reflect full consolidation of Jamalco’s assets rather than Jamalco’s legacy accounting of proportional consolidation. See “Explanatory Note,” Note 1. Summary of Significant Accounting Policies, Note 22. Restatement of Previously Issued Financial Statements and Note 23. Quarterly Financial Data (Unaudited and Restated) to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K, for additional information on the restatement and the related consolidated financial statement effects. We had also previously identified material weaknesses in the design and implementation of our internal control over information technology general controls (ITGCs) and business process level controls related to Jamalco. For additional information on the foregoing, see Item 9A, "Controls and procedures" and "If we fail to maintain proper and effective internal controls over financial reporting, our financial results may not be accurately reported" below.

If we fail to maintain proper and effective internal controls over financial reporting, our financial results may not be accurately reported.
As disclosed in Item 9A, "Controls and Procedures," of this Annual Report, in fiscal 2024, we identified material weaknesses in our internal control over financial reporting related to information technology general controls and business process controls at Jamalco. The material weakness related to Jamalco's information technology general controls was remediated in fiscal 2025. We identified deficiencies in the design and operating effectiveness of (1) business process level controls at our Jamalco joint venture, including reconciliation controls and insufficient review controls related to inventories, accounts payable, accrued expenses, cost of goods sold and property, plant, and equipment, and (2) financial reporting controls over the consolidation of the Jamalco joint venture. These deficiencies constitute a material weakness in internal control over financial reporting which remains unremediated at December 31, 2025. The material weakness as of December 31, 2025 led to errors in previously issued consolidated financial statements and financial results related to a change in accounting for our consolidation of Jamalco. We are actively developing remediation plans designed to address the material weakness; however, we cannot guarantee that these steps will be sufficient or that we will not have a material weakness in the future. Any material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, resulting in material misstatements in our financial statements, as occurred with respect to the existing material weakness, or cause us to fail to meet our reporting obligations, which in turn could negatively affect our business, financial condition and results of operations.
Risks Related to Labor and Employees
Any failure to maintain satisfactory labor relations with our employees could adversely affect our business.
The bargaining unit employees at our Grundartangi, Sebree, Vlissingen and Jamalco facilities are represented by labor unions, representing approximately 55% of our total workforce as of December 31, 2025. Our Grundartangi labor agreement is effective through December 31, 2029. Our Vlissingen labor agreement is effective through December 31, 2026. Our Hawesville labor agreement was scheduled to expire April 1, 2026, but on February 13, 2026, we terminated our labor agreement with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") for former employees at our Hawesville facility. Our Sebree labor agreement is scheduled to expire October 28, 2028. Jamalco’s work force is represented through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts were effective through December 31, 2023, and Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups. Although the Jamalco contracts expired more than two years ago, this timing gap between the expiration of an old contract and the implementation of a new contract is consistent with past practice and local expectations.
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
As of December 31, 2025, we had an aggregate of approximately $548.3 million of outstanding debt (including $400.0 million aggregate principal amount of our 6.875% senior secured notes due 2032 (the "2032 Notes") and $86.3 million aggregate principal amount of our convertible senior notes due 2028 (the "Convertible Notes")). Our ability to pay interest on and to repay or refinance our debt will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. The occurrence of unexpected and extraordinary events, such as an outbreak of a pandemic or epidemic like COVID-19, can also create substantial uncertainty and volatility in the financial markets which may impact our ability to access capital to refinance our existing indebtedness. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all. If we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial position, results of operations and liquidity.
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
Our borrowings on our U.S. and Iceland revolving credit facilities as well as the Vlissingen Facility are currently at variable interest rates, and future borrowings required to fund working capital at our businesses, capital expenditures, acquisitions, or other strategic opportunities may be at variable rates, which exposes us to interest rate risk. An increase in interest rates would increase our debt service obligations under our existing debt instruments and potentially any future debt instruments, further limiting cash flow available for other uses. Any increase in interest rates could adversely affect our borrowing costs, financial condition and results of operations.
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
We account for the Convertible Notes in accordance with U.S. Generally Accepted Accounting Principles, including ASC 470-20, Debt with Conversion and Other Options. The ultimate accounting treatment may have a material effect on our net income, earnings per share (EPS) and working capital. Volatility in these measures could adversely affect the trading price of our common stock. If any of the conditions to the convertibility of the Convertible Notes are satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital. We are required to report diluted earnings per share using an “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
The capped call transactions may affect the value of our common stock.
In connection with the issuance of our Convertible Notes, we entered into capped call transactions with various option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
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
Our businesses compete in a global marketplace and are subject to international and domestic trade laws and regulations. The breadth of these laws and regulations continues to expand and evolve. For example, both the European Union and the U.S. impose import tariffs and/or quotas on primary aluminum from certain foreign producers. Our Icelandic and U.S. businesses are currently able to access these respective markets duty-free. The United States currently imposes tariffs on the importation of aluminum pursuant to Section 232 of the Trade Expansion Act of 1962. While the Section 232 tariffs were not directly impacted by the U.S. Supreme Court's February 20, 2026, decision holding that the President does not have authority under the International Emergency Economic Powers Act (IEEPA) to impose tariffs, any change in U.S. tariff policy directly or indirectly impacting the Section 232 tariffs, or any other change to import duties in the United States, European Union or European Economic Area, including the granting of exemptions, a reduction in the tariff rate or a full repeal of the tariff scheme, could lessen or potentially eliminate the benefit we currently realize from these tariffs and could negatively impact our profitability. These or other changes in trade laws and regulations could affect the ultimate price we receive for our products, the prices and availability of our raw materials or our ability to access certain markets and could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
We currently intend that the DOE funding will support the construction of the new aluminum smelter that we intend to construct, own and operate together with EGA in Inola, Oklahoma. However, to complete this project, we will need to obtain substantial additional financing, and there can be no assurance that such financing will be available on acceptable terms or at all. We may also seek additional government grants and incentive awards to support construction of the new aluminum smelter and our ability to obtain such additional grants or incentives in the future is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants and other incentives is highly competitive and we may not be successful in obtaining any additional grants, loans or other incentives.
Our ability to utilize certain net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an "ownership change" under the Internal Revenue Code.
As of December 31, 2025, we had federal net operating loss carryforwards of approximately $1,544.9 million which could offset future taxable income. Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if our "five-percent shareholders," as defined under the Code, collectively increase their ownership in us by more than fifty percentage points over a rolling three-year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.
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
Glencore beneficially owns approximately 36.4% of our outstanding common stock. In addition, one of our seven directors is a Glencore employee. During the year ended December 31, 2025, we derived approximately 54.0% of our consolidated sales from Glencore and we expect to sell a significant portion of our production to Glencore in 2026. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. Because of the interests described above, Glencore may have substantial influence over our business, and, to the extent of their ownership of our common stock, on the outcome of any matters submitted to our stockholders for approval.
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
Risks from Cybersecurity Threats
Cybersecurity incidents have the potential to have a material adverse effect on our business strategy, results of operations and financial condition, including by damaging or interrupting access to our information systems or networks, compromising confidential or otherwise protected information, destroying or corrupting data, or otherwise disrupting our operations. Such events could also damage our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws and could have a material adverse effect on our business, results of operations and financial position. See “Risk Factors - Risks Related to Cybersecurity - The failure of our information technology systems, network disruptions, cyber-attacks or other breaches in data security could have a material adverse effect on our business, results of operations and financial position.”

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
Bauxite Mining Properties
Century has access to large bauxite deposit areas with mining rights that extend through 2031. The Company obtains bauxite from these resources in Jamaica. Tonnes of bauxite are reported on a zero-moisture basis in millions of dry metric tonnes (mdmt) unless otherwise stated.
As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource” and “mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (as defined under subpart 1300 of Regulation S-K) that the mineral resources can be the basis of an economically viable project. The approach to mining at Jamalco is such that, in the qualified person's opinion, the documented mineral reserves are too small to merit reporting and as such, mineral reserves are not included in the discussion below. Refer to “Property History and Condition” below for more information on why reportable reserves are not available.
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
The information that follows is derived from the technical report summary relating to the property prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Aluminium Industry Professionals Inc. (“Aluminpro”), which we engaged as a qualified person as defined under subpart 1300 of Regulation S-K. No employee of Aluminpro is an employee of the Company, and Aluminpro is not affiliated with the Company or with any other entity that has an ownership, royalty, or other interest in Jamalco or the mining properties. The scientific and technical information concerning our mineral resources in this Form 10-K have been reviewed and approved by Aluminpro. Portions of the following information are based on assumptions, qualifications, and procedures that are not fully described herein. Reference should be made to the full text of the Technical Report Summary dated February 27, 2025, with an effective date of December 31, 2024, incorporated by reference as Exhibit 96.1 to this Form 10-K (the “Jamalco TRS”).
Property Location and Description
Jamalco holds two Special Mining Leases, Special Mining Lease 130 ("SML 130") and Special Mining Lease 169 ("SML 169") in the southwestern region of Jamaica within the Parishes of Clarendon and Manchester and one Special Exclusive Prospecting License 580 ("SEPL 580") is in the St. Catherine Parish in the southeastern region of Jamaica.

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
On June 7, 2016, the Government of Jamaica granted Jamalco under SEPL 580 the right to explore exclusively for bauxite in the license area. The license is renewable annually and currently valid until June 2026. The center of SEPL 580 is at approximately 18°04’N and 77°25’W and covers 59.7mi2.
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
Infrastructure
Jamalco has three office locations, a refinery, a rope conveyor and a railway. Jamalco’s mining and refinery operations may be reached by an approximately one hour drive west via toll road from the center of Kingston, the administrative capital and main business center of the island. Jamaica has multiple daily air and sea connections to the United States, Canada, and United Kingdom.
The bauxite deposits are distributed throughout the region in communities of local residents, served by an extensive road system and infrastructure providing services to these communities.
The deposits are connected to the central stockpile at St. Jago by internal private haul roads. Access to the deposits is also available through public roads, but these roads are generally not used for transporting bauxite. Jamalco haul roads occasionally cross public roads. The crossings are controlled by contractors directly employed by Jamalco.
Many deposits occur on the higher Manchester plateau which is connected to the stockpile at St. Jago via an aerial ropeway cable conveyor over the face of a steep, rugged limestone escarpment. The conveyor is 3.4 km in length with a capacity up to 1,000 tonnes of bauxite per hour from the load station at Mount Oliphant, at an elevation 1750 ft or 533m, to the rail head at St. Jago, elevation 150 ft or 46 m.
From St. Jago, the bauxite is transported to the alumina refinery by a dedicated 18.0 km rail system, controlled and operated by Jamalco 24 hours per day, 6 days per week and approximately 9 rail trips are made each day transporting bauxite. At the refinery the bauxite is processed through the Bayer Process resulting in red mud residue which is disposed of within the residue lakes near the refinery. Alumina is transported from the refinery by the rail line to the Rocky Point Port on the southern coast, again a distance of 18.0 km.
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
The Jamalco facilities, including equipment, are in a maintained condition. The gross book value of these facilities and equipment as of December 31, 2025 of $488.7 million is included in Property, plant and equipment, net on the Consolidated Balance Sheets. Jamalco has prepared capital projects to increase the proportion SML 169 bauxite to 55 % of the refinery feed.

Refer to the Jamalco TRS in Section 5 for more information on the property history and condition.
Mining Method and Processing Operations
Jamalco’s resources are based on exploration done by Jamaican Bauxite Institute (“JBI”).
Once Jamalco's production drilling is completed with assays and merged with JBI data, AutoCAD plans are prepared with grades and thicknesses that are passed on to the mine operators. Production drilling is essentially quality control in-fill drilling. Parcel maps are created for the production crew, showing color-coded grade information which enables selection of mining for stockpiling and subsequent drilling.
Experienced local mining contractors are engaged in the mine production process from topsoil stripping to train loading.
Bauxite does not require blasting. Excavators load directly into 30 tonne highway trucks for a short haul to the stockpile areas at low operating costs for South Manchester. The bauxite in North Manchester requires the same method but besides poorer quality, the long hauling distance makes the bauxite more expensive per tonne.
Once mined, the bauxite is hauled by train to Jamalco's refinery where the Bayer Process is used to extract alumina from bauxite.
Refer to the Jamalco TRS in Sections 12 and 14 for more information on the mining method and processing operations.
Bauxite Mineral Resources
The resources stated below were prepared by Jamalco with the results and procedures validated and tabulated by Aluminpro. As stated above, Jamalco has no reportable mineral reserves.
As such, there is an insufficient time to maintain a significant inventory of reserves prior to processing, that merit reporting by Aluminpro. Refer to “Property History and Condition” above for more information on why reportable reserves are not declared.
The Indicated mineral resources reported below are based on a scenario where all the available SML 130 bauxites have been consumed by blending with SML 169 bauxites to meet refinery specifications. This mix of Indicated resources forms the basis to the production schedule and the Initial Assessment discussed below. It should not be assumed that all the Indicated mineral resources are economic or will be converted to ore reserves as discussed more fully below.

Summary of Attributable Bauxite Mineral Resources Exclusive of Mineral Reserves at December 31, 2025 and 2024, expressed in millions of dry metric tonnes (mdmt) and subdivided by SML:

	mdmt(1)	AvAl2O3(2) (%)	ReSiO2(3) (%)	P2O5(4) (%)
At December 31, 2025
SML 130
Measured mineral resources	—	—%	—%	—%
Indicated mineral resources	8.6	37.53%	4.31%	0.19%
Measured + Indicated mineral resources	—	37.53%	4.31%	0.19%
Inferred mineral resources	—	—%	—%	—%

SML 169
Measured mineral resources	—	—%	—%	—%
Indicated mineral resources	7.7	38.96%	1.16%	1.91%
Measured + Indicated mineral resources	—	38.96%	1.16%	1.91%
Inferred mineral resources	—	—%	—%	—%

At December 31, 2024
SML 130
Measured mineral resources	—	—%	—%	—%
Indicated mineral resources	13.5	37.49%	4.89%	0.21%
Measured + Indicated mineral resources	13.5	37.49%	4.89%	0.21%
Inferred mineral resources	—	—%	—%	—%

SML 169
Measured mineral resources	—	—%	—%	—%
Indicated mineral resources	13.5	38.96%	1.16%	1.91%
Measured + Indicated mineral resources	13.5	38.96%	1.16%	1.91%
Inferred mineral resources	—	—%	—%	—%
(1)Represents the Company's 55% interest
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
No call factors are applied to the above resource tonnages and grades. Metallurgical recovery is approximately 84% but has not been applied to these tonnages. The bauxite transfer price to the refinery is $14.43 per tonne and tonnage is reported on a bone-dry basis. All resource estimation is based on an in-situ density of 1.44 tonnes/m3.
The overall Resources of SML 130 and SML 169 have required significant tonnage reduction, due to the 2-year delay in implementing Project Restore at the refinery which would allow for treatment of the more complex bauxites from North Manchester (SML 169). The latter resource is the tonnage that can be blended with the residual SML 130 tonnage in line with the required future refinery bauxite quality. High silica pits on SML 130 require low silica SML 169 bauxites to meet future quality needs.

The delay in implementing Project Restore to address the processing constraints has required a revised production schedule, to determine the diminished amount of North Manchester resource available for disclosure. During 2025, 10% of the bauxite mined was from SML 169 with only 13% of production planned from SML 169 in 2026, thus accelerating the depletion of SML 130 blendable bauxites.
Refer to the Jamalco TRS in Section 11 for more information on the mineral resource estimates, including key assumptions used.
Exploration Activity
Exploration at the property is completed using auger drilling. Exploration in 2025 has been focused on drilling pits within the Mocho mining area of SML 130 where 79 deposits are identified. Drilling has been carried out on five pits for which Jamalco has prepared estimates deemed Indicated Resources totaling 0.5kt. A total of 391 holes were drilled in 2025 at 15m centers resulting in 2,748 assays. These pits require further drilling at depth, and final deposit modelling.
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
Item 3. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, operating results and cash flows. For information regarding material legal proceedings pending against us at December 31, 2025, refer to Note 17. Commitments and Contingencies to the consolidated financial statements included herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol: CENX.
Holders
As of February 24, 2026, there were 79 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.
Dividend Information
We did not declare dividends on our common stock in 2025 or 2024. We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors.
Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends. Additional information about the terms of our long-term borrowing agreements is available at Note 8. Debt to the consolidated financial statements included herein.

Stock Performance Graph
The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Aluminum Total Return Index. These comparisons assume the investment of $100 on December 31, 2020 and the reinvestment of dividends.

400
300
200
100
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Century Aluminum
Dow Jones Index
S&P 500 Index

Comparison of Cumulative Total Return to Stockholders from December 31, 2020 through December 31, 2025

As of December 31,	2020	2021	2022	2023	2024	2025
Century Aluminum Company	$100	$150	$74	$110	$165	$355
Dow Jones U.S. Aluminum Total Return Index	100	129	105	133	166	196
S&P 500 Index	100	259	199	151	169	241
Issuer Purchases of Equity Securities during the three months ended December 31, 2025
There were no issuer purchases of equity securities during the three months ended December 31, 2025. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Other Items for a discussion of the current stock repurchase authorization.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Century Aluminum Company and its subsidiaries (collectively, “Century,” the “Company,” “our” and “we”) and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto in Item 8. Financial Statements and Supplementary Data and in Item 1A. Risk Factors. This MD&A contains “forward-looking statements” - See “Forward-Looking Statements” above. The following discussion and analysis are for the year ended December 31, 2025, compared with the same period in 2024 unless otherwise stated. For discussion and analysis of the year ended December 31, 2024, compared with the same period in 2023, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 3, 2025.

Overview
We are a global producer of alumina and primary aluminum with production facilities in the United States. Iceland and Jamaica. Our primary aluminum smelters are concentrated in the U.S. and Iceland, while in Jamaica we maintain a 55% joint venture interest in the Jamalco alumina refinery, from which we off-take a commensurate amount of alumina production. We intend for the majority of our Jamalco off-take to be consumed internally at our primary aluminum smelters in a vertical integration model. We also own a carbon anode production facility located in the Netherlands. Carbon anodes are consumed in the production of primary aluminum. Vlissingen supplies carbon anodes to our aluminum smelter in Iceland. Each of our aluminum smelters in the United States produces anodes at on-site facilities.
The key determinants of our results of operations and cash flow from operations are as follows:
•the price of primary aluminum, which is based on the London Metal Exchange ("LME") and other exchanges, plus any regional premiums and value-added product premiums;
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, labor and other controllable costs, which in aggregate represent more than 84% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
New Smelter Project
On January 26, 2026, we announced that we had entered into a joint development agreement with EGA to build the first new primary aluminum smelter in the United States since our Mt. Holly facility came online in 1980. Under the joint development agreement, EGA will own 60 percent of the joint venture, with Century Aluminum owning the remaining 40 percent. The new plant, to be built in Inola, Oklahoma, is expected to produce 750,000 tonnes of aluminum per year, more than doubling current U.S. production. Construction of the project is expected to start by the end of 2026, subject to the completion of detailed engineering work, completion of negotiations with Public Service Company of Oklahoma on a competitive long-term power supply agreement and the negotiation of a definitive joint venture agreement with EGA.
Sale of Hawesville
On February 2, 2026, we completed the sale of our Hawesville, Kentucky facility to an affiliate of Terawulf, Inc. for $200.0 million in cash and a 6.8% non-dilutive minority equity interest in the Terawulf affiliate that intends to develop and own a high-performance computing/artificial intelligence data center on the site (the “Data Center Minority Interest”). A large portion of the proceeds are intended to be deployed to expand our domestic primary aluminum production capacity through the restart of the last potline at our Mt. Holly facility and investments in our new smelter project. See “Risk Factors – The new smelter joint venture project with EGA is subject to numerous risks and uncertainties.”
Grundartangi Equipment Failure
In October 2025, our Grundartangi smelter was forced to temporarily idle production on one of its two potlines due to the failure of two transformers over a seven week period in September and October 2025. As a result, production at the smelter has been temporarily reduced by approximately two-thirds. Grundartangi’s other potline remains unaffected and in full production. We expect that losses arising from this event, less applicable deductibles, will be covered under our insurance policies. We currently estimate that we will begin resumption of production of the idled potline by the end of April 2026.
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
U.S. Department of Energy Award
On January 10, 2025, the Company entered into a Cooperative Agreement with the U.S. Department of Energy's ("DOE") Office of Clean Energy Demonstrations for up to $500 million in Bipartisan Infrastructure Law and Inflation Reduction Act funding to build a new aluminum smelter as part of the Industrial Demonstrations Program. With the help of this funding, we intend to construct, own and operate together with EGA in Inola, Oklahoma.
Section 45X of the Inflation Reduction Act
On October 24, 2024, the U.S. Treasury Department and the Internal Revenue Service issued final regulations implementing Section 45X of the Inflation Reduction Act (the "IRA"), which provide guidance on rules taxpayers must satisfy to qualify for the advanced manufacturing production tax credit provided by the IRA. The government has incentivized the production of aluminum by offering a tax credit equal to 10% of eligible domestic production costs. Based on the final regulations, we have recognized a receivable and corresponding offset to cost of goods sold and selling, general and administrative expenses. Any changes to the final regulations could result in a subsequent adjustment to the estimated credit as of December 31, 2025.
President Trump signed Public Law No: 119-21, the One Big Beautiful Bill Act (the "Act") into law on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Act removed the exemption for critical minerals related to the phase out of the advanced manufacturing production tax credit under Internal Revenue Code Section 45X of the Inflation Reduction Act of 2022 and final regulations issued in October of 2024. Under the Act, beginning in 2031, the amount of the tax credit will be reduced by 25% each year and reduced to 0% in 2034. Additionally, the Act made changes to, but not limited to, permanently extending bonus depreciation that permits full expensing of qualified property, and changes to limitations on the deductibility of interest expense. The Act did not have a material impact on our financial results for the year ended December 31, 2025. We will continue to evaluate the effects of the Act on our results as further guidance is issued.
Acquisition of 55% interest in Jamalco
On May 2, 2023, our wholly-owned subsidiary, Century Aluminum Jamaica Holdings, Inc., completed the acquisition of all the outstanding share capital of General Alumina Holdings Limited, the holder of a 55% interest in Jamalco, an unincorporated joint venture with the Government of Jamaica through its controlled entity Clarendon Alumina Production Limited. Jamalco is engaged in bauxite mining and alumina refining in Jamaica. The Company's wholly-owned subsidiary, General Alumina Jamaica Limited, is the managing partner of the Jamalco joint venture. Jamalco has alumina production capacity of approximately 1.4 million tonnes. We recognized a bargain purchase gain of $245.9 million in connection to the acquisition within the Consolidated Statements of Operations for the year ended December 31, 2024. Refer to Note 2. Acquisition of Jamalco for further information.
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
5,000
4,800
4,600
4,400
4,200
4,000
3,800
3,600
3,400
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
2020
2021
2022
2023
2024
2025
European Duty Paid (LME price, plus European duty-paid premium)
Midwest Transaction (LME price, plus Midwest premium)
LME price for primary aluminum

During 2025, global, macroeconomic trends continued to impact global LME inventory levels which remain near all-time lows. Low inventory levels, challenged aluminum supply growth and improving global demand for aluminum all led to a supportive pricing environment for aluminum in 2025. The following table summarizes the average price for primary aluminum per tonne for the years ended December 31, 2025, 2024 and 2023.

	December 31,
($ per tonne)	2025	2024	2023
Average LME	$2,630	$2,419	$2,252
Average MWP	$1,295	$427	$512
Average EDPP	$252	$314	$277
Restatement of Prior Period Results
Subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company identified an error in its historical financial statements related to its accounting for the consolidation of its Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The Company determined that corrections to the financial statements for the impacts of this error were required for all impacted prior periods presented in this Annual Report on Form 10-K. Therefore, the Company has reflected these corrections in the consolidated financial statements for the periods presented in this Annual Report on Form 10-K and in the discussion under "- Results of Operations" and "- Liquidity and Capital Resources" below. See Explanatory Note, Note 22. Restatement of Previously Issued Financial Statements and Note 23. Quarterly Financial Information (Unaudited and Restated) for additional information.
Results of Operations
The following discussion for the year ended December 31, 2025 reflects no change in production capacities as compared to the year ended December 31, 2024.
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
Alumina and electrical power represent the two largest components of our cost of goods sold. As a result, the availability of these cost components at competitive prices is critical to the profitability of our operations. The pricing under our alumina supply contracts varies from contract to contract. A major portion of our alumina requirements is indexed to the price of primary aluminum, which provides a natural hedge to one of our largest production costs. We also purchase alumina based on a published alumina index and at fixed prices. The alumina price is influenced by a number of factors, including global supply-demand balance, natural disasters and weather events, and other factors outside of our control. Additionally, with our acquisition of a 55% interest in Jamalco, we secured a long-term supply of alumina and achieved increased transparency and control of our supply chain. The average market alumina index price as a percentage of market LME price per tonne was 15% for 2025, 21% for 2024 and 15% for 2023.
Electrical power is our other largest operating cost. Currently, our Sebree plant receives all of its electricity requirements under a market-based power agreement. Market-based energy prices are driven in large part by the price of coal, natural gas, and other fuel sources, weather influenced reservoir or generation levels for wind, solar and hydro production and weather-influenced electric loads. Extreme weather events, such as that experienced in mid-February 2021 throughout the United States, the low rain levels experienced in Nordic regions during winter 2021, 2022 and 2024, can result in low generation, power outages and/or significant increases in demand, which may result in significant increased power costs incurred in our operations. In December 2023 and August 2024, and again a year later, continued dry and cold conditions led the largest hydro energy company to issue partial curtailment orders across their industrial customers, including our Grundartangi smelter. The end of these curtailments remain subject to weather patterns and reservoir levels in Iceland and other factors. Additionally, extreme geopolitical events, such as the on-going Russia-Ukraine conflict, which led to the cut-off of natural gas supply to Western Europe and increased exports of U.S natural gas as result, may result in significant power costs globally.
Century Aluminum of South Carolina, Inc. ("CASC") has a power supply agreement with Santee Cooper that has an effective term through December 2031. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates. The contract provides sufficient energy to allow Mt. Holly to operate at full production capacity.
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

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Revenue	Tonnes	Revenue	Tonnes	Revenue
	(dollars in millions)
2025	371,708	$1,411.7	275,404	$785.6	647,112	$2,197.3
2024	378,193	$1,076.6	299,774	$793.3	677,967	$1,867.9
2023	389,331	$1,139.0	311,349	$827.0	700,680	$1,966.0
(1)Excludes scrap aluminum, purchased aluminum and alumina sales

	Year Ended December 31,
	2025	2024
		(As Restated)
Net sales
Related parties	$1,365.5	$1,312.1
Other customers	1,162.4	908.2
Total net sales	2,527.9	2,220.3
Gross profit	256.4	172.0
Selling, general and administrative expenses	79.9	56.8
Net (loss) gain on forward and derivative contracts - nonaffiliates	(94.7)	2.5
Net gain (loss) on forward and derivative contracts - affiliates	—	(0.5)
Loss on early extinguishment of debt	(7.7)	—
Bargain purchase gain	—	245.9
Income tax benefit (expense)	13.1	(3.2)
Net income	15.8	306.7
Net loss attributable to noncontrolling interests	(26.0)	(30.1)
Net income attributable to Century stockholders	41.8	336.8
Net sales
Net sales increased by $307.6 million for the twelve months ended December 31, 2025, compared to the same period in 2024, primarily due to favorable realized LME and regional price premiums of $415.9 million, partially offset by decreased third party alumina sales of $54.6 million and unfavorable volume and sales mix of $107.4 million.
Gross profit
Gross profit increased by $84.4 million for the twelve months ended December 31, 2025, compared to the same period in 2024, primarily due to favorable realized LME and regional price premiums of $415.9 million, partially offset by unfavorable raw material price realization of $115.7 million, higher power price realization of $93.0 million, higher other costs of $72.5 million including increased maintenance costs for non-recurring engineering projects, labor expenses associated with the Mt. Holly restart project and ramp up expenses related to the completed Grundartangi casthouse, and unfavorable volume and sales mix of $42.1 million.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $23.1 million for the twelve months ended December 31, 2025 2025 compared to the same period in 2024, primarily due to increases in share-based compensation due to the increase in the Company's stock price year over year. See Note 14. Share-based compensation to the consolidated financial statements included herein for additional information.

Net (loss) gain on forward and derivative contracts - nonaffiliates
Net loss on forward and derivative contracts - nonaffiliates changed by $97.2 million for the twelve months ended December 31, 2025 compared to the same period in 2024, primarily due to an increase in volumes and fluctuations in forward prices related to MWP and LME hedges. See Note 20. Derivatives to the Consolidated Financial Statements included herein for additional information.
Net (loss) gain on forward and derivative contracts - affiliates
Net loss on forward and derivative contracts - affiliates was zero for the twelve months ended December 31, 2025, as there were no related party contracts executed during the period. We realized a net loss of $0.5 million for the twelve months ended December 31, 2024 attributable to LME hedges.
Loss on early extinguishment of debt
Loss on early extinguishment of debt was $7.7 million for the twelve months ended December 31, 2025 due to the redemption of our Senior Secured Notes due 2028 (the "2028 Notes") and the payoff of our Grundartangi Casthouse Facility. There was no loss on early extinguishment of debt in 2024.
Bargain purchase gain
We finalized the purchase accounting as of March 31, 2024 related to the acquisition of General Alumina Holdings Limited and subsidiaries, which was acquired on May 2, 2023, and recognized $245.9 million for the year ended December 31, 2024.
Income tax benefit (expense)
We have a valuation allowance recorded against our net U.S. and Jamaican deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2025. Income tax expense decreased by $16.3 million for the twelve months ended December 31, 2025 compared to the same period in 2024, primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 16. Income Taxes to the Consolidated Financial Statements included herein for additional information.
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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next 12 months. As of December 31, 2025, we had unrestricted cash and cash equivalents of approximately $134.2 million and unused availability under our credit facilities of $283.8 million. Our cash and cash equivalents and unused availability under our revolving credit facilities comprise our liquidity position, which was $418.0 million as of December 31, 2025. Our liquidity position at December 31, 2025 does not reflect the receipt of $200.0 million in cash and restricted cash proceeds from the sale of Hawesville or the termination of the $8.1 million letter of credit under our U.S. revolving credit facility on February 2, 2026. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
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

Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of December 31, 2025, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
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
In connection with our sale of the Hawesville facility, on February 2, 2026, we terminated the letter of credit in the amount of $8.1 million under our U.S. Credit Facility, effectively prepaying the IRBs.
See Note 8. Debt to the consolidated financial statements included herein for additional information on our debt.
Available Cash
Our available cash and cash equivalents balance at December 31, 2025 was $134.2 million compared to $32.9 million at December 31, 2024.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2025, 2024 and 2023 are summarized below:

	Twelve months ended December 31,
(in millions)	2025	2024	2023
		(As Restated)	(As Restated)
Net cash provided by (used in) operating activities	$185.0	$(24.6)	$105.6
Net cash used in investing activities	(100.2)	(80.0)	(57.8)
Net cash provided by (used in) financing activities	15.1	50.0	(13.0)
Change in cash, cash equivalents and restricted cash	$99.9	$(54.6)	$34.8
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The change in net cash provided by operating activities for the year ended December 31, 2025 compared to cash used in operating activities for the year ended December 31, 2024 was driven by a an increase in net income adjusted for noncash items attributable to improved LME and regional premiums, partially offset by an increase in net working capital.
The increase in net cash used in investing activities during 2025 was primarily due to higher capital expenditures associated with the project to restore the remaining curtailed capacity at Mt. Holly and the transformer failure at Grundartangi.
The decrease in net cash provided by financing activities in 2025 compared to net cash provided by financing activities in 2024 was primarily due the early redemption of the 2028 Notes, the extinguishment of the Grundartangi casthouse facility, lower net borrowings on our revolving credit facilities, payment of taxes withheld for share-based compensation and repayment on our Vlissingen Credit facility, mostly offset by proceeds from the issuance of the 2032 Notes.

Share Repurchase Program
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the years ended 2025, 2024, and 2023. As of December 31, 2025, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On January 10, 2025, the Company entered into a Cooperative Agreement with the DOE’s Office of Clean Energy Demonstrations for up to $500 million in Bipartisan Infrastructure Law and Inflation Reduction Act (“Inflation Reduction Act”) funding. With the help of this funding, we intend to construct, own and operate together with EGA in Inola, Oklahoma. See Item 1A. Risk Factors in this Annual Report on Form 10-K for a description of certain risks related to the Cooperative Agreement.
Capital expenditures incurred for the year ended December 31, 2025 were $100.2 million. We estimate our total capital spending in 2026 will be approximately $170 to $180 million related to our ongoing investment and sustainability projects at our plants. This amount includes $60 to $70 million related to repairs at Grundartangi that we expect to be reimbursed by insurance, approximately $45 million representing investments related to the restart of operations at Mt. Holly and approximately $25 million representing investments in our Jamalco facility.
Our material contractual obligations consist of purchase obligations under long-term alumina and power contracts, debt and related interest payments and operating leases. See Note 18. Asset Retirement Obligations, Note 17. Commitments and Contingencies, Note 8. Debt and Note 6. Leases and to the accompanying consolidated financial statements for additional information regarding future maturities of debt and operating leases and obligations under power contracts.
We have certain legal commitments, including obligations related to retiree medical benefits, pension contributions, power supply contracts, and labor agreements. These include a settlement agreement for retiree medical benefits requiring annual payments and power supply arrangements with terms extending through 2036. Our legal commitments also include an immaterial amount due to retirees and the plan administrator related to the termination of our labor contract agreement at Hawesville. We are also a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 17. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of December 31, 2025, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	December 31, 2025	December 31, 2024
Current assets	$646.0	$414.0
Non-current assets	833.7	698.4
Current liabilities	268.2	247.1
Non-current liabilities	607.6	490.4

Twelve months ended December 31, 2025
Net sales	$2,063.6
Gross profit (loss)	334.7
Income (loss) before income taxes	160.2
Net income (loss)	41.8
As of December 31, 2025 and December 31, 2024, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $72.9 million and $40.4 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $509.4 million and $358.1 million, respectively. As of December 31, 2024 and December 31, 2025, there was no intercompany current loan.
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

Weighted Average Discount Rate Assumption for:	2025	2024
Pension plans	6.00%	5.99%
OPEB plans	5.39%	5.62%
A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans as of December 31, 2025:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(13.3)	$14.7
OPEB plans	(2.9)	3.1
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.40% for 2025.
Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and other postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Deferred Income Tax Assets
We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets. We have a valuation allowance of $471.0 million recorded against our net U.S. and Jamaican deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2025.
Property, Plant and Equipment Impairment
We review our property, plant and equipment for impairment whenever events or circumstances indicate that the carrying amount of these assets (or asset group) may not be recoverable. The carrying amount of the assets (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets (or asset group). In that case, an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value of the assets (or asset group), with the fair value determined using a discounted cash flow calculation. These estimates of future cash flows include management’s assumptions about the expected use of the assets (or asset group), the remaining useful life, expenditures to maintain the service potential, market and cost assumptions.
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
President Trump signed Public Law No: 119-21, the One Big Beautiful Bill Act (the "Act") into law on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Act removed the exemption for critical minerals related to the phase out of the advanced manufacturing production tax credit under Internal Revenue Code Section 45X of the Inflation Reduction Act of 2022 and final regulations issued in October of 2024. Under the Act, beginning in 2031, the amount of the tax credit will be reduced by 25% each year and reduced to 0% in 2034. Additionally, the Act made changes to, but not limited to, permanently extending bonus depreciation that permits full expensing of qualified property, and changes to limitations on the deductibility of interest expense. The Act did not have a material impact on our financial results for the year ended December 31, 2025. We will continue to evaluate the effects of the Act on our results as further guidance is issued.
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
Market-Based Power Price Sensitivity
Market-Based Electrical Power Agreements
Sebree has a market-based electrical power agreement with Kenergy and Century Marketer LLC ("Century Marketer"), Century's wholly-owned subsidiary that acts as a MISO market participant. Under this agreement, Century Marketer purchases electrical power on the open market for resale to Kenergy, which then resells the power to Sebree at MISO energy pricing, plus transmission and other costs incurred by them. See Item 1. Business - Key Production Costs - Electrical Power Supply Agreements for additional information about these market-based power agreements.

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
The consumption shown in the table below reflects each operation at 100% production capacity and does not reflect production curtailments.

Electrical power price sensitivity by location:
	Sebree	Mt. Holly	Grundartangi	Total
Expected average load (in megawatts ("MW"))	385	400	543	1,328
Annual expected electrical power usage (in megawatt hours ("MWh"))	3,372,600	3,504,000	4,756,680	11,633,280
Annual cost impact of an increase or decrease of $1 per MWh (in millions)	$3.4	$3.5	$4.8	$15.9
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
Fair Values and Sensitivity Analysis
The following tables present the fair values of our derivative assets and liabilities as of year-end 2025 and 2024 and the effect on the fair value of a hypothetical ten percent (10%) adverse change in the market prices in effect at December 31, 2025 and 2024. Our risk management activities do not include any trading or speculative transactions.

	Asset Fair Value		Asset Fair Value with 10% Adverse Price Change
	2025	2024	2025	2024
Commodity contracts (1)	$1.9	$4.5	$1.6	$(3.7)
Foreign exchange contracts (2)	—	—	—	—
Total	$1.9	$4.5	$1.6	$(3.7)

	Liability Fair Value		Liability Fair Value with 10% Adverse Price Change
	2025	2024	2025	2024
Commodity contracts (1)	$66.0	$4.4	$92.0	$(0.2)
Foreign exchange contracts (2)	—	—	—	—
Total	$66.0	$4.4	$92.0	$(0.2)
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, fixed for floating swaps, HFO price swaps and Indiana Hub power price swaps.
(2)Foreign exchange contracts reflect our outstanding FX swaps and the casthouse currency hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Restatement of the Financial Statements
As discussed in Notes 1 and 22 to the financial statements, the accompanying 2024 and 2023 financial statements have been restated for the correction of a misstatement.
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
Income Taxes - Refer to Note 1 and Note 16 to the financial statements
Critical Audit Matter Description
The Company regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the Consolidated Statements of Operations and net deferred tax assets are adjusted accordingly. Future changes in tax laws, statutory tax rates and taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, the Company would be required to write-off the remaining deferred tax asset and increase the tax provision.

We identified management’s determination that it is more likely than not that the U.S. deferred tax assets will not be realized as a critical audit matter because of the significant judgments and estimates management makes in evaluating the positive and negative evidence, including future taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s significant judgments and estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of the U.S. valuation allowance included the following, among others:
•We tested the effectiveness of internal controls over deferred tax assets, including controls related to management’s determination of whether or not it is more likely than not that the deferred tax assets may not be recoverable.
•Obtained an understanding of management’s process to assess the U.S. deferred tax assets for realizability including how management analyzed its significant assumptions’ sensitivity to change.
•Evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.
•With the assistance of our income tax specialists, we evaluated the positive and negative evidence used in management’s assessment including but not limited to the following:

◦Considering industry conditions, commodity price trends and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation, historical fluctuations in market prices of the revenue-generating commodity, future market prices, or other factors that may impact the realizability of the deferred tax assets.

◦Considering management’s history of carrying out its stated plans.

◦Evaluating whether management’s judgments and estimates were consistent with evidence obtained in other areas of the audit.

◦Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would indicate management’s assumptions are not reasonable.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 3, 2026
We have served as the Company's auditor since 1992.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Century Aluminum Company
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.
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

Management identified deficiencies in the design and operating effectiveness of (1) business process level controls at its Jamalco joint venture, including reconciliation controls and insufficient review controls related to inventories, accounts payable, accrued expenses, cost of goods sold and property, plant, and equipment, and (2) financial reporting controls over the consolidation of the Jamalco joint venture. These deficiencies constitute a material weakness in internal control over financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 3, 2026

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
	Year Ended December 31,
	2025	2024	2023
		(As Restated)	(As Restated)
Net sales
Related parties	$1,365.5	$1,312.1	$1,612.1
Other customers	1,162.4	908.2	573.3
Total net sales	2,527.9	2,220.3	2,185.4
Cost of goods sold(1)	2,271.5	2,048.3	2,097.8
Gross profit	256.4	172.0	87.6
Selling, general and administrative expenses	79.9	56.8	44.3
Other operating expenses - net	18.4	6.8	15.8
Operating income	158.1	108.4	27.5
Interest expense - nonaffiliates	(41.9)	(36.4)	(33.7)
Interest expense - affiliates	(5.8)	(6.7)	(1.8)
Interest income	9.2	2.1	2.0
Net (loss) gain on forward and derivative contracts - nonaffiliates	(94.7)	2.5	(62.4)
Net gain (loss) on forward and derivative contracts - affiliates	—	(0.5)	0.6
Loss on early extinguishment of debt	(7.7)	—	—
Bargain purchase gain	—	245.9	—
Other expense - net	(14.5)	(5.5)	(3.3)
Income (loss) before income taxes	2.7	309.8	(71.1)
Income tax benefit (expense)	13.1	(3.2)	14.6
Income (loss) before equity in earnings of joint ventures	15.8	306.6	(56.5)
Equity in earnings (losses) of joint ventures	—	0.1	(0.1)
Net income (loss)	15.8	306.7	(56.6)
Net loss attributable to noncontrolling interests	(26.0)	(30.1)	(13.5)
Net income (loss) attributable to Century stockholders	41.8	336.8	(43.1)
Less: Net income allocated to participating securities	1.8	17.9	—
Net income (loss) allocated to common stockholders	$40.0	$318.9	$(43.1)
(1) Including purchases from related party of $294.0 million, $277.9 million and $181.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Net income (loss) attributable to Century stockholders per common share:
Basic	$0.42	$3.44	$(0.47)
Diluted	$0.42	$3.27	$(0.47)
Weighted-average common shares outstanding:
Basic	94.2	92.8	92.4
Diluted	95.3	98.4	92.4

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
	Year Ended December 31,
	2025	2024	2023
		(As Restated)	(As Restated)
Comprehensive income (loss):
Net income (loss)	$15.8	$306.7	$(56.6)
Other comprehensive income (loss) before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(0.1)	(0.2)	(0.1)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	42.0	(13.1)	(19.2)
Amortization of prior service benefit during the period	0.2	0.2	0.1
Amortization of net gain (loss) during the period	6.0	6.5	6.2
Other comprehensive income (loss) before income tax effect	48.1	(6.6)	(13.0)
Income tax effect	—	—	—
Other comprehensive income (loss)	48.1	(6.6)	(13.0)
Comprehensive income (loss)	63.9	300.1	(69.6)
Comprehensive loss attributable to noncontrolling interests	(26.0)	(31.3)	(22.6)
Comprehensive income (loss) attributable to Century stockholders	$89.9	$331.4	$(47.0)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
	December 31,
	2025	2024
		(As Restated)
ASSETS
Cash and cash equivalents	$134.2	$32.9
Restricted cash	1.4	2.8
Accounts receivable - net	109.9	75.8
Non-trade receivables	38.1	21.3
Due from affiliates	29.6	25.1
Manufacturing credit receivable	172.6	81.5
Inventories	519.6	539.0
Derivative assets	1.5	4.2
Prepaid and other current assets	24.4	28.3
Total current assets	1,031.3	810.9
Property, plant and equipment - net	1,167.6	1,149.8
Manufacturing credit receivable - less current portion	—	70.4
Other assets	70.4	88.9
TOTAL	$2,269.3	$2,120.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$187.2	$187.3
Accrued compensation and benefits	74.4	50.8
Due to affiliates	70.8	109.3
Accrued and other current liabilities	35.6	44.6
Derivative liabilities	58.2	4.4
Carbon credit repurchase liability	28.6	—
Current maturities of long-term debt	68.8	70.9
Total current liabilities	523.6	467.3
Long-term debt	479.5	447.3
Long-term debt due to affiliates	—	10.0
Accrued benefits costs - less current portion	97.7	144.9
Other liabilities	104.9	92.6
Deferred taxes	58.4	71.2
Asset retirement obligations - less current portion	75.3	81.3
Total noncurrent liabilities	815.8	847.3
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 9)	0.0	0.0
Common stock (Note 9)	1.1	1.0
Additional paid-in capital	2,571.5	2,550.2
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(55.2)	(103.3)
Accumulated deficit	(1,625.5)	(1,667.2)
Total Century shareholders’ equity	805.6	694.4
Noncontrolling interest	124.3	111.0
Total equity	929.9	805.4
TOTAL	$2,269.3	$2,120.0

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2025	2024	2023
		(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15.8	$306.7	$(56.6)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Unrealized loss (gain) on derivative instruments	62.8	(5.0)	87.1
Depreciation, depletion and amortization	91.8	86.7	79.0
Share-based compensation	47.0	15.4	6.6
Loss on early extinguishment of debt	7.7	—	—
Change in deferred tax provision	(13.7)	(1.3)	(30.8)
Gain on sale of assets	—	(2.3)	—
Bargain purchase gain	—	(245.9)	—
Force majeure settlement	—	(12.3)	—
Lower of cost or NRV inventory adjustment	8.6	2.3	—
Net periodic benefit cost	12.1	15.7	13.5
Other non-cash items - net	7.4	(4.1)	(16.7)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	(24.0)	(18.3)	36.9
Non-trade receivables	(2.1)	23.3	4.1
Manufacturing credit receivable	(20.7)	(92.6)	(59.3)
Due from affiliates	(4.5)	(4.9)	(15.5)
Inventories	10.8	(64.3)	25.8
Prepaid and other current assets	3.8	1.0	2.9
Accounts payable, trade	1.4	(50.6)	(19.4)
Due to affiliates	(13.2)	26.1	51.7
Accrued and other current liabilities	11.6	4.0	—
Ravenswood retiree medical settlement	(2.0)	(2.0)	(2.0)
PBGC settlement	(2.4)	(0.3)	(4.5)
Other - net	(13.2)	(1.9)	2.8
Net cash provided by (used in) operating activities	185.0	(24.6)	105.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100.2)	(82.3)	(95.0)
Proceeds from sale of property, plant and equipment	—	2.3	25.7
Acquisition of subsidiary net of cash acquired	—	—	11.5
Net cash used in investing activities	(100.2)	(80.0)	(57.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2028	(250.0)	—	—
Early redemption premiums paid	(4.7)	—	—
Proceeds from issuance of Senior Notes due 2032	400.0	—	—
Payment of deferred financing fees	(6.3)	—	—
Borrowings under revolving credit facilities	883.2	735.4	656.9
Repayments under revolving credit facilities	(876.1)	(705.1)	(758.2)
Repayments under Iceland term facility	—	(1.2)	(13.5)
Borrowings under Grundartangi casthouse debt facility	—	25.0	55.0
Repayments under Grundartangi casthouse debt facility	(123.2)	(6.8)	—
Borrowings under Vlissingen facility agreement	—	—	10.0
Repayments under Vlissingen facility agreement	(10.0)	—	—
Contributions from joint venture partner	19.9	12.7	—
Payments related to tax withholding for share-based compensation	(17.5)	—	—
Carbon credit proceeds	28.1	—	36.8
Carbon credit repayments	(28.3)	(10.0)	—
Net cash provided by (used in) financing activities	15.1	50.0	(13.0)
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	99.9	(54.6)	34.8
Cash, cash equivalents and restricted cash, beginning of year	35.7	90.3	55.5
Cash, cash equivalents and restricted cash, end of year	$135.6	$35.7	$90.3

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2025	2024	2023
		(As Restated)	(As Restated)

Supplemental Cash Flow Information:
Cash paid for:
Interest	$36.6	$36.0	$35.2
Income taxes, net of refunds	4.8	14.5	5.9
Non-cash investing activities:
Capital expenditures	19.5	12.3	10.7
Capitalized interest	—	3.4	6.0

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except shares)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling interest	Total equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	53,854	—	92,323,978	$1.0	$2,539.6	$(86.3)	$(94.0)	$(1,961.0)	$399.3	$—	$399.3
Net loss	—	—	—	—	—	—	—	(43.1)	(43.1)	(13.5)	(56.6)
Other comprehensive loss	—	—	—	—	—	—	(3.9)	—	(3.9)	(9.1)	(13.0)
Share-based compensation	—	—	208,867	—	3.3	—	—	—	3.3	—	3.3
Conversion of preferred stock to common stock	(1,570)	—	157,019	—	—	—	—	—	—	—	—
Noncontrolling interest of business acquired[1]	—	—	—	—	—	—	—	—	—	170.2	170.2
Balance, December 31, 2023 (As Restated)	52,284	—	92,689,864	$1.0	$2,542.9	$(86.3)	$(97.9)	$(2,004.1)	$355.6	$147.6	$503.2
Net income (loss)	—	—	—	—	—	—	—	336.8	336.8	(30.1)	306.7
Other comprehensive loss	—	—	—	—	—	—	(5.4)	—	(5.4)	(1.2)	(6.6)
Share-based compensation	—	—	341,771	—	7.3	—	—	—	7.3	—	7.3
Conversion of preferred stock to common stock	(2,569)	—	256,930	—	—	—	—	—	—	—	—
Noncontrolling interest of business acquired[1]	—	—	—	—	—	—	—	—	—	(5.3)	(5.3)
Balance, December 31, 2024 (As Restated)	49,715	—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$111.0	$805.3
Net income (loss)	—	—	—	—	—	—	—	41.8	41.8	(26.0)	15.8
Other comprehensive income (loss)	—	—	—	—	—	—	48.1	—	48.1	—	48.1
Share-based compensation	—	—	708,933	—	21.3	—	—	—	21.3	—	21.3
Conversion of preferred stock to common stock	(49,715)	—	4,971,509	0.1	—	—	—	—	0.1	—	0.1
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	39.3	39.3
Balance, December 31, 2025	—	$—	98,969,007	$1.1	$2,571.5	$(86.3)	$(55.2)	$(1,625.5)	$805.6	$124.3	$929.9
	1 In 2023 the Company acquired a 55% interest in a joint venture, Jamalco. See Note 2 to the notes to the consolidated financial statements for additional information

See notes to consolidated financial statements.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

1.    Summary of Significant Accounting Policies
Organization — Century Aluminum Company ("Century Aluminum," "Century," the "Company", "we", "us", "our" or "ours") is a holding company, whose principal subsidiaries are Nordural ehf (together with its subsidiaries, "Nordural"), Century Aluminum Sebree LLC ("Century Sebree"), Century Aluminum of South Carolina, Inc. ("CASC") and Century Kentucky, Inc. ("CAKY"). Nordural Grundartangi ehf, a subsidiary of Nordural, operates a primary aluminum smelter in Grundartangi, Iceland ("Grundartangi"). Century Sebree operates a primary aluminum smelter in Robards, Kentucky ("Sebree"). CASC operates a primary aluminum smelter in Goose Creek, South Carolina ("Mt. Holly"). CAKY owned a primary aluminum smelter in Hawesville, Kentucky ("Hawesville"), which was sold on February 2, 2026. See Note 24. Subsequent Events for additional information on the sale.
In addition to our primary aluminum assets, we have a 55% joint venture interest in the Jamalco bauxite mining operation and alumina refinery in Jamaica ("Jamalco"). The Jamalco refinery supplies a substantial amount of the alumina used for production of primary aluminum at our aluminum smelter in Grundartangi, Iceland. Additionally, our subsidiary, Century Aluminum Vlissingen B.V., owns and operates a carbon anode production facility located in Vlissingen, the Netherlands ("Vlissingen"). Carbon anodes are used in the production of primary aluminum, and Vlissingen currently supplies carbon anodes to Grundartangi.
As of December 31, 2025, Glencore owns 36.4% of Century’s outstanding common stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions. See Note 4. Related Party Transactions.
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
Variable Interest Entities - We evaluate arrangements and contracts with other entities to determine if they are VIEs and if we are the primary beneficiary. U.S. GAAP provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interest, and results of activities of a VIE in its consolidated financial statements.
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.
Accounts Receivable and Due from Affiliates — These amounts are net of an immaterial allowance for expected losses.
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
Property, Plant and Equipment — Property, plant and equipment is stated at cost. Additions and improvements are capitalized when each asset is placed into service. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in Other expense - net. Maintenance and repairs are expensed as incurred. Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:
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
Impairment of long-lived assets — The Company reviews property, plant and equipment and right of use assets ("long-lived assets") for impairment whenever events or changes in circumstances, known as triggering events, indicate that the carrying amount of a long-lived asset or an asset group may not be recoverable. Management considers various factors when determining if long-lived assets should be evaluated for impairment, including a significant adverse change in the business climate or industry conditions (such as sustained decreases in commodity prices, volatility in energy costs, and the global economy), a current period operating or cash flow loss combined with a history of losses, a significant adverse change in the extent or manner in which an asset is used or a current expectation that the asset will be sold or otherwise disposed of before the end of its useful life. If a triggering event is identified, the Company determines if the long-lived asset or asset group is recoverable. Recoverability is measured by comparison of the carrying amount of a long-lived asset or asset group held and used to estimate undiscounted future net cash flows expected to be generated by the long-lived asset or asset group. Impairment evaluation and fair value is based on estimates and assumptions that take into account our business plans and a long-term investment horizon, including consideration of commodity pricing, energy costs and other global economic conditions which may have an adverse effect on recoverability. If deemed unrecoverable, an impairment loss would be recognized for the amount by which the carrying amount exceeds the estimated fair value of the long-lived asset or asset group.
Leases — We enter into operating lease contracts, as assessed at the inception of the arrangement, for real estate, automobiles, and mobile equipment. We use our incremental borrowing rate as the basis for the discount rate used to calculate the right of use asset ("ROUA") and lease liability. The incremental borrowing rate is determined on a lease-by-lease basis. The terms of our leases vary, including the lease term and the ability to renew or extend certain leases. As part of determining the lease term and potential extensions for purposes of calculating the ROUA and lease liability, we consider our historical practices related to renewal of certain leases. We have made a policy election not to separate lease and non-lease components within contracts. We have also elected not to recognize the impact of short term leases in the ROUA and lease liability balances. Short term leases are leases that have a lease term less than one year and do not include a purchase option.
Income Taxes — We account for income taxes using the asset and liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating our ability to realize deferred tax assets, we use judgment to

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
determine if it is more likely than not that some portion or all of a deferred tax asset will not be realized, and if a corresponding valuation allowance is required.
Defined Benefit Pension and Other Postretirement Benefits — We sponsor defined benefit pension and Other Postretirement Benefit ("OPEB") plans for certain of our domestic hourly and salaried employees and a supplemental executive retirement benefit plan for certain current and former executive officers. Plan assets and obligations are measured annually or more frequently if there is a re-measurement event, based on the Company’s measurement date utilizing various actuarial assumptions. We attribute the service costs for the plans over the working lives of plan participants. The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. Actuarial gains or losses are recorded in Accumulated other comprehensive income (loss). Net periodic benefit cost is a component of Cost of goods sold; Selling, general and administrative expenses and Other expense - net.
We contribute to our defined benefit pension plans based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements.
Postemployment Benefits — We provide certain postemployment benefits to certain former and inactive employees and their dependents during the period following employment but before retirement. These benefits include salary continuance, supplemental unemployment and disability health care. We recognize the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee. Net periodic benefit cost is a component of Cost of goods sold; Selling, general and administrative expenses and Other expense - net.
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
Derivative and hedging instruments are recorded in Derivative assets, Other assets, Derivative liabilities and Derivative liabilities - less current portion in the Consolidated Balance Sheets at fair value. We value our derivative and hedging instruments using quoted market prices and other significant unobservable inputs.
We recognize changes in fair value and settlements of derivative instruments in Net (loss) gain on forward and derivative contracts - nonaffiliates and Net gain (loss) on forward and derivative contracts - affiliates in the Consolidated Statements of Operations as they occur.
Unrealized gains on forward and derivative contracts are reported as part of cash flows from operations in the Consolidated Statements of Cash Flows.
Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Euro and the Icelandic krona ("ISK"), and the Chinese renminbi. Grundartangi, Vlissingen and Jamalco use the U.S. dollar as their functional currency, as contracts for sales of aluminum and alumina and purchases of alumina and power are denominated in U.S. dollars. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in Other expense - net in the Consolidated Statements of Operations.
Financial Instruments — Receivables, certain life insurance policies, payables, borrowings under revolving credit facilities and debt related to industrial revenue bonds ("IRBs") are carried at amounts that approximate fair value.
Earnings per share — Basic earnings (loss) per share ("EPS") amounts are calculated by dividing Net income (loss) allocated to common stockholders by the weighted average number of common shares outstanding using the two-class method.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Diluted EPS is calculated by dividing Net income (loss) allocated to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares are calculated using the more dilutive of either the if-converted or two-class methods.
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
Concentrations of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables. Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers and collectability of our trade receivables and recognize an allowance based on our estimate of lifetime expected credit losses in accordance with the current expected credit loss model.
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
Reclassification — Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These immaterial reclassifications had no effect on the previously reported net income or net cash flows.
Restatement of Financial Statements
Subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company identified an error in its historical financial statements related to its accounting for the consolidation of its Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The Company determined that corrections to the financial statements for the impacts of this change were required for all impacted prior periods presented in this Form 10-K. Therefore, the Company has reflected these corrections in the consolidated financial statements for the periods presented in this Form 10-K and the consolidated financial statements previously included in each of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025. Additionally, current and prior period amounts in the applicable notes to the consolidated financial statements have been corrected. See Note 22. Restatement of Previously Issued Financial Statements and Note 23. Quarterly Financial Information (Unaudited and Restated).
Recent accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance for the 2025 annual reporting period on a prospective basis, resulting in additional disclosures within Note 16. Income Taxes.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40m as amended by ASU 2025-01): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We do not expect any impact to the consolidated financial statements, but the standard will require certain additional disclosures in the notes to the consolidated financial statements and the Company plans to adopt this guidance for the annual period ending December 31, 2027.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance on the recognition, measurement and presentation of government grants. The new standard is effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company has previously analogized to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, to account for refundable tax credits as an income grant. The Company's policy on income grants under IAS 20 aligns with the updated guidance, and the Company does not expect a material effect on its consolidated financial statements upon adoption.
2.    Acquisition of Jamalco
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table summarizes the estimated fair value of identified assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition:

Purchase price allocation	Amount
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$19.4
Restricted cash	8.3
Accounts receivable - net	7.7
Non-trade receivables	40.4
Inventories	103.9
Prepaid and other current assets	4.2
Property, plant and equipment	375.6
Other assets	26.3
Accounts payable, trade	(94.6)
Accrued and other current liabilities	(29.5)
Other liabilities	(36.5)
Asset retirement obligations	(36.0)
Total identifiable assets acquired and liabilities assumed	389.2
Less: noncontrolling interest	143.3
Bargain purchase gain	$245.9
For the twelve months ended December 31, 2023, Jamalco contributed $150.3 million to our total revenues and a loss of $45.4 million to our total earnings. In connection with the acquisition, the Company incurred approximately $1.4 million of transaction costs for the twelve months ended December 31, 2023, which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
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

	Year Ended December 31,
	2023	2022
Revenue	$2,235.1	$2,831.0
Earnings	$(50.2)	$(33.1)
3.    Curtailment of Operations - Hawesville
In August 2022, we fully curtailed production at the Hawesville facility.
For the year ended December 31, 2024, we incurred curtailment charges of $6.8 million. These charges were partially offset by income related to scrap and materials sales of $0.5 million. Comparatively, for the year ended December 31, 2023, we incurred curtailment charges of $16.6 million, including $9.0 million related to demand capacity charges for power. These charges were partially offset by income related to scrap and material sales of $1.7 million. For the year ended December 31, 2025, we incurred no additional curtailment charges or income.
On February 2, 2026, we completed the sale of Hawesville. See Note 24. Subsequent Events for additional information on sales to the sale.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
4.    Related Party Transactions
The significant related party transactions occurring during the years ended December 31, 2025, 2024 and 2023 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore ownership
As of December 31, 2025, Glencore plc and its affiliates (together "Glencore") beneficially owned 36.4% of Century’s outstanding common stock. In November 2025, Glencore sold 9,000,000 shares of Century's common stock. Due to the sale and in accordance with automatic conversion features of the Series A Convertible Preferred Stock, the remaining Series A Convertible Preferred Stock held by Glencore was converted into common stock. Century and Glencore enter into various transactions from time to time such as the purchase and sale of primary aluminum, purchase and sale of alumina and other raw materials, tolling agreements as well as forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the years ended December 31, 2025, 2024 and 2023 we derived approximately 54.0%, 59.1% and 73.8% of our consolidated sales from Glencore, respectively.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the LME plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the years ended December 31, 2025, 2024 and 2023 we recorded $206.6 million, $191.3 million, and $191.7 million of revenue related to alumina sales to Glencore, respectively.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during 2025 were priced based on published alumina and aluminum indices as well as fixed prices.
Financial contracts with Glencore
From time to time, we enter into certain financial contracts with Glencore. See Note 20. Derivatives regarding these forward financial sales contracts.
Summary
A summary of the aforementioned significant related party sales and purchases for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Net sales to Glencore	$1,365.5	$1,312.1	$1,612.1
Purchases from Glencore (1)	294.0	277.9	181.4
(1)Includes settlements of financial contract positions.

Table of Contents    CENTURY ALUMINUM COMPANY
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
On December 2023, Grundartangi also entered into a second structured repurchase agreement with Glencore pursuant to which it sold 40,000 Carbon Credits at a price of €69.30 per Carbon Credit and agreed to repurchase the same number of Carbon Credits at a price of €70.71 per Carbon Credit for an aggregate amount of €2.8 million (the "Second Carbon Credit Agreement"). In March 2024 and August 2024, the Second Carbon Credit Agreement was amended to (i) increase the number of Carbon Credits subject to the Second Carbon Agreement by 19,300 credits, (ii) extend the repurchase window from March 2024 to August 2024 with respect to all 59,300 Carbon Credits and (iii) revise the purchase price to €186.74 per Carbon Credit, for an aggregate amount of €11.1 million. In August 2024, all 59,300 Carbon Credits subject to the Second Carbon Credit Agreement were settled in full.
Due to the repurchase element of these transactions, the Company retained substantially all of the remaining benefits of the assets and has accounted for the transaction as a financing arrangement in accordance with Revenue from Contracts with Customers Topic of the FASB ASC 606.
5.    Revenue
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Contract liabilities are recorded when cash payments are received or due in advance of performance. As of December 31, 2025, and 2024, amounts recorded in Due to affiliates were $31.2 million and $41.2 million, respectively.
We disaggregate our revenue by geographical region as follows:

	Year ended December 31,
Net Sales	2025	2024	2023
United States	$1,734.7	$1,427.0	$1,358.6
Iceland	793.2	793.3	826.8
Total	$2,527.9	$2,220.3	$2,185.4
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Net Sales	2025	2024	2023
Aluminum	$2,244.2	$1,882.1	$1,972.6
Alumina	283.7	338.2	212.8
Total	$2,527.9	$2,220.3	$2,185.4
6.    Leases
We are a lessee in various agreements for the lease of office space, land, automobiles, and mobile equipment. All of our leases are considered operating leases. The weighted average remaining lease term for our operating leases was 9.2 years as of December 31, 2025 and 10.1 years as of December 31, 2024. Certain lease payment amounts are variable in nature and change periodically based on the local market consumer price index. The weighted average discount rate for our operating leases was 7.4% as of December 31, 2025 and 7.5% as of December 31, 2024.
Our ROUA and lease liability balances for the years ended December 31, 2025 and December 31, 2024 were as follows:

	December 31,
	2025	2024
ROUA(1)	$24.4	$21.0

Lease liability - current(2)	2.6	3.0
Lease liability - non-current(3)	22.0	18.7
Total lease liability	$24.6	$21.7
(1)ROUA was recorded as part of Other Assets within non-current assets at December 31, 2025 and 2024.
(2)Lease liability - current was recorded as part of Accrued and other current liabilities within current liabilities at December 31, 2025 and 2024.
(3)Lease liability - non-current was recorded as part of Other liabilities within non-current liabilities at December 31, 2025 and 2024.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The undiscounted maturities of our operating lease liability balances as of December 31, 2025 are as follows:

Year
2026	$4.3
2027	3.7
2028	3.6
2029	3.5
2030	3.3
Thereafter	16.8
Total	35.2
Less: Interest	(10.6)
Lease liability	$24.6
During 2025 and 2024, we entered into new lease obligations, which resulted in $3.7 million and $2.0 million of additional right of use assets, respectively.
Total operating expense includes the following:

	December 31,
	2025	2024	2023
Operating leases expense	$5.6	$5.3	$4.9
Short term lease expense	3.3	3.2	0.6
Total(1)	$8.9	$8.5	$5.5
(1)Total lease expense is included in Cost of goods sold and Selling, general, and administrative expenses on the Consolidated Statements of Operations.
We had cash outflows of $5.3 million, $5.0 million and $4.6 million for amounts included in the lease liability balance at the beginning of the year related to our operating leases for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$122.3	$—	$—	$122.3
Trust assets(1)	0.1	—	—	0.1
Derivative instruments	—	1.9	—	1.9
TOTAL	$122.4	$1.9	$—	$124.3
LIABILITIES:
Derivative instruments	—	66.0	—	66.0
TOTAL	$—	$66.0	$—	$66.0

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$7.9	$—	$—	$7.9
Trust assets(1)	0.3	—	—	0.3
Derivative instruments	—	4.5	—	4.5
TOTAL	$8.2	$4.5	$—	$12.7
LIABILITIES:
Derivative instruments	—	4.4	—	4.4
TOTAL	$—	$4.4	$—	$4.4
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
As of the years ending December 31, 2025, and December 31, 2024, there were no Level 3 assets and liabilities.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
8.    Debt

	December 31,
	2025	2024
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7.8	$7.8
U.S. Revolving Credit Facility(2)	—	20.0
Iceland Revolving Credit Facility(3)	61.0	34.0
Grundartangi Casthouse Facility	—	9.0
Debt classified as non-current liabilities:
Grundartangi Casthouse Facility	—	114.2
Vlissingen Facility Agreement(4)	—	10.0
7.5% senior secured notes due April 1, 2028	—	248.1
2.75% convertible senior notes due May 1, 2028, net of financing fees of $0.8 million at December 31, 2025, interest payable semiannually	85.5	85.1
6.875% senior secured notes due August 1, 2032, net of financing fees of $5.9 million at December 31, 2025, interest payable semiannually	394.0	—
Total	$548.3	$528.2
(1)The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The interest rate at December 31, 2025 was 3.45%.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2025 was 7.25%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2025 was 7.23%.
(4)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at December 31, 2025 was 7.56%
6.875% Senior Secured Notes due 2032
General. On July 22, 2025, we issued $400.0 million in aggregate principal amount of 6.875% senior secured notes due 2032 (the "Notes"). We received proceeds of $393.7 million, after payment of certain financing fees and related expenses.
Interest Rate. The 2032 Notes bear interest semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026, at a rate of 6.875% per annum in cash.
Maturity. The 2032 Notes mature on August 1, 2032.
Seniority. The 2032 Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of collateral.
Guaranty. Our obligations under the 2032 Notes are guaranteed by all of our existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”), except for foreign owned holding companies, any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries and certain immaterial subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantor Subsidiaries, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor Subsidiaries but effectively senior to unsecured debt to the extent of the value of collateral.
Collateral. Our obligations under the 2032 Notes and the Guarantor Subsidiaries' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):
(i) all of our and the Guarantor Subsidiaries' property, plant and equipment (other than certain excluded property);
(ii) all equity interests in subsidiaries directly owned by Century or any Guarantor Subsidiaries; and
(iii) proceeds of the foregoing.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Under certain circumstances, the indenture and the security documents governing the 2032 Notes will permit us and the Guarantors to incur additional debt that also may be secured by liens on the collateral that are equal to or have priority over the liens securing the 2032 Notes. The collateral agent for the 2032 Notes will agree with the collateral agent for the other debt holders and us under such circumstances to enter into an intercreditor agreement that will cause the liens securing the 2032 Notes to be contractually subordinated to the liens securing such additional debt.
Redemption Rights. Prior to August 1, 2028, we may redeem the 2032 Notes, in whole or in part, at a redemption price equal to 100.00% of the principal amount plus a make-whole premium and accrued and unpaid interest, and if redeemed during the twelve-month period beginning on August 1 of the years indicated below, at the following redemption prices plus accrued and unpaid interest:

Year	Percentage
2028	103.438%
2029	101.719%
2030 and Thereafter	100.000%
Upon a change of control (as defined in the indenture governing the 2032 Notes), we will be required to make an offer to purchase the 2032 Notes at a purchase price equal to 101% of the outstanding principal amount of the 2032 Notes on the date of the purchase, plus accrued and unpaid interest to, but not including, the date of purchase.
Covenants. The indenture governing the 2032 Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) incur additional liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
Fair Value. As of December 31, 2025, the total estimated fair value of the 2032 Notes was $412.5 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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

Table of Contents    CENTURY ALUMINUM COMPANY
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
As of December 31, 2025, the if-converted value of the Convertible Notes exceeded the outstanding principal amount.
Fair Value. As of December 31, 2025, the total estimated fair value of the Convertible Notes was $181.9 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At December 31, 2025, there were no outstanding borrowings and $50.5 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	December 31, 2025
Credit facility maximum amount	$250.0
Borrowing availability	205.3
Outstanding letters of credit issued	50.5
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	154.8
Borrowing Base. The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of the Borrower's accounts receivable and inventory which meet the eligibility criteria.

Table of Contents    CENTURY ALUMINUM COMPANY
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., as amended (the "Iceland revolving credit facility") which provides for borrowings of up to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At December 31, 2025, there was $61.0 million in outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility has a term through December 2026.

Status of our Iceland revolving credit facility:	December 31, 2025
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	61.0
Borrowing availability, net of outstanding letters of credit and borrowings	39.0
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

Table of Contents    CENTURY ALUMINUM COMPANY
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
Grundartangi Casthouse Facility
In October 2025, we fully repaid all outstanding borrowings under the Casthouse Facility, which totaled $116.4 million in outstanding borrowings and $1.9 million in interest. As a result, the Casthouse Facility has been extinguished, and we recorded a $1.5 million loss on early extinguishment of debt, consisting of a write-off of deferred financing costs.
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90 million in one or more loans. As of December 31, 2025, there was no outstanding borrowings under the Vlissingen Facility Agreement.
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
Covenant Compliance
As of December 31, 2025, we and our subsidiaries were in compliance with all financial covenants or maintained availability above applicable covenant triggers.
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of December 31, 2025, we had issued surety bonds totaling $6.6 million. As we had previously guaranteed our workers' compensation obligations through issuance of letters of credit against our revolving credit facility, the surety bond issuance increases credit facility availability.
9.    Shareholders' Equity
Common Stock
As of December 31, 2025 and 2024, we had 195,000,000 shares of common stock, $0.01 cent par value, authorized under our Restated Certificate of Incorporation, of which 106,155,528 shares were issued and 98,969,007 shares were outstanding at December 31, 2025; 100,475,086 shares were issued and 93,288,565 shares were outstanding at December 31, 2024.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.
Preferred Stock
As of December 31, 2025 and 2024, we had 5,000,000 shares of preferred stock, $0.01 cent par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.
Series A Convertible Preferred Stock
Shares Authorized and Outstanding. In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock. Glencore held all of the issued and outstanding Series A Convertible Preferred Stock. At December 31, 2024, 49,715 shares were outstanding. In November 2025, Glencore sold 9,000,000 shares of our common stock. Due to the sale, and in accordance with automatic conversion features of the Series A Convertible Preferred Stock, the remaining Series A Convertible Preferred Stock held by Glencore were converted into common stock. As of December 31, 2025, there were no shares outstanding. The conversion of preferred to common shares was 100 shares of common for each share of preferred stock. Our Series A Convertible Preferred Stock had a par value of $0.01 per share.
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Through December 31, 2025, we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of December 31, 2025.
10.    Inventories
Inventories, at December 31, consist of the following:

	2025	2024
Raw materials	$161.5	$180.8
Work-in-process	52.2	52.1
Finished goods	36.5	74.6
Operating and other supplies	269.4	231.5
Inventories	$519.6	$539.0
For the year ended December 31, 2025, we recorded an inventory markdown of $8.4 million within Other operating expenses - net related to inventory at Hawesville that was sold during the first quarter of 2026 at a price below its carrying value.
11.    Property, Plant and Equipment
Property, plant and equipment, at December 31, consist of the following:

	2025	2024
Land and improvements	$174.0	$167.1
Mineral Reserves	63.0	63.0
Buildings and improvements	782.6	421.4
Machinery and equipment	1,360.1	1,711.5
Asset Retirement Obligation	86.0	63.7
Construction in progress	114.2	44.7
	2,579.9	2,471.4
Less accumulated depreciation, amortization and depletion	(1,412.3)	(1,321.6)
Property, plant and equipment - net	$1,167.6	$1,149.8
For the years ended December 31, 2025, 2024 and 2023, we recorded depreciation, amortization and depletion expense of $91.8 million, $86.7 million, and $79.0 million, respectively.
12.    Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL	2025	2024
Defined benefit plan liabilities	$(58.7)	$(107.0)
Unrealized gain on financial instruments	1.2	1.4
Other comprehensive loss before income tax effect	(57.5)	(105.6)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(55.2)	$(103.3)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	2025	2024
Defined benefit plan liabilities	$2.6	$2.6
Unrealized loss on financial instruments	(0.3)	(0.3)

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain (loss) on financial instruments	Total, net of tax
Balance, December 31, 2022	$(95.6)	$1.6	$(94.0)
Other comprehensive loss before reclassifications	(10.1)	—	(10.1)
Net amount reclassified to Net loss	6.3	(0.1)	6.2
Balance, December 31, 2023	(99.4)	1.5	(97.9)
Other comprehensive loss before reclassifications	(11.9)	—	(11.9)
Net amount reclassified to Net income	6.7	(0.2)	6.5
Balance, December 31, 2024	(104.6)	1.3	(103.3)
Other comprehensive income before reclassifications	42.0	—	42.0
Net amount reclassified to Net income	6.2	(0.1)	6.1
Balance, December 31, 2025	$(56.4)	$1.2	$(55.2)

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Year Ended December 31,
AOCL Components	Location	2025	2024	2023
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$8.4	$(8.5)	$(1.0)
	Other income, net	—	—	—
	Selling, general and administrative expenses	0.1	1.1	(0.2)
	Other operating expense (income), net	39.7	2.2	(2.6)
	Income tax expense	—	—	—
	Net of tax	$48.2	$(5.2)	$(3.8)

Gain (loss) on financial instruments	Cost of goods sold	$(0.1)	$(0.2)	$(0.1)
	Income tax effect	—	—	—
	Net of tax	$(0.1)	$(0.2)	$(0.1)
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
Retiree medical welfare changes
Under the current Hawesville labor agreement, employees who retire during the term of the labor agreement have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service. Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant. The health reimbursement accounts are funded based on established rates per hour worked by each eligible participant. Eligible participants will be able to withdraw from their health reimbursement accounts to fund their own retiree medical coverage. On February 13, 2026, we terminated our labor agreement with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") for former employees at our Hawesville facility. See "Participation in Multi-employer Pension Plans" below for additional information.
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Obligation and Funded Status
The change in benefit obligation and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$342.5	$332.3	$77.0	$77.7
Service cost	2.6	5.1	0.1	0.2
Interest cost	14.0	20.1	4.2	4.0
Actuarial (gain) loss	7.7	6.5	(37.5)	0.6
Medicare Part D	—	—	0.2	0.2
Benefits paid	(19.4)	(22.6)	(5.1)	(5.7)
Exchange rates	—	(0.7)	—	—
Plan participants' contributions	—	1.8	—	—
Benefit obligation at end of year	$347.4	$342.5	$38.9	$77.0
The increase in the defined benefit plans' benefit obligation was mainly driven by actuarial gains in 2025, which were primarily attributable to the changes in the discount rates from fiscal year 2024 to 2025. The decrease in OPEB plans' benefit obligation was mainly driven by a change in the post-65-years-of-age participant insurance coverage for post-65-years-of-age participants from fiscal year 2024 to 2025.

	Pension		OPEB
	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets at beginning of year	$272.2	$282.9	$—	$—
Actual return on plan assets	27.0	8.3	—	—
Acquisition	—	—	—	—
Employer contributions	8.9	2.5	4.9	5.5
Medicare Part D subsidy received	—	—	0.2	0.2
Benefits paid	(19.4)	(22.7)	(5.1)	(5.7)
Exchange rates	—	(0.6)	—	—
Plan participants' contributions	—	1.8	—
Fair value of assets at end of year	$288.7	$272.2	$—	$—

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The change in actual return on plan assets in 2025 was primarily attributable to fluctuations in market prices during the year.

	Pension		OPEB
	2025	2024	2025	2024
Funded status of plans:
Funded status	$(58.7)	$(70.3)	$(38.9)	$(77.0)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	(1.7)	(15.0)	(3.5)	(6.6)
Non-current liabilities	(57.0)	(55.3)	(35.4)	(70.4)
Net amount recognized	$(58.7)	$(70.3)	$(38.9)	$(77.0)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss (gain)	$78.5	$88.1	$(23.9)	$14.7
Prior service cost (benefit)	1.4	1.6	—	—
Total	$79.9	$89.7	$(23.9)	$14.7
Pension Plans That Are Not Fully Funded
At December 31, 2025, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $347.4 million, $318.0 million, and $288.7 million, respectively.
At December 31, 2024, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $342.5 million, $303.4 million and $272.2 million, respectively.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss):
Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2025	2024	2023	2025	2024	2023
Service cost	$2.6	$5.1	$3.3	$0.1	$0.2	$0.1
Interest cost	14.0	20.1	17.3	4.2	4.0	3.9
Expected return on plan assets	(14.9)	(20.4)	(17.3)	—	—	—
Amortization of prior service costs	0.2	0.2	0.1	—	—	—
Amortization of net loss	5.1	5.8	6.0	0.9	0.7	0.1
Total net periodic benefit cost	$7.0	$10.8	$9.4	$5.2	$4.9	$4.1
Other changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss) (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2025	2024	2025	2024
Net (gain) loss	$(4.4)	$18.4	$(37.5)	$0.6
Amortization of net loss, including recognition due to settlement	(5.1)	(5.8)	(0.9)	(0.7)
Amortization of prior service (cost) benefit, including curtailment	(0.2)	(0.2)	—	—
Exchange rates	—	(4.4)	—	—
Total amount recognized in other comprehensive income (loss)	(9.7)	8.0	(38.4)	(0.1)
Net periodic benefit cost	7.0	10.8	5.2	4.9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2.7)	$18.8	$(33.2)	$4.8
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
	2025	2024	2025	2024
Discount rate(1)	6.00%	5.99%	5.39%	5.62%
Rate of compensation increase without Jamaica	3.2%	3.0%	3.2%	3.0%
Rate of compensation increase Jamaica	7.0%	7.0%	7.0%	7.0%
Measurement date	12/31/2025	12/31/2024	12/31/2025	12/31/2024

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2025	2024	2023	2025	2024	2023
Measurement date	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022
Fiscal year end	12/31/2025	12/31/2024	12/31/2023	12/31/2025	12/31/2024	12/31/2023
Discount rate(1)	5.68%	6.75%	5.50%	5.59%	5.43%	5.57%
Rate of compensation increase without Jamaica(2)	3.2%	3.5%	4%/3.5%	3.2%	3.5%	4%/3.5%
Rate of compensation increase Jamaica	7.0%	9.0%	n/a	7.0%	8.0%	n/a
Expected return on plan assets(3)	7.40%	7.28%	7.25%	—%	—%	—%
(1)We use the Ryan Above Median Yield Curve to determine the discount rate.
(2)For 2025, the rate of compensation increase is 3.2%. For 2024, the rate of compensation increase was 3.5%. For 2023, the rate of compensation increase was 4% per year for the first year and 3.5% per year thereafter.
(3)The rate for each of our defined benefit plans was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.
For measurement purposes, medical cost inflation for locations other than Jamaica is initially estimated to be 8.5% for both pre- and post-65-years-of-age participants, declining to 4.5% over ten years and continuing thereafter. For Jamaica, it is initially estimated to be 8.0% for both pre- and post-65-years-of-age participants and for the next two years.
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

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Asset Allocation Policy
Asset allocation policy is the principal method for achieving the Pension Plans' investment objectives stated above. The Pension Plans’ weighted average long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	2025 Target	December 31, 2025	December 31, 2024
Return seeking assets:
Global equity	45%	46%	51%
Diversified credit	15%	17%	17%
Real assets	10%	11%	11%
Liability hedging assets	30%	25%	20%
Cash	—%	1%	1%
	100%	100%	100%
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

Table of Contents    CENTURY ALUMINUM COMPANY
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
•Level 3 Inputs – unobservable inputs for the asset or liability.
The following summarizes the Company’s Pension Plans' assets fair value by asset category:

As of December 31, 2025	Level 1	Level 2	Level 3	Assets measured at NAV	Total
Cash and cash equivalents	$1.3	$—	$—	$3.2	$4.5
Global Equity	36.3	—	—	104.8	141.1
Diversified Credit	21.4	—	—	38.5	59.9
Real Assets	—	—	—	25.0	25.0
Liability hedging assets	—	—	—	56.9	56.9
Other	0.2	1.1	—	—	1.3
Total plan assets fair value	$59.2	$1.1	$—	$228.4	$288.7

As of December 31, 2024
Cash and cash equivalents	$1.3	$—	$—	$2.8	$4.1
Global Equity	36.3	—	—	108.1	144.4
Diversified Credit	21.4	—	—	35.3	56.7
Real Assets	—	—	—	23.1	23.1
Liability hedging assets	—	—	—	42.6	42.6
Other	0.2	1.1	—	—	1.3
Total plan assets fair value	$59.2	$1.1	$—	$211.9	$272.2
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
Pension and OPEB Cash Flows
During 2025 and 2024, we made contributions of approximately $9.2 million and $2.5 million, respectively, to the qualified defined benefit and SERB plans we sponsor and $5.0 million and $5.5 million, respectively, to the other postretirement benefit plans.
We expect to make the following contributions for 2026:

2026
Expected pension plan contributions	$14.8
Expected OPEB benefits payments	3.6

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Estimated Future Benefit Payments
The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans:

	Pension Benefits	OPEB Benefits
2026	$22.1	$3.6
2027	22.3	3.5
2028	23.0	3.6
2029	23.6	3.6
2030	24.4	3.3
2031 – 2035	134.1	14.6
Participation in Multi-employer Pension Plans
The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") sponsored multi-employer plan. Our contributions to the plan are determined at a fixed rate per hour worked. The risks of participating in a multi-employer plan are different from single employer plans in the following respects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If a participating employer chooses to stop participating in a multi-employer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Century’s participation in the plan for the year ended December 31, 2025, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN(1)	23-6648508 / 499
Pension Protection Act Zone Status 2024(2)	Green
Pension Protection Act Zone Status 2025(2)	Green
Subject to Financial Improvement/Rehabilitation Plan(3)	No
Contributions of Century Aluminum 2025	$0.03
Contributions of Century Aluminum 2024	$0.04
Contributions of Century Aluminum 2023	$0.2
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement(3)	March 31, 2026
(1)The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable.
(2)The most recent Pension Protection Act zone status available in 2025 and 2024 is for the plan's year-end December 31, 2024 and December 31, 2023, respectively. The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(3)The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. On February 13, 2026, we terminated our labor agreement with USW for former employees at our Hawesville facility.

Century's contributions to the above plan is not 5% or more of the total contributions to the plan.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Century 401(k) Plans
We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century. We match a portion of participants' contributions to the savings plan. Employee and matching contributions are considered fully vested immediately upon participation in the plan. Concurrent with the 2014 amendment to the Salaried Pension Plan that eliminated future accruals for participants who are under age 50 as of January 1, 2015 and closed the plan to new entrants, the Company increased the proportional match of contributions made to those affected by the amendment. The expense related to the plan was $6.7 million, $6.3 million, and $5.8 million for 2025, 2024, and 2023, respectively.
14.    Share-based Compensation
Amended and Restated Stock Incentive Plan. Under our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan") we award service-based and performance-based share awards and nonqualified stock options to our salaried officers, non-employee directors, and other key employees. Our service-based and performance-based share awards typically vest over a period of three years from the date of grant, provided that the recipient is still our employee at the time of vesting. Our independent non-employee directors receive annual grants of service-based share awards that typically vest following 12 months of service. The Stock Incentive Plan has 12,900,000 shares authorized for issuance with approximately 1,899,785 shares remaining at December 31, 2025.
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
RSUs are stock-settled awards which do not contain any performance-based vesting requirements. PSUs can be settled in cash or stock and vest based on the achievement of pre-determined performance metrics at the discretion of the Board. Our PSU liability, a component of both Accrued other current liabilities Other liabilities on the Consolidated Balance Sheets, was approximately $11.8 million and $7.1 million as of December 31, 2025 and 2024, respectively. Both the PSUs and RSUs vest, in their entirety, after three years.

Service-based share awards	Number	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	1,404,895	$9.79
Granted	415,565	19.47
Vested	(535,301)	9.45
Forfeited	(140,385)	11.63
Outstanding at December 31, 2025	1,144,774	13.24

Performance-based share awards	Number	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	774,475	$8.96
Granted	590,391	12.91
Vested	(711,414)	7.89
Forfeited	(92,045)	11.14
Outstanding at December 31, 2025	561,407	14.00

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Year ended December 31,
Service-based share awards	2025	2024	2023
Weighted average per share fair value of service-based share grants	$13.05	$10.11	$12.58
Fair Value Measurement of Share-Based Compensation Awards. For our service-based awards, fair value is equal to the closing stock price on the date of grant. For our performance-based awards, fair value is equal to the closing stock price at each reporting period end.
The following table summarizes the compensation cost recognized for the years ended December 31, 2025, 2024 and 2023 for all service-based and performance-based share awards. The compensation cost is included as part of Selling, general and administrative expenses and Cost of goods sold in our Consolidated Statements of Operations.

	Year ended December 31,
	2025	2024	2023
Share-based compensation expense reported:
Performance-based share expense	$32.6	$9.3	$2.0
Service-based share expense	14.4	6.1	4.6
Total share-based compensation expense before income tax	47.0	15.4	6.6
Income tax	—	—	—
Total share-based compensation expense, net of income tax	$47.0	$15.4	$6.6
No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2025, 2024 and 2023. As of December 31, 2025, we had unrecognized compensation cost of $23.5 million before taxes. This cost will be recognized over a weighted average period of 1.2 years.
15.    Earnings Per Share
The following table shows the basic and diluted EPS for 2025, 2024, and 2023:

	For the year ended December 31, 2025
	Net Income	Shares (in millions)	Per Share
Net income attributable to Century stockholders	$41.8
Less: net income allocated to participating securities	1.8
Basic EPS:
Net income allocated to common stockholders	$40.0	94.2	$0.42
Effect of Dilutive Securities(1):
Share-based compensation	—	1.1
Diluted EPS:
Net income allocated to common stockholders	$40.0	95.3	$0.42

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	For the year ended December 31, 2024
	Net Income	Shares (in millions)	Per Share
Net income attributable to Century stockholders	$336.8
Less: net income allocated to participating securities	17.9
Basic EPS:
Net income allocated to common stockholders	$318.9	92.8	$3.44
Effect of dilutive securities:
Share-based compensation	—	1.0
Convertible senior notes	2.7	4.6
Diluted EPS:
Net income allocated to common stockholders	$321.6	98.4	$3.27

	For the year ended December 31, 2023
	Net Loss	Shares (in millions)	Per Share
Net loss attributable to Century stockholders	$(43.1)
Amount allocated to common stockholders	100%
Basic and Diluted EPS:(1)	$(43.1)	92.4	$(0.47)

Securities excluded from the calculation of diluted EPS (in millions)(1):	2025	2024	2023
Share-based compensation	0.6	0.6	1.0
Convertible preferred shares	4.1	5.2	5.4
Convertible senior notes	4.6	—	4.6
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
16.    Income Taxes
In 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. This guidance requires disaggregated information about the effective tax rate reconciliation, additional disaggregated data on income taxes paid by jurisdiction, and certain other amendments to improve the effectiveness of income tax disclosures. The adoption did not impact the Company’s consolidated financial position, results of operations, or cash flows but enhanced the income tax footnote disclosures for the year ended December 31, 2025.
The components of pre-tax book income (loss) consist of the following:

	Year Ended December 31,
	2025	2024	2023
U.S.	$167.4	$335.5	$78.0
Foreign	(164.7)	(25.7)	(149.1)
Total	$2.7	$309.8	$(71.1)

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
Significant components of income tax expense consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal current expense (benefit)	$(0.2)	$—	$0.5
State current expense (benefit)	0.4	—	—
Foreign current expense (benefit)	0.4	4.9	15.8
Total current expense (benefit)	0.6	4.9	16.3
Deferred:
U.S. federal deferred benefit	—	—	(0.3)
State deferred benefit	—	—	(0.1)
Foreign deferred tax (benefit) expense	(13.7)	(1.7)	(30.5)
Total deferred (benefit) expense	(13.7)	(1.7)	(30.9)
Total income tax (benefit) expense	$(13.1)	$3.2	$(14.6)

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:

	Year Ended December 31,
	2025
Statutory U.S. federal income tax rate	$0.6	21.0%
State income taxes, net of related federal income tax benefit(1)	0.3	10.5
Foreign tax effects
Iceland
Valuation allowance	(4.5)	(165.0)
Net operating loss expiration and remeasurement	4.5	163.8
Nondeductible interest	8.5	314.0
Nondeductible items	2.4	88.5
Fixed asset remeasurement	0.6	23.7
Other	1.0	35.7
Netherlands
Nontaxable items	(2.4)	(88.5)
Other	(0.3)	(12.0)
Jamaica
Minority interest	5.5	200.7
Valuation allowance	5.2	189.9
Nondeductible items	3.6	131.0
Federal statutory rate difference between Jamaica and the United States	(1.1)	(41.5)
Effect of cross border tax laws	(0.1)	(4.5)
Effect of changes in tax laws or rates enacted in the period	—	—
Changes in valuation allowances	(11.7)	(429.9)
Nontaxable or nondeductible Items
Nontaxable advanced manufacturing production credit income	(18.6)	(683.5)
Executive compensation	6.6	242.4
Stock compensation excess tax benefits	(4.3)	(156.5)
Nontaxable interest	(8.8)	(322.8)
Changes in unrecognized tax benefits	0.1	2.7
Other adjustments	(0.2)	(2.4)
Effective income tax rates	$(13.1)	(482.7)%
(1)State taxes in Tennessee and Kentucky comprise the majority (greater than 50 percent) of the tax effect in this category.
The effective tax rate for the year ending December 31, 2025 was (482.7)% compared to the statutory US tax rate of 21%. This lower effective rate is primarily due to the non-taxable benefit of the Advanced Manufacturing Production Credit under Section 45X, which is discussed below and favorable changes in the current year regarding our US valuation allowance.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Federal Statutory Rate	21.0%	21.0%
Permanent differences	2.0	(0.2)
State taxes, net of Federal benefit	—	(0.1)
Rate change	(0.5)	(0.3)
Foreign earnings taxed at different rates than U.S.	—	1.9
Valuation allowance	(11.6)	3.4
Foreign dividends and inclusions	0.5	(12.0)
Net operating loss expiration and remeasurement	3.0	(7.5)
Filing differences	9.2	0.6
Changes in uncertain tax reserves	0.2	(1.2)
Advanced Manufacturing Production Credit	(6.3)	17.5
Bargain Purchase gain	(16.7)	—
Other	0.2	(2.6)
Effective tax rate	1.0%	20.5%
The following table presents the amounts paid for income taxes, net of refunds:

Year Ended December 31, 2025
Federal	$—
State	0.5
Foreign
Iceland	2.3
Netherlands	2.0
Total	$4.8
Section 45X of the Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations on the production tax credit requirements under Internal Revenue Code Section 45X (the "IRA Regulations"). The IRA Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the year ended December 31, 2025 and December 31, 2024, we recognized $89.1 million and $89.7 million as a reduction in Cost of goods sold, and $3.8 million and $2.9 million as a reduction in selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations.
In July 2025, the One Big Beautiful Bill Act (the "Act") became law. The Act removed the exemption for critical minerals related to the phase out of the advanced manufacturing production tax credit under Internal Revenue Code Section 45X of the Inflation Reduction Act of 2022 and final regulations issued in October of 2024. Under the Act, beginning in 2031, the amount of the tax credit will be reduced by 25% each year and reduced to 0% in 2034. Additionally, the Act made changes to, but not limited to, permanently extending bonus depreciation that permits full expensing of qualified property, and changes to limitations on the deductibility of interest expense. The Act did not have a material impact on our financial results for the year ending December 31, 2025. We will continue to evaluate the effects of the Act on our results as further guidance is issued.
The Company’s accounting policy with respect to releasing income tax effects from accumulated other comprehensive income is to apply a security by security approach whereby the tax effects are measured based on the change in the unrealized gains or losses reflected in Other comprehensive income (loss).
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2025	2024
Deferred tax assets:
Accrued postretirement benefit cost	$18.2	$30.1
Net operating losses	465.0	473.3
Disallowed interest expense	31.9	37.1
Derivative and hedging contracts	11.2	0.1
Other	28.6	29.4
Total deferred tax assets	554.9	570.0
Valuation allowance	(471.0)	(504.4)
Net deferred tax assets	$83.9	$65.6
Deferred tax liabilities:
Fixed asset book over tax basis	(119.3)	(115.9)
Foreign basis differences	0.1	0.6
Other	(22.0)	(21.4)
Total deferred tax liabilities	(141.2)	(136.7)
Net deferred tax liability	$(57.3)	$(71.1)
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
We have a valuation allowance of $471.0 million recorded against our net U.S. and Jamaican deferred tax assets, and a portion of our Icelandic deferred tax assets as of December 31, 2025. The Company is subject to the provisions of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance, valuation allowance	$504.4	$537.6	$487.9
Expiration of net operating losses	(5.2)	(6.1)	(7.2)
Other change in valuation allowance	(28.2)	(27.1)	56.9
Ending balance, valuation allowance	$471.0	$504.4	$537.6

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The significant components of our NOLs are as follows:

	2025	2024
Federal (1)	$1,544.9	$1,571.2
State (2)	1,168.1	1,163.5
Foreign (3)(4)	377.7	342.2
(1)US federal NOLs begin to expire in 2028.
(2)US state NOLs begin to expire in 2027.
(3)NOLs in Iceland expire in 2026 and 2035.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2025	2024	2023
Balance as of January 1,	$3.5	$3.0	$2.2
Additions based on tax positions related to the current year	0.1	0.6	1.3
Decreases due to lapse of applicable statute of limitations	—	(0.1)	(0.5)
Balance as of December 31,	$3.6	$3.5	$3.0
As of December 31, 2025, the Company’s gross unrecognized tax benefits totaled $3.6 million. Included in the above balances are tax positions relating to temporary differences where there is uncertainty about the timing of tax return inclusion, but not that the amounts will ultimately be tax deductible. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period. It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company considers the undistributed earnings of its foreign subsidiaries and joint ventures to be permanently reinvested and has not provided for U.S. federal income taxes on these unremitted earnings. No deferred tax liability has been recorded for the related outside basis differences in these entities. Determination of the amount of any unrecognized deferred tax liability on this outside basis difference is not practicable as such determination involves material uncertainties about the potential extent and timing of any reversals.
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
We are subject to examination by tax authorities according to statutory periods defined in each jurisdiction. The earliest statutory period open is beginning in 2020.

Table of Contents    CENTURY ALUMINUM COMPANY
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
Legal Contingencies
Ravenswood Retiree Medical Benefits changes
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the-then net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years. As of December 31, 2025, $1.9 million was recorded in other current liabilities, representing the current accrual of the final payment.
PBGC Settlement
In 2013, we entered into a settlement agreement with the Pension Benefit Guarantee Corporation ("the PBGC") regarding an alleged "cessation of operations" at our Ravenswood facility (the "PBGC Settlement Agreement"). Pursuant to the terms of the PBGC Settlement Agreement, we agreed to make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million. Under certain circumstances, in periods of lower primary aluminum prices relative to our cost of operations, we were able to defer one or more of these payments, provided that we provide the PBGC with acceptable security for such deferred payments. We historically elected to defer certain payments under the PBGC Settlement Agreement and provided the PBGC with the appropriate security. On October 1, 2021, we amended the PBGC Settlement Agreement (the "Amended PBGC Settlement Agreement") such that we removed the deferral mechanism and agreed to contribute approximately $2.4 million per year to our defined benefit pension plans for a total of approximately $9.6 million, over four years beginning on November 30, 2022 and ending on November 30, 2025, subject to acceleration if certain terms and conditions are met in such amendment. As of December 31, 2025, we have made all contributions under the Amended PBGC Settlement Agreement.
Sebree
Sebree has a power supply arrangement with Kenergy and Century Marketer LLC (“Century Marketer"), Century's wholly-owned subsidiary that acts as a Midcontinent Independent System Operator ("MISO") market participant. Under this arrangement, Sebree gets access to power at MISO pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Sebree has a term through December 31, 2026, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
Mt. Holly
Century Aluminum of South Carolina, Inc. ("CASC") has a power supply agreement with South Carolina Public Service Authority (“Santee Cooper”) that has an effective term through December 2031. Under this power supply agreement, 100% of Mt. Holly’s electrical power requirements are supplied from Santee Cooper’s generation at cost of service based rates.
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
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Hawesville, Sebree and Jamalco facilities are represented by labor unions, representing approximately 55% of our total workforce.
Approximately 84% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2029.
100% of Vlissingen’s workforce is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through December 31, 2026.
Approximately 36% of our U.S. based work force is represented by the Allied Industrial and Service Workers International Union ("USW") through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees was effective through April 1, 2026, but was terminated early on February 13, 2026. Mt. Holly employees are not represented by a labor union. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2028.
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
Contingent Obligation
We have a contingent obligation in connection with the “unwind” of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of December 31, 2025, the principal and accrued interest for the contingent obligation was $33.7 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 10.94%. As of December 31, 2025, the LME forward market prices exceed the threshold for payment. In addition, based on the fact that we recently sold the Hawesville property, which is to be developed into a data center, we believe that we will not be required to make payments on the contingent

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
18.    Asset Retirement Obligations
The reconciliation of the changes in our AROs is presented below:

	Year ended December 31,
	2025	2024
Beginning balance	$88.4	$51.1
Additional ARO liabilities incurred	3.4	6.7
ARO liabilities settled	(8.5)	(4.6)
Accretion expense	3.4	2.5
Acquired ARO liabilities	—	21.9
Revisions in estimated cash flows	(3.3)	10.8
Ending balance	83.4	88.4
Current portion of asset retirement obligations(1)	8.1	7.1
Asset retirement obligations - less current portion	$75.3	$81.3
(1) Current portion of asset retirement obligations is recorded in Accrued and other current liabilities.
19.    Business Segments
The Company is a producer of primary aluminum and alumina. The Company has organized itself, including management personnel and systems, financial processes, operational execution, governance and risk oversight, regulatory compliance, and every other aspect of the Company’s operations, to assess and manage the business on a holistic basis, from mine to metal, which tracks the upstream manufacturing process for aluminum. To better reflect this operational and organizational approach, and to further enhance the reporting of its financial and operating results, beginning with the quarter ended March 31, 2025, the Company’s Chief Executive Officer and Chief Operating Decision Maker ("CODM") regularly receives and reviews financial information at the consolidated level to evaluate business performance and make operating decisions. The CODM uses the U.S. GAAP measure of consolidated Net Income to develop forecasting, to evaluate the Company’s overall profitability and financial performance and to make key operating decisions, such as the allocation of resources.
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
Segment assets are reported on our Consolidated Balance Sheets as Total assets. Our Consolidated Statements of Cash Flows presents Depreciation, depletion and amortization expense and includes the measure of Capital expenditures.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The following table presents information about the Company's single segment for the years ended December 31, .

	Year Ended December 31,
	2025	2024	2023
Net sales	$2,527.9	$2,220.3	$2,185.4
Segment Cost of goods sold(1),(2)	(2,256.7)	(2,042.7)	(2,099.7)
IRA Credit(1),(3)	89.1	89.7	56.5
Lower of cost or NRV inventory adjustment(1),(4)	(8.6)	4.2	27.5
Property and equipment expense(1),(5)	(95.3)	(99.5)	(82.1)
Selling, general and administrative expenses	(79.9)	(56.8)	(44.3)
Other operating expenses - net	(18.4)	(6.8)	(15.8)
Interest expense - nonaffiliates	(41.9)	(36.4)	(33.7)
Interest expense - affiliates	(5.8)	(6.7)	(1.8)
Interest income	9.2	2.1	2.0
Net (loss) gain on forward and derivative contracts - nonaffiliates	(94.7)	2.5	(62.4)
Net gain (loss) on forward and derivative contracts - affiliates	—	(0.5)	0.6
Loss on early extinguishment of debt	(7.7)	—	—
Bargain purchase gain	—	245.9	—
Other expense - net	(14.5)	(5.5)	(3.3)
Income tax benefit (expense)	13.1	(3.2)	14.6
Equity in earnings (losses) of joint ventures	—	0.1	(0.1)
Net income (loss)	$15.8	$306.7	$(56.6)
(1)A component of Cost of goods sold.
(2)Includes raw materials, labor, energy, freight costs, FIFO inventory adjustments and other direct cost of goods sold.
(3)Advanced production credit related to Section 45X of the IRA.
(4)Includes inventory revaluation to lower of cost or net realizable value and changes in inventory reserve.
(5)Represents the depreciation expenses and expenses related to leased assets that are directly related to the cost of goods sold.
Long-lived Assets

	As of December 31,
	2025	2024	2023
Long-lived assets:(1)
United States	$232.1	$233.6	$219.1
Iceland	506.5	526.4	529.4
Jamaica	449.5	435.3	458.1
Other	48.6	50.6	55.1
(1)Includes long-lived assets other than financial instruments and deferred taxes.
Major customer information
Revenues from Glencore in 2025, 2024 and 2023 exceeded 10% of our net sales. See Note 4. Related Party Transactions for additional information on sales to Glencore.
20.    Derivatives
As of December 31, 2025, we had an open position of 48,400 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through June 2027. We had an open position of 89,800 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
to settle monthly through December 2027. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of December 31, 2025, we had no open fixed for floating swaps.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure ("HFO price swaps"). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of December 31, 2025, we had an open position of 225,000 barrels. The HFO price swaps are expected to settle monthly through October 2026.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of December 31, 2025, we had an open position of 884,712 MWh. The Indiana Hub power price swaps are expected to settle monthly through June 2027.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of December 31, 2025 and December 31, 2024, the Company had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following table sets forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of December 31, 2025 and 2024, respectively:

	Asset Fair Value
	2025	2024
Commodity contracts(1)	$1.9	$4.5

	Liability Fair Value
	2025	2024
Commodity contracts(1)	$66.0	$4.4
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, fixed for floating swaps, HFO price swaps and Indiana Hub power price swaps. At December 31, 2025 and December 31, 2024, there were no commodity contracts with Glencore.
(2)Foreign exchange contracts reflect our outstanding FX swaps and casthouse currency hedges.
The following table summarizes the net gain (loss) on forward and derivative contracts for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Net gain (loss) on forward and derivative contracts - nonaffiliates
Commodity contracts	$(94.7)	$1.6	$62.9
Foreign exchange contracts	—	(0.1)	(1.7)
	(94.7)	1.5	61.2
Net gain (loss) on forward and derivative contracts - affiliates
Commodity contracts	—	0.5	0.6
Foreign exchange contracts	—	—	—
	—	0.5	0.6
Total	$(94.7)	$2.0	$61.8
21.    Variable Interest Entity
The Company consolidates Jamalco, a bauxite mining and alumina refinery in Jamaica, under the variable interest entity ("VIE") model. Jamalco lacks sufficient equity investment at risk in accordance with relevant guidance. Based on its purpose

Table of Contents    CENTURY ALUMINUM COMPANY
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
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$4.6	$17.4
Accounts receivable - net	0.1	1.1
Inventories	116.6	109.8
Prepaid and other current assets	8.9	2.0
Total current assets	130.2	130.3
Property, plant and equipment - net	426.3	403.6
Other assets	12.0	24.1
TOTAL	$568.5	$558.0
LIABILITIES

Accounts payable, trade	$49.0	$39.1
Accrued compensation and benefits	11.7	9.5
Due to affiliates	17.3	49.6
Accrued and other current liabilities	8.2	9.7
Total current liabilities	86.2	107.9
Accrued benefits costs - less current portion	32.2	32.2
Other liabilities	62.1	66.7
Asset retirement obligations - less current portion	46.6	54.8
Total noncurrent liabilities	140.9	153.7
TOTAL	$227.1	$261.6
22.    Restatement of Previously Issued Financial Statements
Subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company identified an error in accounting in its historical financial statements related to the consolidation of its Jamalco joint venture

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method.
The Company has corrected the error in the Consolidated Financial Statements as of and for the periods ended December 31, 2024 and December 31, 2023 presented herein. Revisions to the Company’s previously reported disclosures have been reflected in Note 1. Summary of Significant Accounting Policies; Note 2. Acquisition of Jamalco; Note 11. Property, Plant and Equipment; Note 13. Pension and Other Postretirement Benefits; Note 18. Asset Retirement Obligations; Note 19. Business Segments; and Note 21. Variable Interest Entity. A summary of the revisions to the Company’s previously reported financial statements is provided in this Note 22. Restatement of Previously Issued Financial Statements and Note 23. Revisions to Prior Period Quarterly Consolidated Financial Statements (unaudited).
The effects of the corrections described above on the Company’s Consolidated Statements of Operations were as follows:

	Year Ended December 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
Net sales
Related parties	$1,312.1	$—	$1,312.1
Other customers	908.2	—	908.2
Total net sales	2,220.3	—	2,220.3
Cost of goods sold	2,035.3	13.0	2,048.3
Gross profit	185.0	(13.0)	172.0
Selling, general and administrative expenses	56.8	—	56.8
Other operating expenses - net	6.8	—	6.8
Operating income	121.4	(13.0)	108.4
Interest expense - affiliates	(6.7)	—	(6.7)
Interest expenses - nonaffiliates	(36.4)	—	(36.4)
Interest income	2.1	—	2.1
Net gain on forward and derivative contracts - nonaffiliates	2.5	—	2.5
Net loss on forward and derivative contracts - affiliates	(0.5)	—	(0.5)
Bargain purchase gain	245.9	—	245.9
Other expense - net	(4.5)	(1.0)	(5.5)
Income before income taxes	323.8	(14.0)	309.8
Income tax expense	(3.2)	—	(3.2)
Income before equity in earnings of joint ventures	320.6	(14.0)	306.6
Equity in earnings of joint ventures	0.1	—	0.1
Net income	320.7	(14.0)	306.7
Net loss attributable to noncontrolling interests	(16.1)	(14.0)	(30.1)
Net income attributable to Century stockholders	336.8	—	336.8
Less: Net income allocated to participating securities	17.9	—	17.9
Net income allocated to common stockholders	$318.9	$—	$318.9

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Year Ended December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Net sales
Related parties	$1,612.1	$—	$1,612.1
Other customers	573.3	—	573.3
Total net sales	2,185.4	—	2,185.4
Cost of goods sold	2,093.5	4.3	2,097.8
Gross profit	91.9	(4.3)	87.6
Selling, general and administrative expenses	44.3	—	44.3
Other operating expenses - net	15.8	—	15.8
Operating income	31.8	(4.3)	27.5
Interest expense - affiliates	(1.8)	—	(1.8)
Interest expenses - nonaffiliates	(33.7)	—	(33.7)
Interest income	2.0	—	2.0
Net loss on forward and derivative contracts - nonaffiliates	(62.4)	—	(62.4)
Net gain on forward and derivative contracts - affiliates	0.6	—	0.6
Bargain purchase gain	—	—	—
Other expense - net	(3.3)	—	(3.3)
Loss before income taxes	(66.8)	(4.3)	(71.1)
Income tax benefit	14.6	—	14.6
Loss before equity in earnings of joint ventures	(52.2)	(4.3)	(56.5)
Equity in losses of joint ventures	(0.1)	—	(0.1)
Net loss	(52.3)	(4.3)	(56.6)
Net loss attributable to noncontrolling interests	(9.2)	(4.3)	(13.5)
Net loss attributable to Century stockholders	(43.1)	—	(43.1)
Less: Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(43.1)	$—	$(43.1)

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The effects of the corrections described above on the Company's Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Year Ended December 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
Comprehensive income:
Net income	$320.7	$(14.0)	$306.7
Other comprehensive loss before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.2)	—	(0.2)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	(11.9)	(1.2)	(13.1)
Amortization of prior service benefit during the period	0.2	—	0.2
Amortization of net loss during the period	6.5	—	6.5
Other comprehensive loss before income tax effect:	(5.4)	(1.2)	(6.6)
Income tax effect	—	—	—
Other comprehensive loss	(5.4)	(1.2)	(6.6)
Comprehensive income	315.3	(15.2)	300.1
Comprehensive loss attributable to noncontrolling interests	(16.1)	(15.2)	(31.3)
Comprehensive income attributable to Century Stockholders	$331.4	$—	$331.4

	Year Ended December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Comprehensive loss:
Net loss	$(52.3)	$(4.3)	$(56.6)
Other comprehensive loss before income tax effect:
Net loss on foreign currency cash flow hedges reclassified as income	(0.1)	—	(0.1)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	(10.1)	(9.1)	(19.2)
Amortization of prior service benefit during the period	0.1	—	0.1
Amortization of net loss during the period	6.2	—	6.2
Other comprehensive loss before income tax effect:	(3.9)	(9.1)	(13.0)
Income tax effect	—	—	—
Other comprehensive loss	(3.9)	(9.1)	(13.0)
Comprehensive loss	(56.2)	(13.4)	(69.6)
Comprehensive loss attributable to noncontrolling interests	(9.2)	(13.4)	(22.6)
Comprehensive loss attributable to Century Stockholders	$(47.0)	$—	$(47.0)

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The effects of the corrections described above on the Company's Consolidated Balance Sheets were as follows:

	Year Ended December 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Cash and cash equivalents	$32.9	$—	$32.9
Restricted cash	2.8	—	2.8
Accounts receivable - net	75.8	—	75.8
Non-trade receivables	13.2	8.1	21.3
Due from affiliates	25.1	—	25.1
Manufacturing credit receivable	81.5	—	81.5
Inventories	539.0	—	539.0
Derivative assets	4.2	—	4.2
Prepaid and other current assets	28.3	—	28.3
Total current assets	802.8	8.1	810.9
Property, plant and equipment - net	978.3	171.5	1,149.8
Manufacturing credit receivable - less current portion	70.4	—	70.4
Other assets	87.9	1.0	88.9
TOTAL	$1,939.4	$180.6	$2,120.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$187.3	$—	$187.3
Accrued compensation and benefits	49.8	1.0	50.8
Due to affiliates	109.3	—	109.3
Accrued and other current liabilities	42.0	2.6	44.6
Derivative liabilities	4.4	—	4.4
Current maturities of long-term debt	70.9	—	70.9
Total current liabilities	463.7	3.6	467.3
Long-term debt	447.3	—	447.3
Long-term debt due to affiliates	10.0	—	10.0
Accrued benefits costs - less current portion	130.4	14.5	144.9
Other liabilities	92.6	—	92.6
Deferred taxes	71.2	—	71.2
Asset retirement obligations - less current portion	61.5	19.8	81.3
Total noncurrent liabilities	813.0	34.3	847.3
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	1.0	—	1.0
Additional paid-in capital	2,550.2	—	2,550.2
Treasury stock, at cost	(86.3)	—	(86.3)
Accumulated other comprehensive loss	(103.3)	—	(103.3)
Accumulated deficit	(1,667.2)	—	(1,667.2)
Total Century shareholders’ equity	694.4	—	694.4
Noncontrolling interests	(31.7)	142.7	111.0
Total equity	662.7	142.7	805.4
TOTAL	$1,939.4	$180.6	$2,120.0

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Year Ended December 31, 2023
	As Previously Reported		Restatement Impacts	As Restated
ASSETS
Cash and cash equivalents	$88.8		$—	$88.8
Restricted cash	1.5		—	1.5
Accounts receivable - net	53.7		—	53.7
Non-trade receivables	36.2		—	36.2
Due from affiliates	20.2		—	20.2
Manufacturing credit receivable	59.3		—	59.3
Inventories	477.0		—	477.0
Derivative assets	2.9		—	2.9
Prepaid and other current assets	27.5		—	27.5
Total current assets	767.1	767.1	—	767.1
Property, plant and equipment - net	1,004.2		180.0	1,184.2
Manufacturing credit receivable - less current portion	—		—	—
Other assets	75.2		2.3	77.5
TOTAL	$1,846.5		$182.3	$2,028.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$249.5		$—	$249.5
Accrued compensation and benefits	38.1		0.6	38.7
Due to affiliates	101.4		—	101.4
Accrued and other current liabilities	50.9		—	50.9
Derivative liabilities	1.4		—	1.4
Deferred credit - preliminary bargain purchase gain	273.4		—	273.4
Current debt due to affiliates	10.0		—	10.0
Current maturities of long-term debt	38.3		—	38.3
Total current liabilities	763.0		0.6	763.6
Long-term debt	430.9		—	430.9
Accrued benefits costs - less current portion	120.3		9.1	129.4
Other liabilities	66.3		—	66.3
Deferred taxes	72.4		—	72.4
Asset retirement obligations - less current portion	49.5		13.5	63.0
Total noncurrent liabilities	739.4		22.6	762.0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock	—		—	—
Common stock	1.0		—	1.0
Additional paid-in capital	2,542.9		—	2,542.9
Treasury stock, at cost	(86.3)		—	(86.3)
Accumulated other comprehensive loss	(97.9)		—	(97.9)
Accumulated deficit	(2,004.1)		—	(2,004.1)
Total Century shareholders’ equity	355.6		—	355.6
Noncontrolling interests	(11.5)		159.1	147.6
Total equity	344.1		159.1	503.2
TOTAL	$1,846.5		$182.3	$2,028.8
The effects of the corrections described above on the Company’s Consolidated Statements of Cash Flows were as follows:

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Consolidated Statements of Cash Flows
	(in millions)
	Year Ended December 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320.7	$(14.0)	$306.7
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on derivative instruments	(5.0)	—	(5.0)
Depreciation, depletion and amortization	81.8	4.9	86.7
Change in deferred tax benefit	(1.3)	—	(1.3)
Gain on sale of assets	(2.3)	—	(2.3)
Bargain purchase gain	(245.9)	—	(245.9)
Force majure settlement	(12.3)	—	(12.3)
Lower of cost or NRV inventory adjustment	2.3	—	2.3
Other non-cash items - net	9.1	17.9	27.0
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	(18.3)	—	(18.3)
Non-trade receivables	31.5	(8.2)	23.3
Manufacturing credit receivable	(92.6)	—	(92.6)
Due from affiliates	(4.9)	—	(4.9)
Inventories	(64.3)	—	(64.3)
Prepaid and other current assets	1.0	—	1.0
Accounts payable, trade	(50.6)	—	(50.6)
Due to affiliates	26.1	—	26.1
Accrued and other current liabilities	(1.2)	5.2	4.0
Ravenswood retiree legal settlement	(2.0)	—	(2.0)
PBGC Settlement	(0.3)	—	(0.3)
Other - net	3.9	(5.8)	(1.9)
Net cash used in operating activities	(24.6)	—	(24.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(82.3)	—	(82.3)
Proceeds from co-tenancy assets at Jamalco JV	12.7	(12.7)	—
Proceeds from sale of property, plant and equipment	2.3	—	2.3
Net cash used in investing activities	(67.3)	(12.7)	(80.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under revolving credit facilities	735.4	—	735.4
Repayments under revolving credit facilities	(705.1)	—	(705.1)
Borrowings under Grundartangi casthouse debt facility	25.0	—	25.0
Repayments on casthouse facility	(6.8)	—	(6.8)
Repayments under Iceland term facility	(1.2)	—	(1.2)
Contributions from JV partner	—	12.7	12.7
Carbon credit repayments	(10.0)	—	(10.0)
Net cash provided by financing activities	37.3	12.7	50.0
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(54.6)	—	(54.6)
Cash, cash equivalents and restricted cash, beginning of year	90.3	—	90.3
Cash, cash equivalents and restricted cash, end of year	$35.7	$—	$35.7

Supplemental Cash Flow Information
Cash paid for:
Interest	$36.0	$—	$36.0
Taxes, net of refunds	$14.5	$—	$14.5
Non-cash investing activities:
Capital expenditures	$12.3	$—	$12.3
Capitalized interest	3.4	—	3.4
Distribution of fixed assets to NCI	17.0	(17.0)	—

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	Year Ended December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52.3)	$(4.3)	$(56.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on derivative instruments	87.1	—	87.1
Depreciation, depletion and amortization	74.7	4.3	79.0
Change in deferred tax benefit	(30.8)	—	(30.8)
Other non-cash items - net	3.4	—	3.4
Change in operating assets and liabilities, net of acquisition:
Accounts receivable - net	36.9	—	36.9
Non-trade receivables	4.1	—	4.1
Manufacturing credit receivable	(59.3)	—	(59.3)
Due from affiliates	(15.5)	—	(15.5)
Inventories	25.8	—	25.8
Prepaid and other current assets	2.9	—	2.9
Accounts payable, trade	(19.4)	—	(19.4)
Due to affiliates	51.7	—	51.7
Ravenswood retiree legal settlement	(2.0)	—	(2.0)
PBGC Settlement	(4.5)	—	(4.5)
Other - net	2.8	—	2.8
Net cash provided by operating activities	105.6	—	105.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(95.0)	—	(95.0)
Proceeds from sale of property, plant and equipment	25.7	—	25.7
Acquisition of subsidiary net of cash acquired	11.5	—	11.5
Net cash used in investing activities	(57.8)	—	(57.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under revolving credit facilities	656.9	—	656.9
Repayments under revolving credit facilities	(758.2)	—	(758.2)
Borrowings under Grundartangi casthouse debt facility	55.0	—	55.0
Repayments under Iceland term facility	(13.5)	—	(13.5)
Borrowings under Vlissingen facility agreement	10.0	—	10.0
Carbon credit proceeds	36.8	—	36.8
Net cash used in financing activities	(13.0)	—	(13.0)
CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	34.8	—	34.8
Cash, cash equivalents and restricted cash, beginning of year	55.5	—	55.5
Cash, cash equivalents and restricted cash, end of year	$90.3	$—	$90.3

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The effects of the corrections described above on the Company's Consolidated Statements of Shareholder's Equity were as follows:

	As Previously Reported	Restatement Impacts	As Restated
Noncontrolling Interest
Balance as of December 31, 2022	$—	$—	$—
Net loss	(9.2)	(4.3)	(13.5)
Other comprehensive loss	—	(9.1)	(9.1)
Noncontrolling Interest of business acquired	(2.3)	172.5	170.2
Balance as of December 31, 2023	$(11.5)	$159.1	$147.6
Net loss	(16.1)	(14.0)	(30.1)
Other comprehensive loss	—	(1.2)	(1.2)
Noncontrolling Interest of business acquired	(4.0)	(1.3)	(5.3)
Balance as of December 31, 2024	$(31.6)	$142.6	$111.0

	As Previously Reported	Restatement Impacts	As Restated
Total equity
Balance as of December 31, 2022	$399.3	—	$399.3
Net loss	(52.3)	(4.3)	(56.6)
Other comprehensive income (loss)	(3.9)	(9.1)	(13.0)
Share based compensation	3.3	—	3.3
Conversion of preferred stock to common stock	—	—	—
Noncontrolling Interest of business acquired	(2.3)	172.5	170.2
Balance as of December 31, 2023	$344.1	$159.1	$503.2
Net loss	320.7	(14.0)	306.7
Other comprehensive income (loss)	(5.4)	(1.2)	(6.6)
Share-based compensation	7.3	—	7.3
Conversion of preferred stock to common stock	—	—	—
Noncontrolling Interest of business acquired	(4.0)	(1.3)	(5.3)
Balance as of December 31, 2024	$662.7	$142.6	$805.3
The Company has also restated impacted amounts within the accompanying footnotes to the Consolidated Financial Statements.
23.    Quarterly Financial Information (Unaudited and Restated)
As further discussed in Note 1. Summary of Significant Accounting Policies and Note 22. Restatement of Previously Issued Financial Statements, the Company determined that corrections to the unaudited condensed consolidated financial statements were required for all impacted periods previously included in each of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, September 30, 2025, March 31, 2024, June 30, 2024, and September 30, 2024. Restated amounts are computed independently for each quarter presented; therefore, the sum of the quarterly amounts may not equal the total amount for the year due to rounding.

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The restatement impacts to the Company's consolidated statements of operations were as shown below.

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2025
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cost of Goods Sold	$473.0	$3.5	$476.5	$573.3	$3.3	$576.6
Gross profit	16.5	(3.5)	13.0	60.6	(3.3)	57.3
Operating income (loss)	1.9	(3.5)	(1.6)	46.1	(3.3)	42.8
Income before income taxes	245.2	(3.5)	241.7	27.3	(3.3)	24.0
Net income	244.7	(3.5)	241.2	25.7	(3.3)	22.4
Net loss attributable to noncontrolling interests	(2.1)	(3.5)	(5.6)	(4.0)	(3.3)	(7.3)
Net income attributable to Century stockholders	246.8	—	246.8	29.7	—	29.7
Less: Net income allocated to participating securities	13.2	—	13.2	1.5	—	1.5
Net income allocated to common stockholders	$233.6	$—	$233.6	$28.2	$—	$28.2

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2025
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cost of Goods Sold	$540.4	$4.9	$545.3	$591.9	$2.6	$594.5
Gross profit	20.4	(4.9)	15.5	36.2	(2.6)	33.6
Operating income	6.4	(4.9)	1.5	20.7	(2.6)	18.1
Loss before income taxes	(6.2)	(4.9)	(11.1)	(10.4)	(2.6)	(13.0)
Net loss	(6.7)	(4.9)	(11.6)	(9.1)	(2.6)	(11.7)
Net loss attributable to noncontrolling interests	(4.2)	(4.9)	(9.1)	(4.5)	(2.6)	(7.1)
Net loss attributable to Century stockholders	(2.5)	—	(2.5)	(4.6)	—	(4.6)
Less: Net income allocated to participating securities	—	—	—	—	—	—
Net loss allocated to common stockholders	$(2.5)	$—	$(2.5)	$(4.6)	$—	$(4.6)

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2025
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cost of Goods Sold	$457.3	$4.9	$462.2	$554.9	$2.4	$557.3
Gross profit	81.8	(4.9)	76.9	77.3	(2.4)	74.9
Operating income	63.8	(4.9)	58.9	58.3	(2.4)	55.9
Income before income taxes	44.3	(4.9)	39.4	9.5	(2.4)	7.1
Net income	42.3	(4.9)	37.4	10.6	(2.4)	8.2
Net loss attributable to noncontrolling interests	(5.0)	(4.9)	(9.9)	(4.3)	(2.4)	(6.7)
Net income attributable to Century stockholders	47.3	—	47.3	14.9	—	14.9
Less: Net income allocated to participating securities	2.5	—	2.5	0.8	—	0.8
Net income allocated to common stockholders	$44.8	$—	$44.8	$14.1	$—	$14.1

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The restatement impacts to the Company's consolidated balance statements were as shown below (dollars in millions).

	March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	38.5	1.6	40.1
Total current assets	781.1	1.6	782.7
Property, plant and equipment - net	984.2	153.7	1,137.9
Other assets	84.6	1.1	85.7
TOTAL	$1,849.9	$156.4	$2,006.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued benefits costs - less current portion	121.3	11.2	132.5
Asset retirement obligations - less current portion	50.4	12.8	63.2
Total noncurrent liabilities	793.9	24.0	817.9
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(14.4)	132.4	118.0
Total equity	587.1	132.4	719.5
TOTAL	$1,849.9	$156.4	$2,006.3

	June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	53.5	(6.6)	46.9
Total current assets	735.9	(6.6)	729.3
Property, plant and equipment - net	971.5	158.0	1,129.5
Other assets	97.8	1.0	98.8
TOTAL	$1,805.2	$152.4	$1,957.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued benefits costs - less current portion	120.2	11.1	131.3
Asset retirement obligations - less current portion	49.9	12.2	62.1
Total noncurrent liabilities	794.2	23.3	817.5
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(18.6)	129.1	110.5
Total equity	582.9	129.1	712.0
TOTAL	$1,805.2	$152.4	$1,957.6

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	September 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	52.7	(2.9)	49.8
Total current assets	806.9	(2.9)	804.0
Property, plant and equipment - net	965.3	164.4	1,129.7
Other assets	124.7	1.0	125.7
TOTAL	$1,896.9	$162.5	$2,059.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued benefits costs - less current portion	119.2	11.1	130.3
Asset retirement obligations - less current portion	54.1	15.4	69.5
Total noncurrent liabilities	796.1	26.5	822.6
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(23.6)	136.0	112.4
Total equity	628.5	136.0	764.5
TOTAL	$1,896.9	$162.5	$2,059.4

	March 31, 2025
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	—	7.7	7.7
Total current assets	821.9	7.7	829.6
Property, plant and equipment - net	972.2	169.8	1,142.0
Other assets	69.3	0.9	70.2
TOTAL	$1,954.5	$178.4	$2,132.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued compensation and benefits	40.6	1.0	41.6
Nontrade payables	7.4	(7.4)	—
Accrued and other current liabilities	36.6	2.6	39.2
Total current liabilities	447.4	(3.8)	443.6
Accrued benefits costs - less current portion	129.3	14.5	143.8
Asset retirement obligations - less current portion	64.4	20.7	85.1
Total noncurrent liabilities	816.4	35.2	851.6
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(35.6)	147.1	111.5
Total equity	690.7	147.1	837.8
TOTAL	$1,954.5	$178.4	$2,132.8

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

	June 30, 2025
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	—	17.1	17.1
Total current assets	790.3	17.1	807.4
Property, plant and equipment - net	975.6	175.2	1,150.8
Other assets	69.6	1.0	70.6
TOTAL	$1,949.0	$193.3	$2,142.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued compensation and benefits	44.2	1.0	45.2
Nontrade payables	7.7	(7.7)	—
Accrued and other current liabilities	44.9	3.1	48.0
Total current liabilities	451.1	(3.6)	447.5
Accrued benefits costs - less current portion	127.8	14.5	142.3
Asset retirement obligations - less current portion	63.2	19.3	82.5
Total noncurrent liabilities	813.6	33.8	847.4
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(40.1)	163.1	123.0
Total equity	684.3	163.1	847.4
TOTAL	$1,949.0	$193.3	$2,142.3

	September 30, 2025
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	—	19.8	19.8
Total current assets	1,027.1	19.8	1,046.9
Property, plant and equipment - net	972.2	167.0	1,139.2
Other assets	71.1	0.9	72.0
TOTAL	$2,134.2	$187.7	$2,321.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued compensation and benefits	52.4	1.0	53.4
Nontrade payables	11.8	(11.8)	—
Accrued and other current liabilities	73.6	3.2	76.8
Total current liabilities	599.1	(7.6)	591.5
Accrued benefits costs - less current portion	121.8	14.5	136.3
Asset retirement obligations - less current portion	63.9	19.4	83.3
Total noncurrent liabilities	837.7	33.9	871.6
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(44.4)	161.4	117.0
Total equity	697.4	161.4	858.8
TOTAL	$2,134.2	$187.7	$2,321.9

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
The restatement impacts to the Company's consolidated statements of shareholders' equity as shown below (dollars in millions).

Three Months Ended March 31, 2024			Three Months Ended March 31, 2025

(As Previously Reported)	Noncontrolling interest	Total equity	(As Previously Reported)	Noncontrolling interest	Total equity
Balance, December 31, 2023	$(11.5)	$344.1	Balance, December 31, 2024	$(31.6)	$662.7
Net income (loss)	(2.1)	244.7	Net income (loss)	(4.0)	25.7
Other comprehensive income (loss)	—	(1.7)	Other comprehensive income (loss)	—	1.7
Share-based compensation	—	0.8	Share-based compensation	—	0.6
Noncontrolling interest of business acquired	(0.8)	(0.8)	Noncontrolling interest of business acquired	—	—
Balance, March 31, 2024	$(14.4)	$587.1	Balance, March 31, 2025	$(35.6)	$690.7

(Restatement Impacts)			(Restatement Impacts)
Net income (loss)	$(3.5)	$(3.5)	Net income (loss)	$(3.3)	$(3.3)
Noncontrolling interest of business acquired	(23.2)	(23.2)	Noncontrolling interest of business acquired	7.8	7.8

(As Restated)			(As Restated)
Balance, December 31, 2023	147.6	503.2	Balance, December 31, 2024	111.0	805.3
Net income (loss)	(5.6)	241.2	Net income (loss)	(7.3)	22.4
Other comprehensive income (loss)	—	(1.7)	Other comprehensive income (loss)	—	1.7
Share-based compensation	—	0.8	Share-based compensation	—	0.6
Noncontrolling interest of business acquired	(24.0)	(24.0)	Noncontrolling interest of business acquired	7.8	7.8
Balance, March 31, 2024	$118.0	$719.5	Balance, March 31, 2025	$111.5	$837.8

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)

Three Months Ended June 30, 2024			Three Months Ended June 30, 2025
(As Previously Reported)	Noncontrolling interest	Total equity	(As Previously Reported)	Noncontrolling interest	Total equity
Balance, March 31, 2024	$(14.4)	$587.1	Balance, March 31, 2025	$(35.6)	$690.7
Net loss	(4.2)	(6.7)	Net loss	(4.5)	$(9.1)
Other comprehensive income	—	1.5	Other comprehensive income	—	$1.5
Share-based compensation	—	1.0	Share-based compensation	—	$1.2
Noncontrolling interest of business acquired	—	—	Noncontrolling interest of business acquired	—	$—
Balance, June 30, 2024	$(18.6)	$582.9	Balance, June 30, 2025	$(40.1)	$684.3

(Restatement Impacts)			(Restatement Impacts)
Net income (loss)	$(4.9)	$(4.9)	Net income (loss)	$(2.6)	$(2.6)
Noncontrolling interest of business acquired	1.6	1.6	Noncontrolling interest of business acquired	18.6	18.6

(As Restated)			(As Restated)
Balance, March 31, 2024	$118.0	$719.5	Balance, March 31, 2025	$111.5	$837.8
Net loss	(9.1)	(11.6)	Net loss	(7.1)	(11.7)
Other comprehensive income (loss)	—	1.5	Other comprehensive income (loss)	—	1.5
Share-based compensation	—	1.0	Share-based compensation	—	1.2
Noncontrolling interest of business acquired	1.6	1.6	Noncontrolling interest of business acquired	18.6	18.6
Balance, June 30, 2024	$110.5	$712.0	Balance, June 30, 2025	$123.0	$847.4

Three Months Ended September 30, 2024			Three Months Ended September 30, 2025
(As Previously Reported)	Noncontrolling interest	Total equity	(As Previously Reported)	Noncontrolling interest	Total equity
Balance, June 30, 2024	$(18.6)	$582.9	Balance, June 30, 2025	$(40.1)	$684.3
Net income (loss)	(5.0)	42.3	Net loss	(4.3)	10.6
Other comprehensive income	—	1.7	Other comprehensive income	—	1.5
Share-based compensation	—	1.6	Share-based compensation	—	1.0
Noncontrolling interest of business acquired	—	—	Noncontrolling interest of business acquired	—	—
Balance, September 30, 2024	$(23.6)	$628.5	Balance, September 30, 2025	$(44.4)	$697.4

(Restatement Impacts)			(Restatement Impacts)
Net income (loss)	$(4.9)	$(4.9)	Net income (loss)	$(2.4)	$(2.4)
Noncontrolling interest of business acquired	11.8	11.8	Noncontrolling interest of business acquired	0.7	0.7

(As Restated)			(As Restated)
Balance, June 30, 2024	$110.5	$712.0	Balance, June 30, 2025	$123.0	$847.4
Net loss	(9.9)	37.4	Net loss	(6.7)	8.2
Other comprehensive income	—	1.7	Other comprehensive income	—	1.5
Share-based compensation	—	1.6	Share-based compensation	—	1.0
Noncontrolling interest of business acquired	11.8	11.8	Noncontrolling interest of business acquired	0.7	0.7
Balance, September 30, 2024	$112.4	$764.5	Balance, September 30, 2025	$117.0	$858.8

Table of Contents    CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share and per share amounts)
24.    Subsequent Events
New Smelter Project
On January 26, 2026, we announced that we had entered into a joint development agreement with Emirates Global Aluminium (“EGA”) to build the first new primary aluminum smelter in the United States since our Mt. Holly facility came online in 1980. Under the joint development agreement, EGA will own 60 percent of the joint venture, with Century Aluminum owning the remaining 40 percent. The new plant, to be built in Inola, Oklahoma, is expected to produce 750,000 tonnes of aluminum per year, more than doubling current U.S. production. Construction of the project is expected to start by the end of 2026, with detailed engineering work already and negotiations with Public Service Company of Oklahoma and the state of Oklahoma on a competitive long-term power supply underway.
Sale of Hawesville
On February 2, 2026, we completed the sale of our Hawesville, Kentucky facility to an affiliate of Terawulf, Inc. for $200.0 million in cash and a 6.8% non-dilutive minority equity interest in the Terawulf affiliate that intends to develop and own a high-performance computing/artificial intelligence data center on the site. A large portion of the proceeds are intended to be deployed to expand our domestic primary aluminum production capacity through the restart of the last potline at our Mt. Holly facility and investments in our new smelter project.
In connection with our sale of the Hawesville facility, on February 2, 2026, we terminated the letter of credit in the amount of $8.1 million under our U.S. Credit Facility, effectively prepaying the IRBs.
As noted throughout this Form 10-K, on February 13, 2026, we terminated our labor agreement with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") for former employees at our Hawesville facility, the impacts for which are disclosed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2025, because of a material weakness in internal controls over financial reporting described in Management’s Report on Internal Control Over Financial Reporting below.
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
As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting for the year ended December 31, 2025. Management’s evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that our system of internal control over financial reporting was not effective as of December 31, 2025.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified deficiencies in the design and operating effectiveness of (1) business process level controls at our Jamalco joint venture, including reconciliation controls and insufficient review controls related to inventories, accounts payable, accrued expenses, cost of goods sold and property, plant, and equipment, and (2) financial reporting controls over the consolidation of the Jamalco joint venture. These deficiencies constitute a material weakness in internal control over financial reporting which remains unremediated at December 31, 2025.
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

Remediation Plan for Material Weakness
Management, with the oversight of the Audit Committee of our Board, has dedicated resources and efforts to improve our internal controls over financial reporting and has taken the following actions towards remediating the material weakness:
•Designed and implemented controls over information technology general controls to enhance the reliability of information derived from information systems at Jamalco.
•Designed new and enhanced existing account reconciliation controls including controls to reconcile source data across accounts and additional review procedures within account reconciliations.
•The Company appointed new individuals in key roles including accounting and IT department heads.
•Enhanced training was provided to individuals responsible for account reconciliations and their review and those responsible for the consolidation of the Jamalco joint venture.
Management has implemented the remediation steps outlined above; however, management is unable to conclude the controls designed and implemented to address the material weakness are operating effectively until the applicable controls operate for a sufficient period of time. Management anticipates that remediation activities will be completed during fiscal year 2026.
Previously Reported Material Weakness
As of December 31, 2024, our management had identified a deficiency in the design of internal control over financial reporting related to information technology general controls in the areas of logical access controls including provisioning, deprovisioning, privileged access, user access review, application changes and monitoring related to Jamalco. In response to the identified material weakness, during the year ended December 31, 2025, management, with the oversight of the Audit Committee of the Board of Directors, took actions to remediate this material weakness in internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts related to the previous material weaknesses referred to above, during the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the year ended December 31, 2025, non-U.S. affiliates of the largest stockholder of the Company (“the non-U.S. Stockholder Affiliates”) entered into sales contracts for agricultural products with, or for delivery to or from Iranian entities wholly or majority owned by the GOI. The non-U.S. Stockholder Affiliates performed their obligations under the contracts in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S. Stockholder Affiliates related to the contracts did not exceed the value of USD $252 million for the year ended December 31, 2025.
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
The Company and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the year ended December 31, 2025 that requires disclosure in this report under Section 13(r) of the Exchange Act.
Rule 10b5-1 Trading Plans
During the fourth quarter of 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2026, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2026.
Item 11. Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2026, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2026, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2026.
Item 13. Certain Relationships and Related Transactions and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2026, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2026.
Item 14. Principal Accountant Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2026, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2026.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) List of Financial Statements
The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Reports are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to the consolidated financial statements
(a) (2) List of financial Statement Schedules
None. All required information has been included in the consolidated financial statements or notes thereto.
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
4.3
Indenture for Century Aluminum Company's 2.75% Convertible Senior Notes due 2028, dated as of April 9, 2021, by and among Century Aluminum Company, as issuer, and Wilmington Trust, National Association, as trustee.
		8-K	001-34474	April 12, 2021
4.4
Form of Note for the Indenture for Century Aluminum Company's 2.75% Convertible Senior Notes due 2028, dated as of April 9, 2021, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee.
		8-K	001-34474	April 12, 2021
4.5
Indenture for Century Aluminum Company's 6.875% Senior Secured Notes due 2032, dated as of July 22, 2025, by and among Century Aluminum Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and noteholder collateral agent.
		8-K	001-34474	July 24, 2025
4.6	Form of 6.875% Senior Secured Note due 2032 (included as Exhibit A to the Indenture filed as Exhibit 4.5).	8-K	001-34474	July 24, 2025

4.7	Description of Common Stock.	10-K	001-34474	February 27, 2020
10.1
Share Sale and Purchase Agreement, dated as of May 2, 2023, by and among Century Aluminum Jamaica Holdings, Inc., Noble New Asset Intermediate Co Limited, Noble Group Holdings Limited and Noble Resources International Pte, Ltd.
		8-K	001-34474	May 5, 2023
10.2
Second Lien Pledge and Security Agreement, dated as of July 22, 2025, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent of the 6.875% Senior Secured Notes due 2032.
		8-K	001-34474	July 24, 2025
10.3
Collateral Agency Agreement, dated as of July 22, 2025, by and among Century Aluminum Company, the other Grantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
		8-K	001-34474	July 24, 2025
10.4
Second Amended and Restated Loan and Security Agreement, dated as of May 16, 2018, among Century Aluminum Company, Century Aluminum of South Carolina, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LCC, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender ("Second Amended and Restated Loan and Security Agreement").
		10-Q	001-34474	November 2, 2018
10.5	Amendment No. 1, dated as of June 17, 2020 to the Second Amended and Restated Loan and Security Agreement.	8-K	001-34474	June 18, 2020
10.6	Amendment No. 2, dated as of June 15, 2021 to the Second Amended and Restated Loan and Security Agreement.	10-Q	001-34474	August 5, 2021
10.7	Amendment No. 3, dated as of December 23, 2021 to the Second Amended and Restated Loan and Security Agreement.	8-K	001-34474	December 27, 2021
10.8	Amendment No. 4 dated June 14, 2022 to the Second Amended and Restated Loan and Security Agreement.	8-K	001-34474	June 16, 2022
10.9	Amendment No. 5 dated July 22, 2025, to the Second Amended and Restated Loan and Security Agreement.	8-K	001-34474	July 24, 2025
10.1	Facility Agreement dated 9 December 2022 among Century Aluminum Vlissingen B.V. as borrower and Glencore international AG as lender	8-K	001-34474	December 12, 2022
10.11	Amendment to Facility Agreement dated October 1, 2024 among Century Aluminum Vlissingen B.V. as borrower and Glencore International AG as lender	10-Q	001-34474	November 4, 2024
10.12	Revolving Credit Facility, dated November 27, 2013, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.13	Amendment to Revolving Credit Facility, dated April 14, 2016, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf.	8-K	001-34474	April 15, 2016
10.14	Amendment to Revolving Credit Facility, dated December 15, 2017, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-K	001-34474	February 28, 2018
10.15	Amendment to Revolving Credit Facility, dated October 2, 2019, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 8, 2019
10.16	Amendment to Revolving Credit Facility, dated September 20, 2021, between Nordural Grundartangi ehf, as borrower, and Landsbankinn hf	10-Q	001-34474	November 5, 2021
10.17	Amendment to Revolving Credit Facility, dated February 4, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	8-K	001-34474	February 9, 2022

10.18	Amendment Agreement to General Bond, dated as of November 27, 2013, by and between Nordural Grundartangi ehf and Landsbankinn hf.	10-K	001-34474	March 14, 2014
10.19	Amendment to Revolving Credit Facility, dated September 28, 2022, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	10-Q	001-34474	November 7, 2022
10.20	Amendment to Revolving Credit Facility, dated December 7, 2023, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf	10-K	001-34474	March 15, 2024
10.21	Term Facility Agreement, dated as of November 2, 2021, by and between Nordural Grundartangi ehf and Arion Bank hf.	8-K	001-34474	November 3, 2021
10.22	Term Facility Agreement, dated as of September 29, 2022, by and between Nordural Grundartangi ehf, as borrower, and Arion Bank hf	10-Q	001-34474	November 7, 2022
10.23	Form of Capped Call Confirmation	8-K	001-34474	April 12, 2021
10.24	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.25	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG.	8-K	000-27918	July 8, 2008
10.26	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG.	10-K	001-34474	March 16, 2010
10.27	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd.	8-K	000-27918	July 8, 2008
10.28	Century Aluminum Company Amended and Restated Executive Severance Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.29	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-Q	000-27918	August 10, 2009
10.30	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan.*	10-K	001-34474	March 16, 2010
10.31	Second Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.32	Century Aluminum Company Annual Incentive Plan.*	10-K	001-34474	March 2, 2015
10.33	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 23, 2014.*	8-K	001-34474	June 27, 2014
10.34	Century Aluminum Company Amended and Restated Long-Term Incentive Plan, adopted March 22, 2016.*	8-K	001-34474	March 24, 2016
10.35	Century Aluminum Company Amended and Restated Stock Incentive Plan, adopted June 3, 2019.*	8-K	001-34474	June 6, 2019
10.36	Century Aluminum Company Restoration Plan, adopted December 8, 2015.*	8-K	001-34474	December 14, 2015
10.37	Form of Time-Vesting Performance Share Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	June 27, 2014
10.38	Form of Performance Unit Award Agreement for awards under the 2014 Amended and Restated Stock Incentive Plan.*	8-K	001-34474	March 24, 2016
10.39	Form of Time-Vesting Share Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020
10.4	Form of Performance Unit Award Agreement for awards under the 2019 Amended and Restated Stock Incentive Plan.*	10-K	001-34474	February 27, 2020

10.41	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.42	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Share Unit Award Agreement.*	10-K	001-34474	February 27, 2020
10.43	Form of Indemnification Agreement.*	8-K	001-34474	December 5, 2014
10.44	Jesse E. Gary Offer Letter, dated May 17, 2021*	8-K	001-34474	May 17, 2021
10.45	Retirement and Transition Agreement, dated May 17, 2021, between Century Aluminum Company and Michael A. Bless*	8-K	001-34474	May 17, 2021
19.1	Insider Trading Policy	10-K	001-34474	March 3, 2025
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
23.2	Consent of Aluminium Industry Professionals Inc.				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
96.1	Technical Report Summary for Jamalco	10-K	001-34474	March 3, 2025
97.1	Incentive Compensation Recoupment Policy	10-K	001-34474	March 3, 2025
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ JESSE E. GARY
Jesse E. Gary
President and Chief Executive Officer (Principal Executive Officer)
Dated:	March 3, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JESSE E. GARY	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2026
Jesse E. Gary

*	Chairman	March 3, 2026
Andrew Michelmore

*	Director	March 3, 2026
Jarl Berntzen

*	Director	March 3, 2026
Errol Glasser

*	Director	March 3, 2026
Wilhelm van Jaarsveld

*	Director	March 3, 2026
Jennifer Bush

*	Director	March 3, 2026
Tamla Olivier

/s/ PETER TRPKOVSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2026
Peter Trpkovski

/s/ ROBERT HOFFMAN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2026
Robert Hoffman

*By: /s/ JOHN DEZEE
John DeZee, as Attorney-in-fact