Form 10-Q
period 2026-03-31
CENTURY ALUMINUM CO
filed 2026-05-07
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 98,974,047 shares of common stock outstanding at May 4, 2026.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2026	2025
		(As Restated)
Net sales
Related parties	$305.9	$378.7
Other customers	343.3	255.2
Total net sales	649.2	633.9
Cost of goods sold (1)	530.4	576.6
Gross profit	118.8	57.3
Selling, general and administrative expenses	25.8	12.5
Gain on the sale of Hawesville	(287.9)	—
Other operating expenses - net	6.9	2.0
Operating income	374.0	42.8
Interest expense - nonaffiliates	(9.9)	(10.0)
Interest expense - affiliates	(0.6)	(1.8)
Interest income	3.1	1.8
Net loss on forward and derivative contracts - nonaffiliates	(65.3)	(5.4)
Gain on insurance proceeds - net	33.0	—
Other loss - net	(5.5)	(3.4)
Income before income taxes	328.8	24.0
Income tax expense	(1.8)	(1.6)
Net income	327.0	22.4
Net loss attributable to noncontrolling interests	(10.5)	(7.3)
Net income attributable to Century stockholders	337.5	29.7
Less: net income allocated to participating securities	—	1.5
Net income allocated to common stockholders	$337.5	$28.2
(1) Purchases from related party were $64.2 million and $88.3 million for the three months ended March 31, 2026 and 2025, respectively.

Net income attributable to Century stockholders per common share:
Basic	$3.41	$0.30
Diluted	$3.23	$0.29
Weighted-average common shares outstanding:
Basic	99.0	93.3
Diluted	104.6	99.2
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)
	Three months ended March 31,
	2026	2025
		(As Restated)
Comprehensive income:
Net income	$327.0	$22.4
Other comprehensive income before income tax effect:
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	8.9	—
Amortization of prior service benefit during the period	0.1	0.1
Amortization of net loss during the period	2.0	1.6
Other comprehensive income before income tax effect	11.0	1.7
Income tax effect	—	—
Other comprehensive income	11.0	1.7
Comprehensive income	338.0	24.1
Comprehensive loss attributable to noncontrolling interests	(6.2)	(7.3)
Comprehensive income attributable to Century stockholders	$344.2	$31.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$244.1	$134.2
Restricted cash	89.5	1.4
Accounts receivable - net	111.0	109.9
Non-trade receivables	41.8	38.1
Due from affiliates	52.6	29.6
Manufacturing credit receivable	173.3	172.6
Inventories	512.1	519.6
Derivative assets	6.8	1.5
Prepaid and other current assets	23.3	24.4
Total current assets	1,254.5	1,031.3
Property, plant and equipment - net	1,205.1	1,167.6
Manufacturing credit receivable - less current portion	24.9	—
Other assets	170.4	70.4
Total assets	$2,654.9	$2,269.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$196.1	$187.2
Accrued compensation and benefits	71.8	74.4
Due to affiliates	51.0	70.8
Accrued and other current liabilities	27.0	35.6
Derivative liabilities	104.0	58.2
Carbon credit repurchase liability	28.7	28.6
Current maturities of long-term debt	66.1	68.8
Total current liabilities	544.7	523.6
Long-term debt	479.8	479.5
Accrued benefits costs - less current portion	97.5	97.7
Other liabilities	116.9	104.9
Deferred taxes	60.6	58.4
Asset retirement obligations - less current portion	70.9	75.3
Total noncurrent liabilities	825.7	815.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 14)	—	—
Common stock (Note 14)	1.1	1.1
Additional paid-in capital	2,572.7	2,571.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(48.5)	(55.2)
Accumulated deficit	(1,288.1)	(1,625.5)
Total Century shareholders’ equity	1,150.9	805.6
Noncontrolling interests	133.6	124.3
Total equity	1,284.5	929.9
Total liabilities and equity	$2,654.9	$2,269.3
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2026	2025
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$327.0	$22.4
Adjustments to reconcile Net income to net cash provided by operating activities:
Unrealized loss on derivative instruments	48.0	3.0
Depreciation, depletion and amortization	22.7	24.0
Share-based compensation	9.4	1.9
Net periodic benefit cost	9.5	2.8
Change in deferred tax provision	2.2	1.2
Gain on the sale of Hawesville	(287.9)	—
Gain on insurance proceeds received for property damage	(1.0)	—
Other non-cash items - net	0.9	(4.7)
Change in operating assets and liabilities:
Accounts receivable	(8.9)	(12.5)
Non-trade receivables	1.0	15.4
Manufacturing credit receivable	(25.6)	(20.7)
Due from affiliates	(23.0)	16.7
Inventories	6.8	(0.1)
Prepaid and other current assets	1.1	4.0
Accounts payable, trade	24.7	20.8
Due to affiliates	(19.8)	12.2
Accrued and other current liabilities	(11.0)	(13.9)
Other - net	(7.7)	(0.2)
Net cash provided by operating activities	68.4	72.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(74.8)	(21.2)
Proceeds from the sale of Hawesville	200.0	—
Insurance proceeds received for property damage	5.0	—
Net cash provided by (used in) investing activities	130.2	(21.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	160.6	257.6
Repayments under revolving credit facilities	(155.7)	(300.1)
Repayments of Industrial Revenue Bonds	(7.8)	—
Repayments under Grundartangi casthouse debt facility	—	(2.3)
Payment of incentive compensation withholding taxes	(4.7)	—
Contributions from joint venture partner	7.0	5.7
Net cash used in financing activities	(0.6)	(39.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	198.0	12.0
Cash, cash equivalents and restricted cash, beginning of period	135.6	35.7
Cash, cash equivalents and restricted cash, end of period	$333.6	$47.7

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Three months ended March 31,
	2026	2025
Supplemental Cash Flow Information:
Cash paid for:
Interest	$16.3	$4.9
Taxes, net of refunds	0.7	2.3
Non-cash investing activities:
Capital expenditures	11.5	4.1
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended March 31, 2026
Balance, December 31, 2025	—	$—	98,969,007	$1.1	$2,571.5	$(86.3)	$(55.2)	$(1,625.5)	$805.6	$124.3	$929.9
Net income (loss)	—	—	—	—	—	—	—	337.5	337.5	(10.5)	327.0
Other comprehensive income	—	—	—	—	—	—	6.7	—	6.7	4.3	11.0
Share-based compensation	—	—	5,040	—	1.2	—	—	—	1.2	—	1.2
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	15.5	15.5
Balance, March 31, 2026	—	$—	98,974,047	$1.1	$2,572.7	$(86.3)	$(48.5)	$(1,288.1)	$1,150.9	$133.6	$1,284.5

Three months ended March 31, 2025
Balance, December 31, 2024 (As Restated)	49,715	—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$111.0	$805.3
Net income (loss)	—	—	—	—	—	—	—	29.7	29.7	(7.3)	22.4
Other comprehensive income	—	—	—	—	—	—	1.7	—	1.7	—	1.7
Share-based compensation	—	—	4,779	—	0.6	—	—	—	0.6	—	0.6
Conversion of preferred stock to common stock	(36)	—	3,593	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	7.8	7.8
Balance, March 31, 2025 (As Restated)	49,679	$—	93,296,937	$1.0	$2,550.8	$(86.3)	$(101.6)	$(1,637.6)	$726.3	$111.5	$837.8
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Three months ended March 31, 2026 and 2025
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Restatement
As noted in the Company's Form 10-K for the fiscal year ending December 31, 2025, as filed with the SEC on March 3, 2026, the Company has restated the comparative financial statements including the Consolidated Statement of Operations, Consolidated Balance Sheets, and Consolidated Statement of Stockholders' Equity as of and for the three months ended March 31, 2025, and applicable footnotes. The restatement reflects a change related to the consolidation of the Company's Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The change in consolidation method did not have any impact on our net income attributable to Century stockholders for the periods that were restated.
The following tables present a summary of the effects of the correction of the Company’s previously issued consolidated financial statements as of and for three months ended March 31, 2025.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The effects of the corrections described above to the Company's consolidated statements of operations are shown below.

	Three months ended March 31, 2025
	As Previously Reported	Restatement Impacts	As Restated
Cost of Goods Sold	$573.3	$3.3	$576.6
Gross profit	60.6	(3.3)	57.3
Operating income	46.1	(3.3)	42.8
Income before income taxes	27.3	(3.3)	24.0
Net income	25.7	(3.3)	22.4
Net loss attributable to noncontrolling interests	(4.0)	(3.3)	(7.3)
Net income attributable to Century stockholders	29.7	—	29.7
Less: Net income allocated to participating securities	1.5	—	1.5
Net income allocated to common stockholders	$28.2	$—	$28.2
The effects of the corrections described above to the Company's consolidated balance statements were are shown below.

	March 31, 2025
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	$—	$7.7	$7.7
Total current assets	821.9	7.7	829.6
Property, plant and equipment - net	972.2	169.8	1,142.0
Other assets	69.3	0.9	70.2
TOTAL	$1,954.5	$178.4	$2,132.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued compensation and benefits	$40.6	$1.0	$41.6
Non-trade payables	7.4	(7.4)	—
Accrued and other current liabilities	36.6	2.6	39.2
Total current liabilities	447.4	(3.8)	443.6
Accrued benefits costs - less current portion	129.3	14.5	143.8
Asset retirement obligations - less current portion	64.4	20.7	85.1
Total noncurrent liabilities	816.4	35.2	851.6
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(35.6)	147.1	111.5
Total equity	690.7	147.1	837.8
TOTAL	$1,954.5	$178.4	$2,132.8

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The effects of the corrections described above to the Company's consolidated statements of shareholders' equity are shown below.

Three Months Ended March 31, 2025
(As Previously Reported)	Noncontrolling interest	Total equity
Balance, December 31, 2024	$(31.6)	$662.7
Net income (loss)	(4.0)	25.7
Other comprehensive income (loss)	—	1.7
Share-based compensation	—	0.6
Noncontrolling interest of business acquired	—	—
Balance, March 31, 2025	$(35.6)	$690.7

(Restatement Impacts)
Net income (loss)	$(3.3)	$(3.3)
Noncontrolling interest of business acquired	7.8	7.8

(As Restated)
Balance, December 31, 2024	111.0	805.3
Net income (loss)	(7.3)	22.4
Other comprehensive income (loss)	—	1.7
Share-based compensation	—	0.6
Noncontrolling interest of business acquired	7.8	7.8
Balance, March 31, 2025	$111.5	$837.8
Recent Accounting Pronouncements
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
2.    Related Party Transactions
The significant related party transactions occurring during the three months ended March 31, 2026 and 2025 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of March 31, 2026, Glencore plc and its affiliates (together "Glencore") beneficially owned 30.0% of Century’s outstanding common stock. Century and Glencore enter into various transactions from time to time, such as the purchase and sale of primary aluminum, alumina and other raw materials; tolling agreements; forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended March 31, 2026 and 2025, we derived approximately 47.1% and 59.7%, respectively, of our consolidated net sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the London Metal Exchange ("LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three months ended March 31, 2026 and 2025, the Company recognized $61.3 million and $78.4 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three months ended March 31, 2026 and 2025 were priced based on aluminum indices.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended March 31,
	2026	2025
Net sales to Glencore	$305.9	$378.7
Purchases from Glencore	64.2	88.3
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the “Vlissingen Credit Facility”). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Under the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans at a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00%. As of March 31, 2026, there were no outstanding borrowings under the Vlissingen Credit Facility. See Note 12. Debt for additional information. Borrowings under the Vlissingen Credit Facility are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.
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
Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $20.8 million and $31.2 million, as of March 31, 2026 and December 31, 2025, respectively.
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended March 31, 2026 and 2025.

Net Sales	Three months ended March 31,
	2026	2025
Aluminum	$587.9	$535.8
Alumina	61.3	98.1
Total	$649.2	$633.9
Our net sales are attributed to geographic area based on the location of the selling entity. Included in the consolidated financial statements are the following amounts related to geographic locations:

Net Sales(1)	Three months ended March 31,
	2026	2025
United States	$561.9	$413.8
Iceland	87.3	220.1
Total	$649.2	$633.9
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
4.    Sale of Hawesville
In August 2022, we fully curtailed production at the Hawesville, Kentucky facility ("Hawesville"). On February 2, 2026, we completed the sale of the facility to an affiliate of Terawulf, Inc. for $200.0 million in cash and a 6.8% non-dilutive minority equity interest in Raylan Data Holdings LLC (the "Minority Interest"), a joint venture that intends to develop and own a high-performance computing/artificial intelligence data center on the site. We also have the right to require the majority holder to purchase the Minority Interest for $300.0 million starting on the first anniversary of the data center’s commencement of the data center's operations—defined as delivering at least 375 MW of critical IT load to data center customers (the "Put Option"). The Minority Interest and Put Option were measured at fair value at the acquisition date as one unit of account and will be accounted for using the equity method. We recognized a gain of $287.9 million in connection with the sale.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The major classes of assets and liabilities that were sold are as follows:

Assets
Inventories	$4.1
Property, plant and equipment - net	13.5

Liabilities
Asset retirement obligations	8.8
As a result of the sale, in accordance with a debt covenant, we set aside part of the cash proceeds restricted for use only on capital expenditures or otherwise invested in our business, of which $88.1 million remains on our Consolidated Balance Sheets at March 31, 2026.
5.    Income Taxes
For the three months ended March 31, 2026 and 2025, we recorded an income tax expense of $1.8 million and $1.6 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate ("AETR"), adjusted for discrete items. In February 2026, the Company completed the sale of Hawesville. The sale was determined to be a discrete item that is not part of the Company’s ordinary operations and, accordingly, the related tax effects were excluded from the computation of the estimated AETR. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance on domestic losses, causes a significant variation in the typical relationship between income tax expense/benefit and pretax accounting income/loss as reported on the Consolidated Statements of Operations.
As of March 31, 2026, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance.
Section 45X of the Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations on the production tax credit requirements under Internal Revenue Code Section 45X (the "IRA Regulations"). The IRA Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three months ended March 31, 2026 and 2025, the Company recognized a reduction of $25.0 million and $19.9 million in Cost of goods sold and a reduction of $0.7 million and $0.8 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations.
6.    Earnings Per Share
Basic earnings per share ("EPS") amounts are calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Beginning in 2026, due to the previous conversion of all preferred stock to common, dilutive common equivalent shares are calculated using the if-converted method. In prior periods, dilutive common equivalent shares are calculated using the more dilutive of either the if-converted or two-class methods.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table shows the basic and diluted earnings per share:

	For the three months ended March 31,
	2026			2025
	Net Income (Loss)	Shares (in millions)	$ Per Share	Net Income (Loss)	Shares (in millions)	$ Per Share
Net income attributable to Century stockholders	$337.5			$29.7
Less: net income allocated to participating securities	—			1.5
Basic EPS:
Net income allocated to common stockholders	$337.5	99.0	$3.41	$28.2	93.3	$0.30
Effect of Dilutive Securities(1):
Share-based compensation	—	1.0		—	1.3
Convertible senior notes	0.7	4.6		0.7	4.6
Diluted EPS:
Net income allocated to common stockholders	$338.2	104.6	$3.23	$28.9	99.2	$0.29

Securities excluded from the calculation of diluted EPS (in millions)(1):	Three months ended March 31,
	2026	2025
Share-based compensation	0.6	0.7
Convertible preferred shares	—	5.0
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
7.    Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	March 31, 2026	December 31, 2025
Defined benefit plan liabilities	$(51.9)	$(58.7)
Unrealized gain on financial instruments	1.1	1.2
Other comprehensive loss before income tax effect	(50.8)	(57.5)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(48.5)	$(55.2)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	March 31, 2026	December 31, 2025
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.3)	(0.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, December 31, 2025	$(56.4)	$1.2	$(55.2)
Other comprehensive loss before reclassifications	4.8	—	4.8
Net amount reclassified to net income (loss)	1.9	—	1.9
Balance, March 31, 2026	$(49.7)	$1.2	$(48.5)

Balance, December 31, 2024	$(104.6)	$1.3	$(103.3)
Other comprehensive loss before reclassifications	—	—	—
Net amount reclassified to net income (loss)	1.7	—	1.7
Balance, March 31, 2025	$(102.9)	$1.3	$(101.6)

Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Three months ended March 31,
AOCL Components	Location	2026	2025
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$1.1	$0.8
	Selling, general and administrative expenses	0.1	0.2
	Other operating expense - net	0.7	0.7
	Income tax effect	—	—
	Net of tax	$1.9	$1.7

Unrealized gain on financial instruments	Cost of goods sold	$—	$—
	Income tax effect	—	—
	Net of tax	$—	$—
8.    Components of Net Periodic Benefit Cost

	Three months ended March 31,
Pension Benefits	2026	2025
Service cost	$3.6	$0.7
Interest cost	11.6	3.3
Expected return on plan assets	(9.3)	(3.9)
Amortization of prior service benefit	0.1	0.1
Amortization of net loss	1.8	1.4
Net periodic benefit cost	$7.8	$1.6

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
Other Postretirement Benefits	2026	2025
Service cost	$0.1	$—
Interest cost	1.3	1.0
Amortization of net loss	0.3	0.2
Net periodic benefit cost	$1.7	$1.2
9.    Inventories
Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$166.0	$161.5
Work-in-process	54.1	52.2
Finished goods	32.6	36.5
Operating and other supplies	259.4	269.4
Total inventories	$512.1	$519.6
Inventories are stated at the lower of cost or Net Realizable Value ("NRV") using the first-in, first-out or the weighted average cost method.
10.    Fair Value Measurements
We measure and classify certain of our assets and liabilities at fair value in accordance with the hierarchy as defined by the Fair Value Measurement Topic of the FASB ASC. The fair value hierarchy provides transparency regarding the inputs we use to measure fair value. We categorize each fair value measurement in its entirety into the following three levels, based on the lowest level input that is significant to the entire measurement:
•Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets or liabilities that we can access at the measurement date.
•Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$229.7	$—	$—	$229.7
Trust assets(1)	0.2	—	—	0.2
Derivative instruments	—	8.2	—	8.2
TOTAL	$229.9	$8.2	$—	$238.1
LIABILITIES:
Derivative instruments	$—	$120.6	$—	$120.6
TOTAL	$—	$120.6	$—	$120.6

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$122.3	$—	$—	$122.3
Trust assets(1)	0.1	—	—	0.1
Derivative instruments	—	1.9	—	1.9
TOTAL	$122.4	$1.9	$—	$124.3
LIABILITIES:
Derivative instruments	$—	$66.0	$—	$66.0
TOTAL	$—	$66.0	$—	$66.0
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
During the three months ended March 31, 2026 and 2025, there were no Level 3 assets and liabilities measured at fair value on a recurring basis.
We measured the Minority Interest and the Put Option as a single unit of account at fair value as of February 2, 2026, the date of acquisition. The investment is categorized within Level 3 of the fair value hierarchy and was valued at $97.0 million using a sales comparison approach and a probability-weighted scenario approach incorporating a Black-Scholes option pricing model. The valuation considered multiple scenarios based on the timing of successful commencement of the data center’s operations—defined as delivering at least 375 MW of critical IT load to data center customers, as well as a scenario in which that threshold is not achieved. See Note 4. Sale of Hawesville for additional information on the acquisition of the Minority Interest and Put Option.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table describes the significant unobservable inputs used in the valuation.

February 2, 2026
Sales comparison approach
Adjusted price per megawatt	$0.4 - $0.6

Scenario-based approach with the Black-Scholes option pricing model
Discount rate	7.45% - 7.64%
Expected term (years)	3 - 5
Equity volatility	108% - 117%
Dividend yield	—%
11.    Derivatives
As of March 31, 2026, we had an open position of 59,500 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2027. We also had an open position of 99,400 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2027. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of March 31, 2026, we had 100 tonnes open fixed for floating swaps. These contracts are expected to settle monthly through August 2026.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure ("HFO price swaps"). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of March 31, 2026, we had an open position of 150,000 barrels. The HFO price swaps are expected to settle monthly through October 2026.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of March 31, 2026, we had an open position of 957,552 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2027.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of March 31, 2026 and December 31, 2025, the Company had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of March 31, 2026 and December 31, 2025, respectively:

	Asset Fair Value
	March 31, 2026	December 31, 2025
Commodity contracts(1)	$8.2	$1.9

	Liability Fair Value
	March 31, 2026	December 31, 2025
Commodity contracts(1)	$120.6	$66.0
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indiana Hub power price swaps, fixed for floating swaps, and HFO price swaps.
The following table summarizes the net loss on forward and derivative contracts:

	Three months ended March 31,
	2026	2025
Commodity contracts	$(65.3)	$(5.5)
12.    Debt

	March 31, 2026	December 31, 2025
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly(1)	$—	$7.8
U.S. Revolving Credit Facility(2)	—	—
Iceland Revolving Credit Facility(3)	66.1	61.0
Debt classified as non-current liabilities:
2.75% convertible senior notes due May 1, 2028, net of financing fees of $0.7 million at March 31, 2026, interest payable semiannually	85.5	85.5
6.875% senior secured notes due August 1, 2032, net of financing fees of $5.8 million at March 31, 2026, interest payable semiannually	394.3	394.0
Total	$545.9	$548.3
(1)The IRBs were classified as current liabilities because they were remarketed weekly and could have been required to be repaid upon demand if there is a failed remarketing.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2026 was 7.25%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at March 31, 2026 was 7.18%.
6.875% Senior Secured Notes due 2032
General. On July 22, 2025, we issued $400.0 million in aggregate principal amount of 6.875% of senior secured notes (the "2032 Notes"). We received proceeds of $393.7 million after payment of certain financing fees and related expenses.
Interest Rate. The 2032 Notes bear interest semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026, at a rate of 6.875% in cash.
Maturity. The 2032 Notes will mature on August 1, 2032, unless earlier repurchased or redeemed.
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
As of March 31, 2026, the total estimated fair value of the 2032 Notes was $413.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
2.75% Convertible Notes due 2028
General. On April 9, 2021, we completed a private offering of $86.3 million aggregate principal amount of convertible senior notes 2028 (the "Convertible Notes"). The Convertible Notes were issued at a price of 100% of their aggregate principal amount. We received proceeds of $83.7 million, after payment of certain financing fees and related expenses.
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of March 31, 2026, the conversion rate remains unchanged.
Interest Rate. The Convertible Notes bear interest semi-annually in arrears on May 1 and November 1 of each year at a rate of 2.75% per annum in cash.
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
As of March 31, 2026, the if-converted value of the Convertible Notes exceeded the outstanding principal amount by $158.8 million.
Fair Value. As of March 31, 2026, the total estimated fair value of the Convertible Notes was $270.9 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At March 31, 2026, there were no outstanding borrowings and $47.9 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	March 31, 2026
Credit facility maximum amount	$250.0
Borrowing availability	202.7
Outstanding letters of credit issued	47.9
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	154.8
Borrowing Base. The availability of funds under the U.S. revolving credit facility is limited by a specified borrowing base consisting of the Borrower's accounts receivable and inventory which meets the eligibility criteria.
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf.,as amended (the "Iceland revolving credit facility"), which provides for borrowings of up to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At March 31, 2026, there were $66.0 million outstanding borrowings under our Iceland revolving credit facility. The Iceland revolving credit facility matures in December 2026.

Status of our Iceland revolving credit facility:	March 31, 2026
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	66.0
Borrowing availability, net of borrowings	34.0
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
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans. As of March 31, 2026, there were no outstanding borrowings under the Vlissingen Credit Facility.
Security. Vlissingen’s obligations under the Vlissingen Credit Facility are secured by liens on the ground lease on which Vlissingen’s facilities are located, Vlissingen’s moveable assets, financial assets, receivables and other assets, and Vlissingen’s shares.
Interest Rates and Fees. Amounts outstanding under the Vlissingen Credit Facility will bear interest at a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00%.
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
Covenant Compliance
As of March 31, 2026, we and our subsidiaries were in compliance with financial covenants or maintained availability above applicable covenant triggers.
Hancock County Industrial Revenue Bonds
As part of the purchase price for our acquisition of the Hawesville facility, we assumed IRBs which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market and interest on the IRBs is paid quarterly. The IRBs were secured by a letter of credit in the amount issued under our U.S. revolving credit facility and mature in April 2028. In connection with our sale of the Hawesville facility, on February 2, 2026, we effected a final draw under the letter of credit, defeased the IRBs and related Indenture, and irrevocably directed the Trustee to redeem the IRBs on April 1, 2026. Immediately following the final draw under the letter of credit, we terminated the letter of credit. As a result of the defeasance, the IRBs were considered extinguished as of February 2, 2026. The Trustee redeemed the IRBs on April 1, 2026.
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2026, we had issued surety bonds totaling $6.6 million.
13.    Commitments and Contingencies
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions, pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years, ending in 2026. As of March 31, 2026, $1.9 million was recorded in Accrued and other current liabilities.
Hawesville Partial Withdrawal
The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") sponsored multi-employer pension plan. If a participating employer chooses to stop participating in a multi-employer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability under the Employee Retirement Income Security Act of 1974. On February 13, 2026, we terminated our labor agreement with USW for former employees at our Hawesville facility. As a result of the termination, the Company recognized a partial withdrawal liability of $5.7 million. Although the liability represents our best estimate of the partial withdrawal liability at this time, actual costs could differ based on final funding assessments. Any changes to the estimate will be recorded in the period identified. We estimate our cash obligation to be $0.6 million quarterly for the next nine quarters and one final payment of $0.5 million in the tenth quarter.
Power Commitments and Contingencies
Sebree
Sebree has a power supply arrangement with Kenergy and Century Marketer, LLC ("Century Marketer"), Century's wholly-owned subsidiary. Sebree gets access to power at MISO pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Sebree has a term through December 31, 2026, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
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
Insurance Contingencies
We carry insurance policies to compensate us for certain losses, including property damage and business interruption. When recovery of property damage loss or other directly related expenses through insurance proceeds is demonstrated to be probable, an asset is recorded that offsets the loss or expenses up to the amount of the total loss or expenses within the period. Proceeds received from insurance claims in excess of losses and directly related expenses incurred within the period as well as proceeds received from business interruption insurance claims are recorded as a gain. No gain is recorded until it is realized or realizable, generally after the receipt of the proceeds.
In November 2024, a transformer unit that powers one of Grundartangi's two potlines failed. Accordingly, production output from the second potline decreased. In October 2025, following the failure of another transformer unit, production from the second potline ceased due to diminished power supply. The cessation of the second potline resulted in a temporary

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
reduction of output by about two-thirds. We filed a claim with our insurer to recover insurance losses related to property damage and the absent margin that we would have realized if production output was not affected.
For the three months ended March 31, 2026, we recognized a Gain on insurance proceeds of $33.0 million, comprised of $37.0 million of proceeds received in connection with the Grundartangi insurance claim net of directly related expense recovery of $4.0 million recognized in Cost of goods sold.
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Sebree and Jamalco facilities are represented by labor unions, representing approximately 56% of our total workforce.
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
Approximately 35% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees was effective through April 1, 2026, but was terminated early on February 13, 2026. Mt. Holly employees are not represented by a labor union. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2028.
Approximately 63% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts were effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups. Until new contracts are reached, employees will continue to operate under the current agreements.
Contingent obligation
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of March 31, 2026, the principal and accrued interest for the contingent obligation was $34.1 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 11.00%. As of March 31, 2026, the LME forward market prices exceed the threshold for payment. In addition, based on the fact that we recently sold the Hawesville property, which is to be developed into a data center, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
14.    Shareholders' Equity
Common Stock
As of March 31, 2026 and December 31, 2025, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 106,160,568 shares were issued and 98,974,047 shares were outstanding at March 31, 2026, and 106,155,528 were issued and 98,969,007 shares were outstanding at December 31, 2025.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which we may designate and issue in the future.
Preferred Stock
As of March 31, 2026 and December 31, 2025, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
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
Through March 31, 2026 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of March 31, 2026.
15.    Business Segments
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
Neither the Company's three smelters nor Jamalco’s mining and refining operations meet the definition of operating segments. As a result, the Company has determined that it has only one operating and only one reportable segment, and that segment is managed on a consolidated basis. In accordance with ASC 280-10-50-34, the corresponding information for earlier periods is recast in the tables below to conform with the updated presentation.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents information about the Company's single segment for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
Net sales	$649.2	$633.9
Segment Cost of goods sold(1),(2)	(537.1)	(574.8)
IRA Section 45X tax credit(1),(3)	25.0	19.9
Lower of cost or NRV inventory adjustment(1),(4)	3.3	3.1
Property and equipment expense(1),(5)	(21.6)	(24.8)
Selling, general and administrative expenses	(25.8)	(12.5)
Gain on the sale of Hawesville	287.9	—
Other operating expenses - net	(6.9)	(2.0)
Interest expense - nonaffiliates	(9.9)	(10.0)
Interest expense - affiliates	(0.6)	(1.8)
Interest income	3.1	1.8
Net loss on forward and derivative contracts - nonaffiliates	(65.3)	(5.4)
Gain on insurance proceeds - net	33.0	—
Other loss - net	(5.5)	(3.4)
Income tax expense	(1.8)	(1.6)
Net income	$327.0	$22.4
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
16.    Variable Interest Entity
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
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$7.0	$4.6
Accounts receivable - net	0.5	0.1
Inventories	107.1	116.6
Prepaid and other current assets	9.5	8.9
Total current assets	124.1	130.2
Property, plant and equipment - net	448.6	426.3
Other assets	14.4	12.0
TOTAL	$587.1	$568.5
LIABILITIES
LIABILITIES:
Accounts payable, trade	$45.3	$49.0
Accrued compensation and benefits	12.2	11.7
Due to affiliates	13.5	17.3
Accrued and other current liabilities	6.1	8.2
Total current liabilities	77.1	86.2
Accrued benefits costs - less current portion	29.2	32.2
Other liabilities	62.8	62.1
Asset retirement obligations - less current portion	51.9	46.6
Total noncurrent liabilities	143.9	140.9
TOTAL	$221.0	$227.1

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
Recent Developments
New Smelter Project
On January 26, 2026, we announced that we had entered into a joint development agreement with Emirates Global Aluminium ("EGA") to build the first new primary aluminum smelter in the United States since our Mt. Holly facility came online in 1980. Under the joint development agreement, EGA will own 60 percent of the joint venture, with Century Aluminum owning the remaining 40 percent. The new plant, to be built in Inola, Oklahoma, is expected to produce 750,000 tonnes of aluminum per year, more than doubling current U.S. production of primary aluminum. Construction of the project is expected to start by the end of 2026, subject to the completion of detailed engineering work, completion of negotiations with Public Service Company of Oklahoma on a competitive long-term power supply agreement and the negotiation of a definitive joint venture agreement with EGA.

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

Grundartangi Equipment Failure
In October 2025, our Grundartangi smelter was forced to temporarily cease production at one of its two potlines due to a failure of a transformer unit. As a result, production at the smelter has been temporarily reduced by approximately two-thirds. Grundartangi’s other potline remains unaffected and in full production. We expect that losses arising from this event, less applicable deductibles, will be covered under our insurance policies. As of March 31, 2026, we have received $37.0 million in insurance recoveries related to the equipment failure. In April 2026, we received an additional $46.1 million in insurance recoveries and expect to receive additional recoveries as our insurance carriers process our claims. We restarted production of the idled potline in the second half of April 2026, with a return to near full production currently expected by the end of July 2026.

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
In February 2025, President Trump issued a new Presidential Proclamation directing the tariff rate on imported primary aluminum to be increased from 10% to 25% and for all existing country exemptions or product exclusion to be ended, in each case effective March 12, 2025. Then, in May 2025, President Trump again increased tariffs on primary aluminum from 25% to 50%, effective June 4, 2025. Since the implementation of these changes to the Section 232 tariff program, the LME and Midwest premium has increased to historically high levels, which has had a material positive impact on our financial position and results of operations.
U.S. Department of Energy Award
On January 10, 2025, the Company entered into a Cooperative Agreement with the U.S. Department of Energy's ("DOE") Office of Clean Energy Demonstrations for up to $500 million in Bipartisan Infrastructure Law and Inflation Reduction Act funding to build a new aluminum smelter as part of the Industrial Demonstrations Program. With the help of this funding, we intend to construct, own, and operate the new aluminum smelter together with EGA in Inola, Oklahoma.
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
The price of aluminum is influenced by a number of factors, including global supply-demand balance, inventory levels, speculative activities by market participants, production activities by producers, geopolitical and economic conditions, including tariffs, as well as production costs in major production regions. These factors can be highly variable and difficult to predict, which can lead to significant volatility in the price of aluminum. Increases or decreases in primary aluminum prices result in variability in our revenues and profitability (assuming all other factors are unchanged). From time to time, we may seek to manage our exposure to fluctuations in the LME price of primary aluminum and/or associated regional premiums through financial instruments designed to limit our downside price risk. Information regarding financial contracts is included in Note 11. Derivatives and risks associated with such financial contracts are disclosed specifically in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

We saw an increase in the pricing of aluminum through the first quarter of 2026 attributable to increases in the LME, MWP and EDPP. The LME and MWP prices have recently been at historically high levels and may change rapidly based on factors beyond our control, including changes in tariff policies, changes in supply in the U.S market, geopolitical events, and other factors. The following table summarizes the average price for primary aluminum per tonne for the three months ended March 31, 2026 and 2025.

	Three months ended
($ per tonne)	March 31, 2026	March 31, 2025
Average LME	$3,191	$2,631
Average MWP	2,294	729
Average EDPP	390	289
Restatement of Prior Period Results
As noted in the Company's Form 10-K for the fiscal year ending December 31, 2025, as filed with the SEC on March 3, 2026, the Company has restated the comparative financial statements including the Consolidated Statement of Operations, Consolidated Balance Sheets, and Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2025 and applicable footnotes. The restatement reflects a change related to the consolidation of the Company's Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The change in consolidation method did not have any impact on our net income attributable to Century stockholders for the periods that were restated. See Note 1. General, for additional information.

Results of Operations

	Quarter ended		Three months ended
	Sequential		Year-to-date
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Net sales
Related parties	$305.9	$299.6	$305.9	$378.7
Other customers	343.3	334.1	343.3	255.2
Total net sales	649.2	633.7	649.2	633.9
Gross profit	118.8	90.6	118.8	57.3
Selling, general and administrative expenses	25.8	35.5	25.8	12.5
Net loss on forward and derivative contracts - nonaffiliates	(65.3)	(43.5)	(65.3)	(5.4)
Loss on early extinguishment of debt	—	(1.5)	—	—
Gain on the sale of Hawesville	(287.9)	—	(287.9)	—
Gain on insurance proceeds - net	33.0	—	33.0	—
Income tax benefit (expense)	(1.8)	12.3	(1.8)	(1.6)
Net income	327.0	(3.1)	327.0	22.4
Net loss attributable to noncontrolling interests	(10.5)	(4.9)	(10.5)	(7.3)
Net income attributable to Century stockholders	337.5	1.8	337.5	29.7
Shipment volume is a key determinant of our financial results. Fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2026
1st Quarter	93,668	$494.3	29,197	$87.3	122,865	$581.6

2025
4th Quarter	91,885	$413.1	48,372	$138.3	140,257	$551.4
1st Quarter	94,601	306.6	74,071	217.3	168,672	$523.9
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales
Net sales increased by $15.5 million for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, primarily driven by an increase in the LME and in realized regional price premiums of $76.6 million attributable primarily to increase in the Midwest premium, partially offset by unfavorable volume and sales mix of $53.9 million related to lower sales from reduced production as a result of the Grundartangi equipment failure.
Net sales increased by $15.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by favorable realized LME and regional price premiums of $193.7 million, unfavorable volume and sales mix of $142.5 million and a decrease in third-party alumina sales of $36.8 million.

Gross profit
Gross profit increased by $28.2 million for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, primarily attributable to an increase in the LME and in realized regional price premiums of $76.6 million driven by increases in the Midwest premium, lower operating costs of $6.2 million attributable to annual employee benefits, partially offset by unfavorable power price realization of $35.7 million due to extreme winter weather in the United States in the current period, unfavorable raw material price realization of $21.8 million and unfavorable volume and sales mix of $6.5 million attributable to lower sales from reduced production as a result of the Grundartangi equipment failure.
Gross profit increased by $61.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to favorable metal price realization of $193.7 million, partially offset by unfavorable raw material price realization of $41.1 million, unfavorable volume and sales mix $47.2 million attributable to lower sales from reduced production as a result of the Grundartangi equipment failure, higher power price realization of $39.5 million due to extreme winter weather in the United States in the current period, and higher other operating costs of $4.8 million related to the Mt. Holly restart.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $9.7 million for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, primarily driven by decreased share-based compensation costs, partially offset by increased professional services and annual incentive compensation during the period.
Selling, general and administrative expenses increased by $13.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by increased share-based compensation costs attributable to higher share price, increased professional services, and higher annual incentive compensation during the period.
Net loss on forward and derivative contracts - nonaffiliates
Net loss on forward and derivative contracts - nonaffiliates increased by $21.8 million for the three months ended March 31, 2026, compared to the three months ended December 31, 2025. The difference was primarily driven by an increase in the forward prices related to MWP and LME hedges.
Net loss on forward and derivative contracts - nonaffiliates increased by $59.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The difference was primarily driven by increase in volume of and fluctuations in the forward prices related to MWP, LME, and Indiana Hub hedges.
Loss on early extinguishment of debt
Loss on early extinguishment of debt was $1.5 million for the three months ended December 31, 2025 due to the redemption of our Grundartangi Casthouse Facility. There was no loss on extinguishment of debt in 2026.
Gain on sale of Hawesville
Gain on sale of Hawesville was $287.9 million for the three months ended March 31, 2026 from our sale completed February 2, 2026. See Note 4. Sale of Hawesville to the consolidated financial statements included herein for additional information.
Gain on insurance proceeds - net
Gain on insurance proceeds net was $33.0 million attributable entirely to our insurance claim on the Grundartangi equipment failure. See Note 13. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
Income tax (expense) benefit
Income tax expense was $1.8 million for the three months ended March 31, 2026, compared to a benefit of $12.3 million for the three months ended December 31, 2025. The change from benefit to expense was primarily driven by changes in the jurisdictional mix of earnings on a quarter-over-quarter basis.

Income tax expense decreased $0.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 5. Income Taxes to the consolidated financial statements included herein for additional information.
Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash and cash flows from operations. We also have access to our existing U.S. and Iceland revolving credit facilities as well as our Vlissingen Credit Facility maturing December 2, 2026 (collectively, the "revolving credit facilities") and have raised capital in the past through public equity and debt markets. We regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of March 31, 2026, we had cash and cash equivalents of approximately $244.1 million and unused availability under our credit facilities of $278.8 million, after consideration of our outstanding borrowings and letters of credit. As of March 31, 2026, we additionally had restricted cash of $89.5 million from the sale of Hawesville, of which $88.1 million represents funds that are restricted to be used on capital expenditures or otherwise invested in our business. Our available cash and cash equivalents, restricted cash from the sale of Hawesville, and unused availability under our revolving credit facilities comprise our liquidity position, which was $611.0 million as of March 31, 2026. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
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
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of March 31, 2026, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
In connection with our sale of the Hawesville facility, on February 2, 2026, we terminated the letter of credit in the amount of $8.1 million under our U.S. Credit Facility, effectively prepaying the Industrial Revenue Bonds.
See Note 12. Debt to the consolidated financial statements included herein for additional information on our debt.
Available Cash
Our available cash and cash equivalents balance at March 31, 2026 was $244.1 million, excluding restricted cash of $89.5 million, of which $88.1 million represents funds that are restricted to be used on capital expenditures or otherwise invested in our business as described above, compared to $134.2 million at December 31, 2025.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Three months ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$68.4	$72.3
Net cash provided by (used in) investing activities	130.2	(21.2)
Net cash used in financing activities	(0.6)	(39.1)
Change in cash, cash equivalents and restricted cash	$198.0	$12.0
Net cash provided by operating activities were relatively consistent for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to changes in inventories attributable to lower production from the Grundartangi equipment failure and higher outstanding receipts at current period end driven by higher sales prices, offset by insurance proceeds received for the Grundartangi equipment failure.
The change in net cash provided by in investing activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to proceeds received from the sale of Hawesville and insurance proceeds received related to transformer property damage at Grundartangi, partially offset by an increase in capital expenditures due to the Mt. Holly restart.
The decrease in net cash used in financing activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to lower net repayments on our revolving credit facilities, partially offset by defeasance of the Hawesville Industrial Revenue Bonds and payment of withholding taxes on share-based compensation.
Share Repurchase Program
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the three months ended March 31, 2026 or during the years ended 2025, 2024, and 2023. As of March 31, 2026, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital expenditures paid for the three months ended March 31, 2026 were $74.8 million. We estimate our total capital spending in 2026 will be approximately $170 to $180 million, related to our ongoing investment and sustainability projects at our plants. This amount includes $70 to $80 million related to repairs at Grundartangi that we expect to be reimbursed by insurance, approximately $50 million representing investments related to the restart of operations at Mt. Holly and approximately $25 to $30 million representing investments in our Jamalco facility.

Our material contractual obligations consist of purchase obligations under long-term alumina and power contracts, debt and related interest payments and operating leases. See Note 12. Debt and Note 13. Commitments and Contingencies to the accompanying consolidated financial statements for additional information regarding future maturities of debt and obligations under power contracts.
We have certain legal commitments, including obligations related to retiree medical benefits, pension contributions, power supply contracts, and labor agreements. These include a settlement agreement for retiree medical benefits requiring annual payments, and power supply arrangements with terms extending through 2028. Additionally, we have contingent obligations based on the LME price of primary aluminum and the level of Hawesville's operations, which are currently offset by a derivative asset. We are also a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 13. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
Supplemental Guarantor Financial Information
The Company has filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company may, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of March 31, 2026, we have not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	March 31, 2026	December 31, 2025
Current assets	$888.7	$646.0
Non-current assets	961.8	833.7
Current liabilities	318.4	268.2
Non-current liabilities	619.6	607.6

Three months ended March 31, 2026
Net sales	$591.9
Gross profit	192.4
Gain on sale of Hawesville	287.9
Income before income taxes	381.1
Net income	337.5
As of March 31, 2026 and December 31, 2025, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $80.3 million and $72.9 million, respectively, and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $519.2 million and $509.4 million, respectively.

Critical Accounting Estimates
The following is an update to the information provided in Part II, Item 7 - "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Valuation of Interest in Raylan Data Holdings LLC
We measured, as a single unit of account at fair value, (i) our minority interest (the "Minority Interest") in Raylan Data Holdings LLC ("Raylan") and (ii) our right to require the majority holder of Raylan to purchase the Minority Interest starting on the first anniversary of the data center’s commencement of operations at Hawesville. The initial fair value measurement of these types of investments involves significant estimation uncertainty due to the reliance on subjective assumptions and unobservable inputs. The asset will be accounted for using the equity method, and, as such, the initial fair value will be adjusted at the end of each reporting period to reflect our share of earnings or losses in Raylan. Therefore, the asset is not remeasured at fair value in subsequent periods; changes in fair value are reported in earnings as they occur. See Part I, Item I "Financial Statements" in Note 10. Fair Value Measurements for additional information regarding the valuation techniques and the significant unobservable inputs used in the initial measurement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Part II, Item 7A - "Quantitative and Qualitative Disclosures of Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. As of March 31, 2026, there have been no material changes in this information. See Part I, Item I "Financial Statements" in Note 13. Commitments and Contingencies for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2026.
Previously Reported Material Weakness in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). As reported in our Form 10-K for the fiscal year ended December 31, 2025, we did not maintain effective internal control over financial reporting as of December 31, 2025 as a result of a material weakness related to deficiencies identified in business process level controls at our Jamalco joint venture and financial reporting controls over the consolidation of the Jamalco joint venture. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2025 Form 10-K for a description of our material weakness.
Ongoing Remediation Efforts to Address Material Weakness
Our material weakness was not remediated as of March 31, 2026. Management is committed to maintaining a strong internal control environment. Management has begun to implement measures designed to ensure that previously identified control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) designed and implemented controls over information technology general controls to enhance the reliability of information derived from information systems at Jamalco, (ii) designed new and enhanced existing account reconciliation controls including controls to reconcile source data across accounts and additional review procedures within account reconciliations, (iii) appointed new individuals in key roles including accounting and IT department heads, and (iv) enhanced training provided to individuals responsible for account reconciliations and their review and those responsible for the consolidation of the Jamalco joint venture.

We intend to remediate the material weakness as soon as possible; however, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the appropriate controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and remediation actions noted above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at March 31, 2026, refer to Note 13. Commitments and Contingencies to the consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Agreement of Purchase and Sale, dated February 2, 2026, by and between the Century Aluminum of Kentucky General Partnership and Justified DataPower LLC	8-K	001-34474	February 2, 2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 7, 2026	By:	/s/ PETER TRPKOVSKI
Peter Trpkovski
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Senior Vice President, Chief Information Officer and Chief Accounting Officer (Principal Accounting Officer)