Form 10-Q
period 2026-06-30
CENTURY ALUMINUM CO
filed 2026-08-06
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 98,993,295 shares of common stock outstanding at August 4, 2026.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
		(As Restated)		(As Restated)
Net sales
Related parties	$330.9	$367.6	$636.8	$746.3
Other customers	421.2	260.5	764.5	515.7
Total net sales	752.1	628.1	1,401.3	1,262.0
Cost of goods sold (1)	524.2	594.5	1,054.6	1,171.1
Gross profit	227.9	33.6	346.7	90.9
Selling, general and administrative expenses	15.9	14.0	41.7	26.5
Gain on the sale of Hawesville	—	—	(287.9)	—
Other operating expenses - net	0.4	1.5	7.3	3.5
Operating income	211.6	18.1	585.6	60.9
Interest expense - nonaffiliates	(9.5)	(9.8)	(19.4)	(19.8)
Interest expense - affiliates	(0.6)	(1.9)	(1.2)	(3.7)
Interest income	4.4	1.9	7.5	3.7
Net gain (loss) on forward and derivative contracts - nonaffiliates	7.1	(15.6)	(58.2)	(21.0)
Gain on insurance proceeds - net	40.1	—	73.1	—
Other income (loss) - net	3.8	(5.7)	(1.7)	(9.1)
Income (loss) before income taxes	256.9	(13.0)	585.7	11.0
Income tax (expense) benefit	(12.1)	1.3	(13.9)	(0.3)
Equity in losses of unconsolidated subsidiaries	(1.0)	—	(1.0)	—
Net income (loss)	243.8	(11.7)	570.8	10.7
Net loss attributable to noncontrolling interests	(5.5)	(7.1)	(16.0)	(14.4)
Net income (loss) attributable to Century stockholders	249.3	(4.6)	586.8	25.1
Less: net income allocated to participating securities	—	—	—	1.3
Net income (loss) allocated to common stockholders	$249.3	$(4.6)	$586.8	$23.8
(1) Purchases from related party were $104.3 million and $51.8 million for the three months ended June 30, 2026 and 2025, respectively. Purchases from related party were $168.5 million and $140.1 million for the six months ended June 30, 2026 and 2025, respectively.

Net income (loss) attributable to Century stockholders per common share:
Basic	$2.52	$(0.05)	$5.93	$0.26
Diluted	$2.39	$(0.05)	$5.62	$0.25
Weighted-average common shares outstanding:
Basic	99.0	93.3	99.0	93.3
Diluted	104.8	93.3	104.7	94.6
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
		(As Restated)		(As Restated)
Comprehensive income (loss):
Net income (loss)	$243.8	$(11.7)	$570.8	$10.7
Other comprehensive income before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	(0.1)	(0.1)	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	2.4	—	11.3	—
Amortization of prior service benefit during the period	0.2	—	0.3	0.1
Amortization of net (gain) loss during the period	(0.6)	1.6	1.4	3.2
Other comprehensive income before income tax effect	1.9	1.5	12.9	3.2
Income tax effect	—	—	—	—
Other comprehensive income	1.9	1.5	12.9	3.2
Comprehensive income (loss)	245.7	(10.2)	583.7	13.9
Comprehensive loss attributable to noncontrolling interests	(4.5)	(7.1)	(10.7)	(14.4)
Comprehensive income (loss) attributable to Century stockholders	$250.2	$(3.1)	$594.4	$28.3
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$343.4	$134.2
Restricted cash	46.3	1.4
Accounts receivable - net	136.2	109.9
Non-trade receivables	65.1	38.1
Due from affiliates	13.0	29.6
Manufacturing credit receivable	176.8	172.6
Inventories	582.9	519.6
Derivative assets	6.5	1.5
Prepaid and other current assets	31.4	24.4
Total current assets	1,401.6	1,031.3
Property, plant and equipment - net	1,253.0	1,167.6
Manufacturing credit receivable - less current portion	48.4	—
Other assets	172.1	70.4
Total assets	$2,875.1	$2,269.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$216.6	$187.2
Accrued compensation and benefits	77.1	74.4
Due to affiliates	71.9	70.8
Accrued and other current liabilities	43.6	35.6
Derivative liabilities	71.6	58.2
Carbon credit repurchase liability	28.6	28.6
Current maturities of long-term debt	—	68.8
Total current liabilities	509.4	523.6
Long-term debt	480.0	479.5
Accrued benefits costs - less current portion	92.1	97.7
Other liabilities	114.3	104.9
Deferred taxes	70.5	58.4
Asset retirement obligations - less current portion	74.3	75.3
Total noncurrent liabilities	831.2	815.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 14)	—	—
Common stock (Note 14)	1.1	1.1
Additional paid-in capital	2,574.5	2,571.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(47.6)	(55.2)
Accumulated deficit	(1,038.6)	(1,625.5)
Total Century shareholders’ equity	1,403.1	805.6
Noncontrolling interests	131.4	124.3
Total equity	1,534.5	929.9
Total liabilities and equity	$2,875.1	$2,269.3
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2026	2025
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$570.8	$10.7
Adjustments to reconcile Net income to net cash provided by operating activities:
Unrealized loss on derivative instruments	8.8	14.5
Depreciation, depletion and amortization	39.6	47.3
Share-based compensation	11.9	4.7
Net periodic benefit cost	9.5	5.5
Change in deferred tax provision	10.4	2.4
Gain on the sale of Hawesville	(287.9)	—
Gain on insurance proceeds received for property damage	(3.6)	—
Other non-cash items - net	5.6	(3.6)
Change in operating assets and liabilities:
Accounts receivable	(40.9)	(15.2)
Non-trade receivables	(31.7)	11.6
Manufacturing credit receivable	(52.6)	(43.1)
Due from affiliates	16.5	11.3
Inventories	(68.4)	27.5
Prepaid and other current assets	(7.0)	3.5
Accounts payable, trade	53.9	18.0
Due to affiliates	1.1	(11.8)
Accrued and other current liabilities	10.5	(3.9)
Other - net	(10.5)	0.8
Net cash provided by operating activities	236.0	80.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(134.4)	(45.0)
Proceeds from the sale of Hawesville	200.0	—
Insurance proceeds received for property damage	13.6	—
Net cash provided by (used in) investing activities	79.2	(45.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	265.0	586.7
Repayments under revolving credit facilities	(326.1)	(621.0)
Repayments of Industrial Revenue Bonds	(7.8)	—
Repayments under Grundartangi casthouse debt facility	—	(4.5)
Payment of incentive compensation withholding taxes	(4.7)	—
Contributions from joint venture partner	12.5	11.4
Net cash used in financing activities	(61.1)	(27.4)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	254.1	7.8
Cash, cash equivalents and restricted cash, beginning of period	135.6	35.7
Cash, cash equivalents and restricted cash, end of period	$389.7	$43.5

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six months ended June 30,
	2026	2025
Supplemental Cash Flow Information:
Cash paid for:
Interest	$18.4	$18.7
Taxes, net of refunds	3.1	(0.1)
Non-cash investing activities:
Capital expenditures	9.7	6.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended June 30, 2026
Balance, March 31, 2026	—	$—	98,974,047	$1.1	$2,572.7	$(86.3)	$(48.5)	$(1,288.1)	$1,150.9	$133.6	$1,284.5
Net income (loss)	—	—	—	—	—	—	—	249.3	249.3	(5.5)	243.8
Other comprehensive income	—	—	—	—	—	—	0.9	—	0.9	1.0	1.9
Share-based compensation	—	—	19,248	—	1.8	—	—	—	1.8	—	1.8
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	2.3	2.3
Balance, June 30, 2026	—	$—	98,993,295	$1.1	$2,574.5	$(86.3)	$(47.6)	$(1,038.6)	$1,403.1	$131.4	$1,534.5

Three months ended June 30, 2025
Balance, March, 31, 2025 (As Restated)	49,679	$—	93,296,937	$1.0	$2,550.8	$(86.3)	$(101.6)	$(1,637.6)	$726.3	$111.5	837.8
Net income (loss)	—	—	—	—	—	—	—	(4.6)	(4.6)	(7.1)	(11.7)
Other comprehensive income	—	—	—	—	—	—	1.5	—	1.5	—	1.5
Share-based compensation	—	—	25,707	—	1.2	—	—	—	1.2	—	1.2
Conversion of preferred stock to common stock	(165)	—	16,477	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	18.6	18.6
Balance, June 30, 2025 (As Restated)	49,514	$—	93,339,121	$1.0	$2,552.0	$(86.3)	$(100.1)	$(1,642.2)	$724.4	$123.0	$847.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Six months ended June 30, 2026
Balance, December 31, 2025	—	$—	98,969,007	$1.1	$2,571.5	$(86.3)	$(55.2)	$(1,625.5)	$805.6	$124.3	$929.9
Net income (loss)	—	—	—	—	—	—	—	586.8	586.8	(16.0)	570.8
Other comprehensive income	—	—	—	—	—	—	7.6	—	7.6	5.3	12.9
Share-based compensation	—	—	24,288	—	3.0	—	—	—	3.0	—	3.0
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	17.8	17.8
Balance, June 30, 2026	—	$—	98,993,295	$1.1	$2,574.5	$(86.3)	$(47.6)	$(1,038.6)	$1,403.1	$131.4	$1,534.5

Six months ended June 30, 2025
Balance, December 31, 2024 (As Restated)	49,715	—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$111.0	$805.3
Net income (loss)	—	—	—	—	—	—	—	25.1	25.1	(14.4)	10.7
Other comprehensive income	—	—	—	—	—	—	3.2	—	3.2	—	3.2
Share-based compensation	—	—	30,486	—	1.8	—	—	—	1.8	—	1.8
Conversion of preferred stock to common stock	(201)	—	20,070	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	26.4	26.4
Balance, June 30, 2025 (As Restated)	49,514	$—	93,339,121	$1.0	$2,552.0	$(86.3)	$(100.1)	$(1,642.2)	$724.4	$123.0	$847.4
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Six months ended June 30, 2026 and 2025
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Restatement
As noted in the Company's Form 10-K for the fiscal year ending December 31, 2025, as filed with the SEC on March 3, 2026, the Company has restated the comparative financial statements including the Consolidated Statement of Operations, Consolidated Balance Sheets, and Consolidated Statement of Stockholders' Equity as of and for the three and six months ended June 30, 2025, and applicable footnotes. The restatement reflects a change related to the consolidation of the Company's Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The change in consolidation method did not have any impact on our net income attributable to Century stockholders for the periods that were restated.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following tables present a summary of the effects of the correction of the Company’s previously issued consolidated financial statements as of and for the three months ended June 30, 2025.
The effects of the corrections described above to the Company's consolidated statements of operations are shown below.

	Three months ended June 30, 2025
	As Previously Reported	Restatement Impacts	As Restated
Cost of Goods Sold	$591.9	$2.6	$594.5
Gross profit	36.2	(2.6)	33.6
Operating income	20.7	(2.6)	18.1
Loss before income taxes	(10.4)	(2.6)	(13.0)
Net loss	(9.1)	(2.6)	(11.7)
Net loss attributable to noncontrolling interests	(4.5)	(2.6)	(7.1)
Net loss attributable to Century stockholders	(4.6)	—	(4.6)
Less: Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(4.6)	$—	$(4.6)
The effects of the corrections described above to the Company's consolidated balance statements are shown below.

	June 30, 2025
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	$—	$17.1	$17.1
Total current assets	790.3	17.1	807.4
Property, plant and equipment - net	975.6	175.2	1,150.8
Other assets	69.6	1.0	70.6
TOTAL	$1,949.0	$193.3	$2,142.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued compensation and benefits	$44.2	$1.0	$45.2
Non-trade payables	7.7	(7.7)	—
Accrued and other current liabilities	44.9	3.1	48.0
Total current liabilities	451.1	(3.6)	447.5
Accrued benefits costs - less current portion	127.8	14.5	142.3
Asset retirement obligations - less current portion	63.2	19.3	82.5
Total noncurrent liabilities	813.6	33.8	847.4
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(40.1)	163.1	123.0
Total equity	684.3	163.1	847.4
TOTAL	$1,949.0	$193.3	$2,142.3

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The effects of the corrections described above to the Company's consolidated statements of shareholders' equity are shown below.

Three months ended June 30, 2025
(As Previously Reported)	Noncontrolling interest	Total equity
Balance, March 31, 2025	$(35.6)	$690.7
Net income (loss)	(4.5)	(9.1)
Other comprehensive income (loss)	—	1.5
Share-based compensation	—	1.2
Contributions from noncontrolling interest	—	—
Balance, June 30, 2025	$(40.1)	$684.3

(Restatement Impacts)
Net income (loss)	$(2.6)	$(2.6)
Contributions from noncontrolling interest	18.6	18.6

(As Restated)
Balance, March 31, 2025	111.5	837.8
Net income (loss)	(7.1)	(11.7)
Other comprehensive income (loss)	—	1.5
Share-based compensation	—	1.2
Contributions from noncontrolling interest	18.6	18.6
Balance, June 30, 2025	$123.0	$847.4
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The new standard is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, applied retrospectively by making a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted. If an entity adopts the standard in an interim reporting period, it must adopt the guidance as of the

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
beginning of the annual reporting period that includes that interim reporting period. The Company's policy for environmental credit accounting aligns with the standard and there will be no material impact to the consolidated financial statements. The standard will require certain additional disclosures.
2.    Related Party Transactions
The significant related party transactions occurring during the three and six months ended June 30, 2026 and 2025 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of June 30, 2026, Glencore plc and its affiliates (together "Glencore") beneficially owned 30.0% of Century’s outstanding common stock. Century and Glencore enter into various transactions from time to time, such as the purchase and sale of primary aluminum, alumina and other raw materials; tolling agreements; forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended June 30, 2026 and 2025, we derived approximately 44.0% and 58.5%, respectively, of our consolidated net sales from Glencore. For the six months ended June 30, 2026 and 2025, we derived approximately 45.5% and 59.1%, respectively, of our consolidated net sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the London Metal Exchange ("LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and six months ended June 30, 2026, the Company recognized $50.2 million and $111.5 million, respectively, of revenue related to alumina sales to Glencore. For the three and six months ended June 30, 2025, the Company recognized $48.0 million and $126.4 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three and six months ended June 30, 2026 and 2025 were priced based on aluminum indices.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales to Glencore	$330.9	$367.6	$636.8	$746.3
Purchases from Glencore	104.3	51.8	168.5	140.1
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the “Vlissingen Credit Facility”). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Under the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans at a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
level of 7.00%. As of June 30, 2026, there were no outstanding borrowings under the Vlissingen Credit Facility. See Note 12. Debt for additional information. Any borrowings under the Vlissingen Credit Facility are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.
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
Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $32.3 million and $31.2 million, as of June 30, 2026 and December 31, 2025, respectively.
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three and six months ended June 30, 2026 and 2025.

Net Sales	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Aluminum	$701.9	$568.6	$1,289.8	$1,104.4
Alumina	50.2	59.5	111.5	157.6
Total	$752.1	$628.1	$1,401.3	$1,262.0
Our net sales are attributed to geographic area based on the location of the selling entity. Included in the consolidated financial statements are the following amounts related to geographic locations:

Net Sales(1)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$630.9	$391.8	$1,192.8	$805.6
Iceland	121.2	236.3	208.5	456.4
Total	$752.1	$628.1	$1,401.3	$1,262.0
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.
4.    Sale of Hawesville
In August 2022, we fully curtailed production at the Hawesville, Kentucky facility ("Hawesville"). On February 2, 2026, we completed the sale of the facility to an affiliate of Terawulf, Inc. for $200.0 million in cash and a 6.8% non-dilutive minority equity interest in Raylan Data Holdings LLC (the "Minority Interest"), a joint venture that intends to develop and own a high-

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
performance computing/artificial intelligence data center on the site. We also have the right to require the majority holder to purchase the Minority Interest for $300.0 million starting on the first anniversary of the data center’s commencement of the data center's operations—defined as delivering at least 375 MW of critical IT load to data center customers (the "Put Option"). The Minority Interest and Put Option were measured at fair value at the acquisition date as one unit of account and accounted for using the equity method. The value of the equity method investment is recorded within Other assets on the Consolidated Balance Sheet. See Note 10. Fair Value Measurements for additional information on the valuation of the Minority Interest and Put Option. We recognized a gain of $287.9 million in connection with the sale.
The major classes of assets and liabilities that were sold are as follows:

Assets
Inventories	$4.1
Property, plant and equipment - net	13.5

Liabilities
Asset retirement obligations	8.8
As a result of the sale, in accordance with a debt covenant, we set aside part of the cash proceeds restricted for use only on capital expenditures or otherwise invested in our business, of which $44.8 million remains on our Consolidated Balance Sheets at June 30, 2026.
5.    Income Taxes
For the three months ended June 30, 2026 we recorded an income tax expense of $12.1 million and, for the three months ended June 30, 2025, we recorded an income tax benefit of $1.3 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded an income tax expense of $13.9 million and $0.3 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
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
The Company evaluates the realizability of its deferred tax assets on a quarterly basis using all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2026, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. Based on the Company’s assessment of current and anticipated future earnings, it is reasonably possible that sufficient positive evidence of sustained U.S. profitability may become available within the next 12 months to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The timing and amount of any valuation allowance release could vary based on the level of profitability that the Company is actually able to achieve.
Section 45X of the Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations on the production tax credit requirements under Internal Revenue Code Section 45X (the "IRA Regulations"). The IRA Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three months ended June 30, 2026 and 2025, the Company recognized a reduction of $26.3 million and $21.9 million in Cost of goods sold and a reduction of $0.6 million and $0.5 million in Selling, general and administrative expenses, respectively, within the Consolidated

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Statements of Operations. For the six months ended June 30, 2026 and 2025, the Company recognized a reduction of $51.3 million and $41.8 million in Cost of goods sold and a reduction of $1.3 million and $1.3 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations.
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
The following table shows the basic and diluted earnings per share:

	For the three months ended June 30,
	2026			2025
	Net Income	Shares (in millions)	$ Per Share	Net Loss	Shares (in millions)	$ Per Share
Net income (loss) attributable to Century stockholders	$249.3			$(4.6)
Less: net income allocated to participating securities	—			—
Basic EPS:
Net income (loss) allocated to common stockholders	$249.3	99.0	$2.52	$(4.6)	93.3	$(0.05)
Effect of Dilutive Securities(1):
Share-based compensation	—	1.2		—	—
Convertible senior notes	0.7	4.6		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders	$250.0	104.8	$2.39	$(4.6)	93.3	$(0.05)

	For the six months ended June 30,
	2026			2025
	Net Income	Shares (in millions)	$ Per Share	Net Income	Shares (in millions)	$ Per Share
Net income attributable to Century stockholders	$586.8			$25.1
Less: net income allocated to participating securities	—			1.3
Basic EPS:
Net income (loss) allocated to common stockholders	$586.8	99.0	$5.93	$23.8	93.3	$0.26
Effect of Dilutive Securities(1):
Share-based compensation	—	1.1		—	1.3
Convertible senior notes	1.4	4.6		—	—
Diluted EPS:
Net income (loss) allocated to common stockholders	$588.2	104.7	$5.62	$23.8	94.6	$0.25

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)

Securities excluded from the calculation of diluted EPS (in millions)(1):	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Share-based compensation	0.6	1.7	0.6	0.7
Convertible preferred shares	—	5.0	—	5.0
Convertible notes	—	4.6	—	4.6
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.
7.    Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	June 30, 2026	December 31, 2025
Defined benefit plan liabilities	$(51.0)	$(58.7)
Unrealized gain on financial instruments	1.1	1.2
Other comprehensive loss before income tax effect	(49.9)	(57.5)
Income tax effect(1)	2.3	2.3
Accumulated other comprehensive loss	$(47.6)	$(55.2)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	June 30, 2026	December 31, 2025
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.3)	(0.3)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, March 31, 2026	$(49.7)	$1.2	$(48.5)
Other comprehensive loss before reclassifications	1.5	(0.1)	1.4
Net amount reclassified to net income (loss)	(0.4)	(0.1)	(0.5)
Balance, June 30, 2026	$(48.6)	$1.0	$(47.6)

Balance, March 31, 2025	$(102.9)	$1.3	$(101.6)
Net amount reclassified to net income (loss)	1.6	(0.1)	1.5
Balance, June 30, 2025	$(101.3)	$1.2	$(100.1)

Balance, December 31, 2025	$(56.4)	$1.2	$(55.2)
Other comprehensive loss before reclassifications	6.3	(0.1)	6.2
Net amount reclassified to net income (loss)	1.5	(0.1)	1.4
Balance, June 30, 2026	$(48.6)	$1.0	$(47.6)

Balance, December 31, 2024	$(104.6)	$1.3	$(103.3)
Net amount reclassified to net income (loss)	3.3	(0.1)	3.2
Balance, June 30, 2025	$(101.3)	$1.2	$(100.1)

Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Three months ended June 30,		Six months ended June 30,
AOCL Components	Location	2026	2025	2026	2025
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.6	$1.5	$1.7	$2.3
	Selling, general and administrative expenses	—	0.1	0.1	0.3
	Other operating expense - net	(1.0)	—	(0.3)	0.7
	Income tax effect	—	—	—	—
	Net of tax	$(0.4)	$1.6	$1.5	$3.3

Unrealized gain on financial instruments	Cost of goods sold	$(0.1)	$(0.1)	$(0.1)	$(0.1)
	Income tax effect	—	—	—	—
	Net of tax	$(0.1)	$(0.1)	$(0.1)	$(0.1)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
8.    Components of Net Periodic Benefit Cost

	Three months ended June 30,		Six months ended June 30,
Pension Benefits	2026	2025	2026	2025
Service cost	$1.1	$0.6	$4.7	$1.3
Interest cost	4.9	3.5	16.5	6.8
Expected return on plan assets	(5.4)	(4.0)	(14.7)	(7.9)
Amortization of prior service benefit	0.2	—	0.3	0.1
Amortization of net loss	0.7	1.5	2.5	2.9
Net periodic benefit cost	$1.5	$1.6	$9.3	$3.2

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2026	2025	2026	2025
Service cost	$0.1	$0.1	$0.2	$0.1
Interest cost	(0.1)	0.9	1.2	1.9
Amortization of net (gain) loss	(1.4)	0.1	(1.1)	0.3
Net periodic benefit cost	$(1.4)	$1.1	$0.3	$2.3
9.    Inventories
Inventories consist of the following:

	June 30, 2026	December 31, 2025
Raw materials	$191.0	$161.5
Work-in-process	67.5	52.2
Finished goods	58.6	36.5
Operating and other supplies	265.8	269.4
Total inventories	$582.9	$519.6
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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$320.4	$—	$—	$320.4
Trust assets(1)	0.2	—	—	0.2
Derivative instruments	—	9.6	—	9.6
TOTAL	$320.6	$9.6	$—	$330.2
LIABILITIES:
Derivative instruments	$—	$83.3	$—	$83.3
TOTAL	$—	$83.3	$—	$83.3

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$122.3	$—	$—	$122.3
Trust assets(1)	0.1	—	—	0.1
Derivative instruments	—	1.9	—	1.9
TOTAL	$122.4	$1.9	$—	$124.3
LIABILITIES:
Derivative instruments	$—	$66.0	$—	$66.0
TOTAL	$—	$66.0	$—	$66.0
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
During the three and six months ended June 30, 2026 and 2025, there were no Level 3 assets and liabilities measured at fair value on a recurring basis.
We measured the Minority Interest and the Put Option as a single unit of account at fair value as of February 2, 2026, the date of acquisition. The investment is categorized within Level 3 of the fair value hierarchy and was valued at $97.0 million using a sales comparison approach and a probability-weighted scenario approach incorporating a Black-Scholes option pricing model. The valuation considered multiple scenarios based on the timing of successful commencement of the data center’s operations, as well as a scenario in which the conditions to exercise the Put Option are not met.. See Note 4. Sale of Hawesville for additional information on the acquisition of the Minority Interest and Put Option.
The following table describes the significant unobservable inputs used in the valuation.

February 2, 2026
Sales comparison approach
Adjusted price per megawatt	$0.4 - $0.6

Scenario-based approach with the Black-Scholes option pricing model
Discount rate	7.45% - 7.64%
Expected term (years)	3 - 5
Equity volatility	108% - 117%
Dividend yield	—%
11.    Derivatives
As of June 30, 2026, we had an open position of 58,600 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2027. We also had an open position of 109,300 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2028. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain exposed to the LME and MWP aluminum prices. As of June 30, 2026, we had 40 tonnes open fixed for floating swaps. These contracts are expected to settle monthly through August 2026.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure ("HFO price swaps"). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of June 30, 2026, we had an open position of 75,000 barrels. The HFO price swaps are expected to settle monthly through October 2026.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of June 30, 2026, we had an open position of 852,960 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2027.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of June 30, 2026 and December 31, 2025, the Company had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of June 30, 2026 and December 31, 2025, respectively:

	Asset Fair Value
	June 30, 2026	December 31, 2025
Commodity contracts(1)	$9.6	$1.9

	Liability Fair Value
	June 30, 2026	December 31, 2025
Commodity contracts(1)	$83.3	$66.0
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indiana Hub power price swaps, fixed for floating swaps, and HFO price swaps.
The following table summarizes the net loss on forward and derivative contracts:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Commodity contracts	$7.1	$(15.5)	$(58.2)	$(20.9)
12.    Debt

	June 30, 2026	December 31, 2025
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly(1)	$—	$7.8
U.S. Revolving Credit Facility(2)	—	—
Iceland Revolving Credit Facility(3)	—	61.0
Debt classified as non-current liabilities:
2.75% convertible senior notes due May 1, 2028, net of financing fees of $0.6 million at June 30, 2026, interest payable semiannually	85.6	85.5
6.875% senior secured notes due August 1, 2032, net of financing fees of $5.6 million at June 30, 2026, interest payable semiannually	394.4	394.0
Total	$480.0	$548.3
(1)The IRBs were classified as current liabilities because they were remarketed weekly and could have been required to be repaid upon demand if there is a failed remarketing.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2026 was 7.25%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at June 30, 2026 was 7.11%.
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
As of June 30, 2026, the total estimated fair value of the 2032 Notes was $410.5 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
2.75% Convertible Notes due 2028
General. On April 9, 2021, we completed a private offering of $86.3 million aggregate principal amount of convertible senior notes 2028 (the "Convertible Notes"). The Convertible Notes were issued at a price of 100% of their aggregate principal amount. We received proceeds of $83.7 million, after payment of certain financing fees and related expenses.
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of June 30, 2026, the conversion rate remains unchanged.
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
As of June 30, 2026, the if-converted value of the Convertible Notes exceeded the outstanding principal amount by $125.5 million.
Fair Value. As of June 30, 2026, the total estimated fair value of the Convertible Notes was $212.9 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At June 30, 2026, there were no outstanding borrowings and $43.3 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	June 30, 2026
Credit facility maximum amount	$250.0
Borrowing availability	250.0
Outstanding letters of credit issued	43.3
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	206.7
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., as amended (the "Iceland revolving credit facility"), which provides for borrowings of up to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At June 30, 2026, there were no outstanding borrowings under our Iceland revolving credit facility. On July 14, 2026, we amended the Iceland Revolving Credit Facility to extend the maturity date to December 9, 2028.

Status of our Iceland revolving credit facility:	June 30, 2026
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	100.0
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
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility was extended by two years and now ends on December 2, 2026. Pursuant to the terms of the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans. As of June 30, 2026, there were no outstanding borrowings under the Vlissingen Credit Facility.
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
Covenant Compliance
As of June 30, 2026, we and our subsidiaries were in compliance with financial covenants or maintained availability above applicable covenant triggers.
Hancock County Industrial Revenue Bonds
As part of the purchase price for our acquisition of the Hawesville facility, we assumed IRBs which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. The IRBs bore interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market and interest on the IRBs is paid quarterly. The IRBs were secured by a letter of credit in the amount issued under our U.S. revolving credit facility and were scheduled to mature in April 2028. In connection with our sale of the Hawesville facility, on February 2, 2026, we effected a final draw under the letter of credit, defeased the IRBs and related Indenture, and irrevocably directed the Trustee to redeem the IRBs on April 1, 2026. Immediately following the final draw under the letter of credit, we terminated the letter of credit. As a result of the defeasance, the IRBs were considered extinguished as of February 2, 2026. The Trustee redeemed the IRBs on April 1, 2026.
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2026, we had issued surety bonds totaling $6.6 million.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV has agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years, ending in 2026. As of June 30, 2026, $2.0 million was recorded in Accrued and other current liabilities.
Hawesville Partial Withdrawal
The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") sponsored multi-employer pension plan. If a participating employer chooses to stop participating in a multi-employer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability under the Employee Retirement Income Security Act of 1974. On February 13, 2026, we terminated our labor agreement with USW for former employees at our Hawesville facility. As a result of the termination, the Company recognized a partial withdrawal liability of $5.7 million. Although the liability represents our best estimate of the partial withdrawal liability at this time, actual costs could differ based on final funding assessments. We estimate our cash obligation to be $0.6 million quarterly for the next eight quarters and one final payment of $0.5 million in the last quarter. As of June 30, 2026, remaining partial withdrawal liability was $5.1 million with $2.3 million recorded in Accrued compensation and benefits and $2.8 million in Accrued benefits costs - less current portion in the condensed consolidated balance sheets.
Power Commitments and Contingencies
Sebree
Sebree has a power supply arrangement with Kenergy and Century Marketer, LLC ("Century Marketer"), Century's wholly-owned subsidiary. Sebree gets access to power at MISO pricing plus transmission and other costs. As the MISO Market Participant, Century Marketer purchases power from MISO for resale to Kenergy, which then resells the power to Sebree. Century Marketer's power supply arrangement with Kenergy has an effective term through May 31, 2028, with automatic one-year extensions unless either party provides one-year notice of termination prior to the May 31 anniversary date. Similarly, Kenergy's power supply contract with Sebree has a term through December 31, 2027, with automatic one-year extensions unless either party provides one-year notice of termination prior to the December 31 anniversary date.
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
Grundartangi
Grundartangi has power purchase agreements for approximately 545 MW of aggregate power with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR"). These power purchase agreements have terms that were set to expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with each of HS and OR provide power at LME-based variable rates for the duration of these agreements. The larger Landsvirkjun agreement provides for fixed rate with an additional variable rate linked to the LME. Grundartangi also has a separate 25 MW power purchase agreement with Landsvirkjun at an LME-based variable rate. Grundartangi has negotiated extensions to and/or updated power purchase agreements with expirations on various dates from 2031 to 2037.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
In November 2024, a transformer unit that powers one of Grundartangi's two potlines failed. Accordingly, production output from the second potline decreased. In October 2025, following the failure of another transformer unit, production from the second potline ceased due to diminished power supply. The cessation of the second potline resulted in a temporary reduction of output at our Grundartangi facility by about two-thirds. We filed a claim with our insurer to recover insurance losses related to property damage and the absent margin that we would have realized if production output was not affected.
The following table presents information on insurance proceeds received in connection with the Grundartangi insurance claim, expense recoveries and the Gain on insurance proceeds for the three and six months ended June 30, 2026.

	Three months ended June 30, 2026	Six months ended June 30, 2026
Proceeds received	$46.1	$83.1
Directly related expense recovery recognized in Cost of goods sold	$6.0	$10.0
Gain on insurance proceeds	$40.1	$73.1
Other Commitments and Contingencies
Labor Commitments
The bargaining unit employees at our Grundartangi, Vlissingen, Sebree and Jamalco facilities are represented by labor unions, representing approximately 57% of our total workforce.
Approximately 89% of Grundartangi’s work force is represented by five labor unions, governed by a labor agreement that establishes wages and work rules for covered employees. This agreement is effective through December 31, 2029.
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
Contingent obligation
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of June 30, 2026, the principal and accrued interest for the contingent obligation was $21.5 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 11.00%. Based on the fact that we recently sold the Hawesville property, which is to be developed into a data center, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
14.    Shareholders' Equity
Common Stock
As of June 30, 2026 and December 31, 2025, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 106,179,816 shares were issued and 98,993,295 shares were outstanding at June 30, 2026, and 106,155,528 shares were issued and 98,969,007 shares were outstanding at December 31, 2025.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which we may designate and issue in the future.
Preferred Stock
As of June 30, 2026 and December 31, 2025, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
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
Through June 30, 2026 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of June 30, 2026.
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
The following table presents information about the Company's single segment for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$752.1	$628.1	$1,401.3	$1,262.0
Segment Cost of goods sold(1),(2)	(532.9)	(593.2)	(1,070.1)	(1,165.6)
IRA Section 45X tax credit(1),(3)	26.3	21.9	51.3	41.8
Lower of cost or NRV inventory adjustment(1),(4)	(4.3)	1.2	(1.0)	1.9
Property and equipment expense(1),(5)	(13.3)	(24.4)	(34.8)	(49.2)
Selling, general and administrative expenses	(15.9)	(14.0)	(41.7)	(26.5)
Gain on the sale of Hawesville	—	—	287.9	—
Other operating expenses - net	(0.4)	(1.5)	(7.3)	(3.5)
Interest expense - nonaffiliates	(9.5)	(9.8)	(19.4)	(19.8)
Interest expense - affiliates	(0.6)	(1.9)	(1.2)	(3.7)
Interest income	4.4	1.9	7.5	3.7
Net gain (loss) on forward and derivative contracts - nonaffiliates	7.1	(15.6)	(58.2)	(21.0)
Gain on insurance proceeds - net	40.1	—	73.1	—
Other income (loss) - net	3.8	(5.7)	(1.7)	(9.1)
Income tax (expense) benefit	(12.1)	1.3	(13.9)	(0.3)
Equity in losses of unconsolidated subsidiaries	(1.0)	$—	(1.0)	$—
Net income (loss)	$243.8	$(11.7)	$570.8	$10.7
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
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$2.1	$4.6
Accounts receivable - net	0.2	0.1
Inventories	112.3	116.6
Prepaid and other current assets	12.8	8.9
Total current assets	127.4	130.2
Property, plant and equipment - net	447.4	426.3
Other assets	12.3	12.0
TOTAL	$587.1	$568.5
LIABILITIES
LIABILITIES:
Accounts payable, trade	$55.1	$49.0
Accrued compensation and benefits	12.9	11.7
Due to affiliates	28.2	17.3
Accrued and other current liabilities	6.0	8.2
Total current liabilities	102.2	86.2
Accrued benefits costs - less current portion	28.0	32.2
Other liabilities	62.9	62.1
Asset retirement obligations - less current portion	52.4	46.6
Total noncurrent liabilities	143.3	140.9
TOTAL	$245.5	$227.1

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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, labor and other controllable costs, which in aggregate represent more than 82% of our cost of goods sold; and
•our production volume and product mix.
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
On July 20, 2026, the President signed an executive order entitled Securing America’s Defense Supply Chains and Ensuring Domestic Acquisition of Critical Materials. The executive order allows approved companies investing in new primary aluminum production in the United States to import a commensurate amount of primary aluminum at a reduced tariff rate. The effects of the executive order are dependent on rulemaking and other government actions and there can be no assurances regarding the impact of this order on the Company’s business, financial condition and/or operating results.
Sale of Hawesville
On February 2, 2026, we completed the sale of our Hawesville, Kentucky facility to an affiliate of Terawulf, Inc. for $200.0 million in cash and a 6.8% non-dilutive minority equity interest in the Terawulf affiliate that intends to develop and own a high-performance computing/artificial intelligence data center on the site. A large portion of the proceeds are intended to be deployed to expand our domestic primary aluminum production capacity through the restart of the last potline at our Mt. Holly facility and investments in our new smelter project. On July 6, 2026, Terawulf announced that its subsidiary entered into a 20-year lease agreement with Anthropic PBC under which Terawulf’s subsidiary will provide Anthropic with approximately 401 MW of critical IT load for high-performance computing operations at the Hawesville site. Terawulf further disclosed that delivery of the leased capacity is expected to occur in phases beginning in late 2027 and concluding in early 2028. No assurances can be given regarding the delivery of critical IT load (including the amount and timing of such delivery) at the Hawesville site or our ability to exercise our Put Option.

Grundartangi Equipment Failure
In October 2025, our Grundartangi smelter was forced to temporarily cease production at one of its two potlines due to a failure of a transformer unit. As a result, production at the smelter has been temporarily reduced by approximately two-thirds. Grundartangi’s other potline remains unaffected and in full production. We expect that losses arising from this event, less applicable deductibles, will be covered under our insurance policies. As of June 30, 2026, we have received $83.1 million in insurance recoveries related to the equipment failure. In July 2026, we received an additional $18.5 million in insurance recoveries and we expect to receive additional recoveries as our insurance carriers process our claims. We restarted production of the idled potline in the second half of April 2026, with a return to near full production expected by the end of the third quarter.
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
In February 2025, President Trump issued a new Presidential Proclamation directing the tariff rate on imported primary aluminum to be increased from 10% to 25% and for all existing country exemptions or product exclusion to be ended, in each case effective March 12, 2025. Then, in May 2025, President Trump again increased tariffs on primary aluminum from 25% to 50%, effective June 4, 2025. Since the implementation of these changes to the Section 232 tariff program, Midwest premium has increased, which has had a material positive impact on our financial position and results of operations.
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
Jamalco Equipment Failure
In June 2023, Jamalco experienced a power disruption caused by damage to its power generation unit. The equipment failure resulted in a loss of production at Jamalco of approximately 84,000 tonnes for the year ended December 31, 2023. The impact of the equipment failure on gross margin was approximately $30.4 million. Despite returning the equipment to full capacity as of the end of October 2023, we continued to see some inefficiencies into the first quarter of 2024. In July 2026, we entered into a settlement agreement and expect to receive $9.7 million, net of deductibles, in connection with an insurance claim related to the equipment failure.
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

We saw an increase in the pricing of aluminum through the second quarter of 2026 attributable to increases in the LME and MWP. The average MWP continued to increase due to the additional increase in Section 232 tariff rate for imported primary aluminum from 25% to 50% effective June 4, 2025. The MWP price has recently been at historically high levels and may change rapidly based on factors beyond our control, including changes in tariff policies, changes in supply in the U.S market, and other factors. The following table summarizes the average price for primary aluminum per tonne for the three months ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and 2025.

	Three months ended		Six months ended
($ per tonne)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Average LME	$3,576	$3,191	$3,386	$2,538
Average MWP	2,518	2,294	2,406	855
Average EDPP	581	390	488	241
Restatement of Prior Period Results
As noted in the Company's Form 10-K for the fiscal year ending December 31, 2025, as filed with the SEC on March 3, 2026, the Company has restated the comparative financial statements including the Consolidated Statement of Operations, Consolidated Balance Sheets, and Consolidated Statement of Stockholders' Equity for the three and six months ended June 30, 2026 and applicable footnotes. The restatement reflects a change related to the consolidation of the Company's Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The change in consolidation method did not have any impact on our net income attributable to Century stockholders for the periods that were restated. See Note 1. General, for additional information.

Results of Operations

	Quarter ended		Six months ended
	Sequential		Year-to-date
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net sales
Related parties	$330.9	$305.9	$636.8	$746.3
Other customers	421.2	343.3	764.5	515.7
Total net sales	752.1	649.2	1,401.3	1,262.0
Gross profit	227.9	118.8	346.7	90.9
Selling, general and administrative expenses	15.9	25.8	41.7	26.5
Net gain (loss) on forward and derivative contracts - nonaffiliates	7.1	(65.3)	(58.2)	(21.0)
Gain on the sale of Hawesville	—	(287.9)	(287.9)	—
Gain on insurance proceeds - net	40.1	33.0	73.1	—
Income tax expense	(12.1)	(1.8)	(13.9)	(0.3)
Net income (loss)	243.8	327.0	570.8	10.7
Net loss attributable to noncontrolling interests	(5.5)	(10.5)	(16.0)	(14.4)
Net income (loss) attributable to Century stockholders	249.3	337.5	586.8	25.1
Shipment volume is a key determinant of our financial results. Fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2026
2nd Quarter	95,057	$572.3	35,575	$121.2	130,632	$693.5
1st Quarter	93,668	$494.3	29,197	$87.3	122,865	$581.6

2025
2nd Quarter	94,519	$324.4	81,222	$233.7	175,741	$558.1
1st Quarter	94,601	306.6	74,071	217.3	168,672	$523.9
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales
Net sales increased by $102.9 million for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, primarily driven by an increase in the LME and in realized regional price premiums of $80.5 million, favorable volume and sales mix of $34.4 million related to increased production at Mt. Holly and Grundartangi as a result of result of restart operations, partially offset by a decrease in third-party alumina sales of $11.1 million.
Net sales increased by $139.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by favorable realized LME and regional price premiums of $457.4 million, partially offset by unfavorable volume and sales mix of $272.9 million attributable to lower sales from reduced production as a result of the Grundartangi equipment failure and a decrease in third-party alumina sales of $46.1 million.

Gross profit
Gross profit increased by $109.1 million for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, primarily attributable to an increase in the LME and in realized regional price premiums of $80.5 million, favorable power price realization of $34.3 million due to improved weather conditions in the United States in the current period, favorable volume and sales mix of $24.6 million related to increased production at Mt. Holly and Grundartangi as a result of restarted operations, partially offset by higher operating costs of $37.2 million also attributable to increased production at Mt. Holly and Grundartangi and unfavorable raw material price realization of $1.8 million.
Gross profit increased by $255.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to favorable metal price realization of $457.4 million, partially offset by unfavorable raw material price realization of $80.9 million, unfavorable volume and sales mix $56.3 million attributable to lower sales from reduced production as a result of the Grundartangi equipment failure, unfavorable power price realization of $55.3 million, and higher other operating costs of $33.4 million related to the Mt. Holly restart.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $9.9 million for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, primarily driven by decreased share-based compensation costs attributable to lower share price, reduced professional fees related to the sale of Hawesville, which occurred in the first quarter of 2026, and further decreased by the annual incentive compensation recorded during the prior period.
Selling, general and administrative expenses increased by $15.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by increased share-based compensation costs attributable to higher share price and professional fees related to the sale of Hawesville.
Net gain (loss) on forward and derivative contracts - nonaffiliates
Net loss on forward and derivative contracts - nonaffiliates favorably changed by $72.4 million to a net gain for the three months ended June 30, 2026 compared the three months ended March 31, 2026. The difference was primarily driven by an increase in the forward prices related to MWP and LME hedges.
Net loss on forward and derivative contracts - nonaffiliates increased by $37.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The difference was primarily driven by increase in volume of and fluctuations in the forward prices related to MWP, LME, and Indiana Hub hedges.
Gain on sale of Hawesville
Gain on sale of Hawesville was $287.9 million for the six months ended June 30, 2026 from our sale completed February 2, 2026. See Note 4. Sale of Hawesville to the consolidated financial statements included herein for additional information.
Gain on insurance proceeds - net
Gain on insurance proceeds net was $40.1 million and $73.1 million for the three and six months ended June 30, 2026, respectively, attributable entirely to our insurance claim on the Grundartangi equipment failure. See Note 13. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
Income tax expense
Income tax expense increased by $10.3 million for the three months ended June 30, 2026, compared to the three months ended March 31, 2026. The increase was primarily driven by changes in the jurisdictional mix of earnings on a quarter-over-quarter basis.
Income tax expense increased $13.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 5. Income Taxes to the consolidated financial statements included herein for additional information.

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
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of June 30, 2026, we had cash and cash equivalents of approximately $343.4 million and unused availability under our credit facilities of $396.7 million, after consideration of our outstanding borrowings and letters of credit. As of June 30, 2026, we additionally had restricted cash of $46.3 million of which $44.8 million represents funds from the sale of Hawesville that are restricted for use on capital expenditures or otherwise invested in our business. Our available cash and cash equivalents, restricted cash, and unused availability under our revolving credit facilities comprise our liquidity position, which was $784.9 million as of June 30, 2026. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
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
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of June 30, 2026, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
In connection with our sale of the Hawesville facility, on February 2, 2026, we terminated the letter of credit in the amount of $8.1 million under our U.S. Credit Facility, effectively prepaying the Industrial Revenue Bonds.
On July 14, 2026, we amended the Iceland Revolving Credit Facility to extend the maturity date to December 9, 2028.
Section 45X of the Inflation Reduction Act of 2022 contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On July 21, 2026, we received a 45X tax credit refund totaling $94.3 million in connection with the 2025 fiscal year.
See Note 12. Debt to the consolidated financial statements included herein for additional information on our debt.
Available Cash
Our available cash and cash equivalents balance at June 30, 2026 was $343.4 million, excluding restricted cash of $46.3 million, of which $44.8 million represents funds that are restricted to be used on capital expenditures or otherwise invested in our business as described above, compared to $134.2 million at December 31, 2025.

Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Six months ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$236.0	$80.2
Net cash provided by (used in) investing activities	79.2	(45.0)
Net cash used in financing activities	(61.1)	(27.4)
Change in cash, cash equivalents and restricted cash	$254.1	$7.8
Net cash provided by operating activities increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher cash earnings attributable to higher LME and regional premium sales price realization and higher outstanding payables, partially offset by changes in inventories attributable to higher inventory value and timing of shipments, and higher outstanding receivables at current period end driven by higher sales prices.
The change in net cash provided by investing activities during the six months ended June 30, 2026 compared to the net cash used in investing activities during six months ended June 30, 2025 was primarily due to proceeds received from the sale of Hawesville and insurance proceeds received related to transformer property damage at Grundartangi, partially offset by an increase in capital expenditures due to the Mt. Holly restart.
The increase in net cash used in financing activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher net repayments on our revolving credit facilities, the defeasance of the Hawesville Industrial Revenue Bonds and payment of withholding taxes on incentive compensation, partially offset by lower repayments under the Grundartangi casthouse debt facility.
Share Repurchase Program
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the three months ended June 30, 2026 or during the years ended 2025, 2024, and 2023. As of June 30, 2026, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
On January 10, 2025, the Company entered into a Cooperative Agreement with the DOE’s Office of Clean Energy Demonstrations for up to $500 million in IRA funding. With the help of this funding, we intend to construct, own and operate the previously disclosed new aluminum smelter together with EGA in Inola, Oklahoma.
Capital expenditures paid for the six months ended June 30, 2026 were $134.4 million. We estimate our total capital spending in 2026 will be approximately $180.0 to $190.0 million, related to our ongoing investment and sustainability projects at our plants. This amount includes $70.0 to $80.0 million related to repairs at Grundartangi that we expect to be reimbursed by insurance, approximately $50.0 million representing investments related to the restart of operations at Mt. Holly and approximately $20.0 to $25.0 million representing investments in our Jamalco facility.

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
Supplemental Guarantor Financial Information
The Company previously filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company had the ability to, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of June 30, 2026, we had not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	June 30, 2026	December 31, 2025
Current assets	$1,017.8	$646.0
Non-current assets	1,090.9	833.7
Current liabilities	303.3	268.2
Non-current liabilities	617.4	607.6

Six months ended June 30, 2026
Net sales	$1,285.7
Gross profit	468.9
Gain on sale of Hawesville	287.9
Income before income taxes	662.6
Net income	588.8
As of June 30, 2026 and December 31, 2025, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $102.9 million and $72.9 million, respectively and an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $529.3 million and $509.4 million, respectively. An intercompany current loan due to the Company from the Non-Guarantor Subsidiaries totaled $50.1 million as of June 30, 2026.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Part II, Item 7A - "Quantitative and Qualitative Disclosures of Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. As of June 30, 2026, there have been no material changes in this information. See Part I, Item I "Financial Statements" in Note 13. Commitments and Contingencies for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2026.
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
Ongoing Remediation Efforts to Address Material Weakness
Our material weakness was not remediated as of June 30, 2026. Management is committed to maintaining a strong internal control environment. Management has implemented measures designed to ensure that previously identified control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) designed and implemented controls over information technology general controls to enhance the reliability of information derived from information systems at Jamalco, (ii) designed new and enhanced existing account reconciliation controls including controls to reconcile source data across accounts and additional review procedures within account reconciliations, (iii) appointed new individuals in key roles including accounting and IT department heads, and (iv) enhanced training provided to individuals responsible for account reconciliations and their review and those responsible for the consolidation of the Jamalco joint venture.

We intend to remediate the material weakness as soon as possible; however, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the appropriate controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and remediation actions noted above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at June 30, 2026, refer to Note 13. Commitments and Contingencies to the consolidated financial statements included herein.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amendment to Revolving Credit Facility, dated July 14th, between Nordural Grundartangi ehf, as borrower and Landsbankinn hf				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 6, 2026	By:	/s/ PETER TRPKOVSKI
Peter Trpkovski
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2026	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Senior Vice President, Chief Information Officer and Chief Accounting Officer (Principal Accounting Officer)