Form 10-Q
period 2026-09-30
CENTURY ALUMINUM CO
filed 2026-11-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 98,993,295 shares of common stock outstanding at November 2, 2026.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
		(As Restated)		(As Restated)
Net sales
Related parties	$491.6	$319.6	$1,128.4	$1,065.9
Other customers	469.6	312.6	1,234.1	828.3
Total net sales	961.2	632.2	2,362.5	1,894.2
Cost of goods sold (1)	658.3	557.3	1,712.9	1,728.4
Gross profit	302.9	74.9	649.6	165.8
Selling, general and administrative expenses	10.8	17.9	52.5	44.4
Gain on the sale of Hawesville	—	—	(287.9)	—
Other operating (income) expenses -net	(0.2)	1.1	7.2	4.6
Operating income	292.3	55.9	877.8	116.8
Interest expense - nonaffiliates	(8.9)	(11.5)	(28.4)	(31.3)
Interest expense - affiliates	(0.5)	(1.5)	(1.7)	(5.2)
Interest income	5.1	2.8	12.7	6.5
Net gain (loss) on forward and derivative contracts - nonaffiliates	10.8	(30.2)	(47.5)	(51.2)
Loss on early extinguishment of debt	—	(6.2)	—	(6.2)
Gain on insurance proceeds - net	15.9	—	89.0	—
Other loss - net	(0.8)	(2.2)	(2.3)	(11.3)
Income before income taxes	313.9	7.1	899.6	18.1
Income tax (expense) benefit	(11.6)	1.1	(25.5)	0.8
Equity in losses of unconsolidated subsidiaries	—	—	(1.0)	—
Net income	302.3	8.2	873.1	18.9
Net loss attributable to noncontrolling interests	(0.3)	(6.7)	(16.3)	(21.1)
Net income attributable to Century stockholders	302.6	14.9	889.4	40.0
Less: net income allocated to participating securities	—	0.8	—	2.0
Net income allocated to common stockholders	$302.6	$14.1	$889.4	$38.0
(1) Purchases from related party were $125.5 million and $90.7 million for the three months ended September 30, 2026 and 2025, respectively. Purchases from related party were $294.0 million and $230.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Net income attributable to Century stockholders per common share:
Basic	$3.06	$0.15	$8.98	$0.41
Diluted	$2.89	$0.15	$8.50	$0.40
Weighted-average common shares outstanding:
Basic	99.0	93.3	99.0	93.3
Diluted	105.2	99.2	105.3	94.6
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
		(As Restated)		(As Restated)
Comprehensive income:
Net income	$302.3	$8.2	$873.1	$18.9
Other comprehensive income before income tax effect:
Net gain on foreign currency cash flow hedges reclassified as income	—	—	(0.1)	(0.1)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	2.3	—	13.6	—
Amortization of prior service (cost) benefit during the period	(0.1)	0.1	0.2	0.2
Amortization of net loss during the period	0.8	1.4	2.2	4.6
Other comprehensive income before income tax effect	3.0	1.5	15.9	4.7
Income tax effect	—	—	—	—
Other comprehensive income	3.0	1.5	15.9	4.7
Comprehensive income	305.3	9.7	889.0	23.6
Comprehensive income (loss) attributable to noncontrolling interests	0.8	(6.7)	(9.9)	(21.2)
Comprehensive income attributable to Century stockholders	$304.5	$16.4	$898.9	$44.8
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$713.0	$134.2
Restricted cash	41.6	1.4
Accounts receivable - net	102.6	109.9
Non-trade receivables	18.3	38.1
Due from affiliates	42.0	29.6
Manufacturing credit receivable	162.0	172.6
Inventories	612.6	519.6
Derivative assets	11.4	1.5
Prepaid and other current assets	22.9	24.4
Total current assets	1,726.4	1,031.3
Property, plant and equipment - net	1,264.1	1,167.6
Other assets	181.6	70.4
Total assets	$3,172.1	$2,269.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$255.2	$187.2
Accrued compensation and benefits	76.2	74.4
Due to affiliates	49.0	70.8
Accrued and other current liabilities	35.5	35.6
Derivative liabilities	50.4	58.2
Carbon credit repurchase liability	34.1	28.6
Current maturities of long-term debt	—	68.8
Total current liabilities	500.4	523.6
Long-term debt	480.3	479.5
Accrued benefits costs - less current portion	81.8	97.7
Other liabilities	112.9	104.9
Deferred taxes	79.5	58.4
Asset retirement obligations - less current portion	70.6	75.3
Total noncurrent liabilities	825.1	815.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock (Note 14)	—	—
Common stock (Note 14)	1.1	1.1
Additional paid-in capital	2,578.9	2,571.5
Treasury stock, at cost	(86.3)	(86.3)
Accumulated other comprehensive loss	(45.7)	(55.2)
Accumulated deficit	(736.0)	(1,625.5)
Total Century shareholders’ equity	1,712.0	805.6
Noncontrolling interests	134.6	124.3
Total equity	1,846.6	929.9
Total liabilities and equity	$3,172.1	$2,269.3
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2026	2025
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$873.1	$18.9
Adjustments to reconcile Net income to net cash provided by operating activities:
Unrealized (gain) loss on derivative instruments	(25.6)	35.2
Depreciation, depletion and amortization	60.9	70.0
Share-based compensation	10.8	14.2
Net periodic benefit cost	11.7	9.2
Change in deferred tax provision	21.8	(1.2)
Loss on early extinguishment of debt	—	6.2
Gain on the sale of Hawesville	(287.9)	—
Gain on insurance proceeds received for property damage	(3.6)	—
Other non-cash items - net	4.8	(3.2)
Change in operating assets and liabilities:
Accounts receivable	(11.7)	(27.3)
Non-trade receivables	14.7	12.6
Manufacturing credit receivable	10.6	(68.5)
Due from affiliates	(12.4)	9.4
Inventories	(93.3)	(16.6)
Prepaid and other current assets	1.5	3.7
Accounts payable, trade	95.5	34.8
Due to affiliates	(21.8)	(6.9)
Accrued and other current liabilities	(1.1)	0.6
Ravenswood retiree medical settlement	(2.0)	(2.0)
Other - net	(15.1)	(6.8)
Net cash provided by operating activities	630.9	82.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(172.2)	(65.1)
Proceeds from the sale of property, plant and equipment	0.1	—
Proceeds from the sale of Hawesville	200.0	—
Insurance proceeds received for property damage	13.6	—
Net cash provided by (used in) investing activities	41.5	(65.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes due 2028	—	(250.0)
Early redemption premiums paid	—	(4.7)
Proceeds from issuance of Senior Notes due 2032	—	400.0
Payment of deferred financing fees	—	(6.3)
Borrowings under revolving credit facilities	265.0	712.8
Repayments under revolving credit facilities	(326.1)	(750.2)
Repayments of Industrial Revenue Bonds	(7.8)	—
Repayments under Grundartangi casthouse debt facility	—	(6.8)
Payment of share-based compensation withholding taxes	(4.7)	—
Repayments under Vlissingen facility agreement	—	(10.0)
Contributions from joint venture partner	15.3	15.4
Carbon credit proceeds	34.4	28.1
Carbon credit repayments	(29.5)	(28.3)
Net cash (used in) provided by financing activities	(53.4)	100.0
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	619.0	117.2
Cash, cash equivalents and restricted cash, beginning of period	135.6	35.7
Cash, cash equivalents and restricted cash, end of period	$754.6	$152.9

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine months ended September 30,
	2026	2025
Supplemental Cash Flow Information:
Cash paid for:
Interest	$33.2	$30.9
Taxes, net of refunds	4.0	0.6
Non-cash investing activities:
Capital expenditures	11.0	2.7
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Three months ended September 30, 2026
Balance, June 30, 2026	—	$—	98,993,295	$1.1	$2,574.5	$(86.3)	$(47.6)	$(1,038.6)	$1,403.1	$131.4	$1,534.5
Net income (loss)	—	—	—	—	—	—	—	302.6	302.6	(0.3)	302.3
Other comprehensive income	—	—	—	—	—	—	1.9	—	1.9	1.1	3.0
Share-based compensation	—	—	—	—	4.4	—	—	—	4.4	—	4.4
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	2.4	2.4
Balance, September 30, 2026	—	$—	98,993,295	$1.1	$2,578.9	$(86.3)	$(45.7)	$(736.0)	$1,712.0	$134.6	$1,846.6

Three months ended September 30, 2025
Balance, June 30, 2025 (As Restated)	49,514	$—	93,339,121	$1.0	$2,552.0	$(86.3)	$(100.1)	$(1,642.2)	$724.4	$123.0	$847.4
Net income (loss)	—	—	—	—	—	—	—	14.9	14.9	(6.7)	8.2
Other comprehensive income	—	—	—	—	—	—	1.5	—	1.5	—	1.5
Share-based compensation	—	—	—	—	1.0	—	—	—	1.0	—	1.0
Conversion of preferred stock to common stock	(28)	—	2,848	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	0.7	0.7
Balance, September 30, 2025 (As Restated)	49,486	$—	93,341,969	$1.0	$2,553.0	$(86.3)	$(98.6)	$(1,627.3)	$741.8	$117.0	$858.8
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)
(Unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total Century equity	Noncontrolling Interest	Total equity
	Shares	Amount	Shares	Amount
Nine months ended September 30, 2026
Balance, December 31, 2025	—	$—	98,969,007	$1.1	$2,571.5	$(86.3)	$(55.2)	$(1,625.5)	$805.6	$124.3	$929.9
Net income (loss)	—	—	—	—	—	—	—	889.4	889.4	(16.3)	873.1
Other comprehensive income	—	—	—	—	—	—	9.5	—	9.5	6.4	15.9
Share-based compensation	—	—	24,288	—	7.4	—	—	—	7.4	—	7.4
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	20.2	20.2
Balance, September 30, 2026	—	$—	98,993,295	$1.1	$2,578.9	$(86.3)	$(45.7)	$(736.0)	$1,712.0	$134.6	$1,846.6

Nine months ended September 30, 2025
Balance, December 31, 2024 (As Restated)	49,715	—	93,288,565	$1.0	$2,550.2	$(86.3)	$(103.3)	$(1,667.3)	$694.3	$111.0	$805.3
Net income (loss)	—	—	—	—	—	—	—	40.0	40.0	(21.1)	18.9
Other comprehensive income	—	—	—	—	—	—	4.7	—	4.7	—	4.7
Share-based compensation	—	—	30,486	—	2.8	—	—	—	2.8	—	2.8
Conversion of preferred stock to common stock	(229)	—	22,918	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	27.1	27.1
Balance, September 30, 2025 (As Restated)	49,486	$—	93,341,969	$1.0	$2,553.0	$(86.3)	$(98.6)	$(1,627.3)	$741.8	$117.0	$858.8
See Condensed Notes to the Consolidated Financial Statements

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements
Nine months ended September 30, 2026 and 2025
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Restatement
As noted in the Company's Form 10-K for the fiscal year ending December 31, 2025, as filed with the SEC on March 3, 2026, the Company has restated the comparative financial statements including the Consolidated Statement of Operations, Consolidated Balance Sheets, and Consolidated Statement of Stockholders' Equity as of and for the three and nine months ended September 30, 2025, and applicable footnotes. The restatement reflects a change related to the consolidation of the Company's Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The change in consolidation method did not have any impact on our net income attributable to Century stockholders for the periods that were restated.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following tables present a summary of the effects of the correction of the Company’s previously issued consolidated financial statements as of and for the three months ended September 30, 2025.
The effects of the corrections described above to the Company's consolidated statements of operations are shown below.

	Three months ended September 30, 2025
	As Previously Reported	Restatement Impacts	As Restated
Cost of Goods Sold	$554.9	$2.4	$557.3
Gross profit	77.3	(2.4)	74.9
Operating income	58.3	(2.4)	55.9
Income before income taxes	9.5	(2.4)	7.1
Net income	10.6	(2.4)	8.2
Net loss attributable to noncontrolling interests	(4.3)	(2.4)	(6.7)
Net income attributable to Century stockholders	14.9	—	14.9
Less: Net income allocated to participating securities	0.8	—	0.8
Net income allocated to common stockholders	$14.1	$—	$14.1
The effects of the corrections described above to the Company's consolidated balance statements are shown below.

	September 30, 2025
	As Previously Reported	Restatement Impacts	As Restated
ASSETS
Non-trade receivables	$—	$19.8	$19.8
Total current assets	1,027.1	19.8	1,046.9
Property, plant and equipment - net	972.2	167.0	1,139.2
Other assets	71.1	0.9	72.0
TOTAL	$2,134.2	$187.7	$2,321.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued compensation and benefits	$52.4	$1.0	$53.4
Non-trade payables	11.8	(11.8)	—
Accrued and other current liabilities	73.6	3.2	76.8
Total current liabilities	599.1	(7.6)	591.5
Accrued benefits costs - less current portion	121.8	14.5	136.3
Asset retirement obligations - less current portion	63.9	19.4	83.3
Total noncurrent liabilities	837.7	33.9	871.6
SHAREHOLDERS’ EQUITY:
Noncontrolling interests	(44.4)	161.4	117.0
Total equity	697.4	161.4	858.8
TOTAL	$2,134.2	$187.7	$2,321.9

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The effects of the corrections described above to the Company's consolidated statements of shareholders' equity are shown below.

Three months ended September 30, 2025
(As Previously Reported)	Noncontrolling interest	Total equity
Balance, June 30, 2025	$(40.1)	$684.3
Net income (loss)	(4.3)	10.6
Other comprehensive income (loss)	—	1.5
Share-based compensation	—	1.0
Contributions from noncontrolling interest	—	—
Balance, September 30, 2025	$(44.4)	$697.4

(Restatement Impacts)
Net income (loss)	$(2.4)	$(2.4)
Contributions from noncontrolling interest	0.7	0.7

(As Restated)
Balance, June 30, 2025	$123.0	$847.4
Net income (loss)	(6.7)	8.2
Other comprehensive income (loss)	—	1.5
Share-based compensation	—	1.0
Contributions from noncontrolling interest	0.7	0.7
Balance, September 30, 2025	$117.0	$858.8
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
2.    Related Party Transactions
The significant related party transactions occurring during the three and nine months ended September 30, 2026 and 2025 are described below. All of our related party transactions are subject to the Company's Related Party Transaction Policy and are required to be made on an arm's length basis and on terms that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party. We believe all of our transactions with related parties are at prices that approximate market.
Glencore Ownership
As of September 30, 2026, Glencore plc and its affiliates (together "Glencore") beneficially owned 30.0% of Century’s outstanding common stock. Century and Glencore enter into various transactions from time to time, such as the purchase and sale of primary aluminum, alumina and other raw materials; tolling agreements; forward financial contracts and borrowing and other debt transactions.
Sales to Glencore
For the three months ended September 30, 2026 and 2025, we derived approximately 51.1% and 50.6%, respectively, of our consolidated net sales from Glencore. For the nine months ended September 30, 2026 and 2025, we derived approximately 47.8% and 56.3%, respectively, of our consolidated net sales from Glencore.
Glencore purchases aluminum produced at our U.S. smelters at prices based on the London Metal Exchange ("LME") plus the Midwest regional delivery premium plus any additional market-based product premiums. Glencore purchases aluminum produced at our Grundartangi, Iceland smelter at prices based on the LME plus the European Duty Paid premium plus any additional market-based product premiums.
We have entered into agreements with Glencore pursuant to which we sell certain amounts of alumina at market-based prices. For the three and nine months ended September 30, 2026, the Company recognized $44.7 million and $156.2 million, respectively, of revenue related to alumina sales to Glencore. For the three and nine months ended September 30, 2025, the Company recognized $34.8 million and $161.2 million, respectively, of revenue related to alumina sales to Glencore.
Purchases from Glencore
We purchase a portion of our alumina and certain other raw material requirements from Glencore. Alumina purchases from Glencore during the three and nine months ended September 30, 2026 and 2025 were priced based on aluminum indices.
Summary
A summary of the aforementioned significant related party sales and purchases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales to Glencore	$491.6	$319.6	$1,128.4	$1,065.9
Purchases from Glencore	125.5	90.7	294.0	230.8
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 and on November 4, 2026 (as amended, the “Vlissingen Credit Facility”). The availability period for borrowings under the Vlissingen Credit Facility ends on December 2, 2028. Under the Vlissingen Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans at a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points. The interest rate is subject to an absolute maximum level of 9.00% and an

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
absolute minimum level of 7.00% through December 1, 2026. Beginning on December 2, 2026, the interest rate is subject to an absolute maximum level of 10.00% and an absolute minimum level of 8.00%. As of September 30, 2026, there were no outstanding borrowings under the Vlissingen Credit Facility. See Note 12. Debt for additional information. Any borrowings under the Vlissingen Credit Facility are expected to be used for general corporate and working capital purposes of Century and its subsidiaries.
3.    Revenue
We enter into contracts to sell mainly primary aluminum to our customers. Revenue is recognized when our performance obligations with our customers are satisfied. Our obligations under the contracts are satisfied when we transfer control of our primary aluminum to our customers, which is generally upon shipment or delivery to customer directed locations. The amount of consideration we receive, thus the revenue we recognize, is a function of the volume delivered and the market price of primary aluminum, which is based on the LME, plus regional premiums and any value-added product premiums. For alumina, consideration is based on the alumina pricing index, plus Atlantic differential.
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
Contract liabilities are recorded when cash payments are received or due in advance of performance. Amounts recognized in Due to affiliates was $12.0 million and $31.2 million, as of September 30, 2026 and December 31, 2025, respectively.
The table below shows the amount of net sales to external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three and nine months ended September 30, 2026 and 2025.

Net Sales	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Aluminum	$904.7	$573.5	$2,194.5	$1,677.9
Alumina	56.5	58.7	168.0	216.3
Total	$961.2	$632.2	$2,362.5	$1,894.2
Our net sales are attributed to geographic area based on the location of the selling entity. Included in the consolidated financial statements are the following amounts related to geographic locations:

Net Sales(1)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$643.4	$435.8	$1,836.2	$1,241.4
Iceland	317.8	196.4	526.3	652.8
Total	$961.2	$632.2	$2,362.5	$1,894.2
(1)Includes sales of primary aluminum, scrap aluminum and alumina, and purchased aluminum and alumina.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
4.    Sale of Hawesville
In August 2022, we fully curtailed production at the Hawesville, Kentucky facility ("Hawesville"). On February 2, 2026, we completed the sale of the facility to an affiliate of Terawulf, Inc. for $200.0 million in cash and a 6.8% non-dilutive minority equity interest in Raylan Data Holdings LLC (the "Minority Interest"), a joint venture that intends to develop and own a high-performance computing/artificial intelligence data center on the site. We also have the right to require the majority holder to purchase the Minority Interest for $300.0 million starting on the first anniversary of the data center’s commencement of the data center's operations (the "Put Option"). The Minority Interest and Put Option were measured at fair value at the acquisition date as one unit of account and is accounted for using the equity method. The value of the equity method investment is recorded within Other assets on the Consolidated Balance Sheets. See Note 10. Fair Value Measurements for additional information on the valuation of the Minority Interest and Put Option. We recognized a gain of $287.9 million in connection with the sale.
The major classes of assets and liabilities that were sold are as follows:

Assets
Inventories	$4.1
Property, plant and equipment - net	13.5

Liabilities
Asset retirement obligations	8.8
As a result of the sale, in accordance with a debt covenant, we set aside part of the cash proceeds restricted for use only on capital expenditures or otherwise invested in our business, of which $32.4 million remains on our Consolidated Balance Sheets at September 30, 2026.
5.    Income Taxes
For the three months ended September 30, 2026 and 2025, we recorded an income tax expense of $11.6 million and an income tax benefit of $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded income tax expense of $25.5 million and an income tax benefit of $0.8 million, respectively. The change is primarily due to changes in pretax income amounts and jurisdictional mix on a year over year basis.
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
The Company evaluates the realizability of its deferred tax assets on a quarterly basis using all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2026, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. Based on the Company’s assessment of current and anticipated future earnings, it is reasonably possible that sufficient positive evidence of sustained U.S. profitability may become available within the next 12 months to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The timing and amount of any valuation allowance release could vary based on the level of profitability that the Company is actually able to achieve.
Section 45X of the Inflation Reduction Act of 2022 ("IRA") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations on the

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
production tax credit requirements under Internal Revenue Code Section 45X (the "IRA Regulations"). The IRA Regulations provide guidance on rules that taxpayers must satisfy to qualify for the IRA Section 45X tax credit. For the three months ended September 30, 2026 and 2025, the Company recognized a reduction of $26.3 million and $24.7 million in Cost of goods sold and a reduction of $0.9 million and $0.7 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, the Company recognized a reduction of $77.6 million and $66.5 million in Cost of goods sold and a reduction of $2.2 million and $2.0 million in Selling, general and administrative expenses, respectively, within the Consolidated Statements of Operations.
6.    Earnings Per Share
Basic earnings per share ("EPS") amounts are calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Beginning in 2026, due to the previous conversion of all preferred stock to common, dilutive common equivalent shares are calculated using the treasury stock and if-converted methods. In prior periods, dilutive common equivalent shares were calculated using the more dilutive of either the two-class method or the treasury stock and if-converted methods.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table shows the basic and diluted earnings per share:

	For the three months ended September 30,
	2026			2025
	Net Income	Shares (in millions)	$ Per Share	Net Income	Shares (in millions)	$ Per Share
Net income attributable to Century stockholders	$302.6			$14.9
Less: net income allocated to participating securities	—			0.8
Basic EPS:
Net income allocated to common stockholders	$302.6	99.0	$3.06	$14.1	93.3	$0.15
Effect of Dilutive Securities(1):
Share-based compensation	1.1	1.6		—	1.3
Convertible senior notes	0.7	4.6		0.7	4.6
Diluted EPS:
Net income allocated to common stockholders	$304.4	105.2	$2.89	$14.8	99.2	$0.15

	For the nine months ended September 30,
	2026			2025
	Net Income	Shares (in millions)	$ Per Share	Net Income	Shares (in millions)	$ Per Share
Net income attributable to Century stockholders	$889.4			$40.0
Less: net income allocated to participating securities	—			2.0
Basic EPS:
Net income allocated to common stockholders	$889.4	99.0	$8.98	$38.0	93.3	$0.41
Effect of Dilutive Securities(1):
Share-based compensation	3.3	1.7		—	1.3
Convertible senior notes	2.0	4.6		—	—
Diluted EPS:
Net income allocated to common stockholders	$894.7	105.3	$8.50	$38.0	94.6	$0.40

Securities excluded from the calculation of diluted EPS (in millions)(1):	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Share-based compensation	—	0.7	—	0.7
Convertible preferred shares	—	5.0	—	5.0
Convertible senior notes	—	—	—	4.6
(1)In periods when we report a net loss, all share-based compensation awards, convertible preferred shares and convertible senior notes are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on earnings (loss) per share.

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
7.    Accumulated Other Comprehensive Loss ("AOCL")

Components of AOCL:	September 30, 2026	December 31, 2025
Defined benefit plan liabilities	$(49.1)	$(58.7)
Unrealized gain on financial instruments	1.0	1.2
Other comprehensive loss before income tax effect	(48.1)	(57.5)
Income tax effect(1)	2.4	2.3
Accumulated other comprehensive loss	$(45.7)	$(55.2)
(1)The allocation of the income tax effect to the components of other comprehensive loss is as follows:

	September 30, 2026	December 31, 2025
Defined benefit plan liabilities	$2.6	$2.6
Unrealized gain on financial instruments	(0.2)	(0.3)
The following table summarizes the changes in the accumulated balances for each component of AOCL:

	Defined benefit plan and other postretirement liabilities	Unrealized gain on financial instruments	Total, net of tax
Balance, June 30, 2026	$(48.6)	$1.0	$(47.6)
Other comprehensive loss before reclassifications	1.3	—	1.3
Net amount reclassified to net income (loss)	0.6	—	0.6
Balance, September 30, 2026	$(46.7)	$1.0	$(45.7)

Balance, June 30, 2025	$(101.3)	$1.2	$(100.1)
Net amount reclassified to net income (loss)	1.5	—	1.5
Balance, September 30, 2025	$(99.8)	$1.2	$(98.6)

Balance, December 31, 2025	$(56.4)	$1.2	$(55.2)
Other comprehensive loss before reclassifications	7.6	(0.1)	7.5
Net amount reclassified to net income (loss)	2.1	(0.1)	2.0
Balance, September 30, 2026	$(46.7)	$1.0	$(45.7)

Balance, December 31, 2024	$(104.6)	$1.3	$(103.3)
Net amount reclassified to net income (loss)	4.8	(0.1)	4.7
Balance, September 30, 2025	$(99.8)	$1.2	$(98.6)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
Reclassifications out of AOCL were included in the Consolidated Statements of Operations as follows:

		Three months ended September 30,		Nine months ended September 30,
AOCL Components	Location	2026	2025	2026	2025
Defined benefit plan and other postretirement liabilities	Cost of goods sold	$0.4	$0.6	$2.1	$2.2
	Selling, general and administrative expenses	0.4	0.1	0.5	0.4
	Other operating expense - net	(0.2)	0.8	(0.5)	2.2
	Income tax effect	—	—	—	—
	Net of tax	$0.6	$1.5	$2.1	$4.8

Unrealized gain on financial instruments	Cost of goods sold	$—	$—	$(0.1)	$(0.1)
	Income tax effect	—	—	—	—
	Net of tax	$—	$—	$(0.1)	$(0.1)
8.    Components of Net Periodic Benefit Cost

	Three months ended September 30,		Nine months ended September 30,
Pension Benefits	2026	2025	2026	2025
Service cost	$1.2	$0.6	$5.9	$1.9
Interest cost	5.0	3.8	21.5	10.6
Expected return on plan assets	(5.2)	(3.3)	(19.9)	(11.2)
Amortization of prior service benefit	(0.1)	0.1	0.2	0.2
Amortization of net loss	1.3	0.9	3.8	3.8
Net periodic benefit cost	$2.2	$2.1	$11.5	$5.3

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2026	2025	2026	2025
Service cost	$—	$—	$0.2	$0.1
Interest cost	0.5	1.2	1.6	3.1
Amortization of net (gain) loss	(0.5)	0.4	(1.6)	0.7
Net periodic benefit cost	$—	$1.6	$0.2	$3.9
9.    Inventories
Inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials	$208.0	$161.5
Work-in-process	81.8	52.2
Finished goods	49.0	36.5
Operating and other supplies	273.8	269.4
Total inventories	$612.6	$519.6

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
•Level 3 Inputs - unobservable inputs for the asset or liability.

Recurring Fair Value Measurements	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$601.1	$—	$—	$601.1
Trust assets(1)	0.3	—	—	0.3
Derivative instruments	—	18.6	—	18.6
TOTAL	$601.4	$18.6	$—	$620.0
LIABILITIES:
Derivative instruments	$—	$58.1	$—	$58.1
TOTAL	$—	$58.1	$—	$58.1

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$122.3	$—	$—	$122.3
Trust assets(1)	0.1	—	—	0.1
Derivative instruments	—	1.9	—	1.9
TOTAL	$122.4	$1.9	$—	$124.3
LIABILITIES:
Derivative instruments	$—	$66.0	$—	$66.0
TOTAL	$—	$66.0	$—	$66.0
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
During the three and nine months ended September 30, 2026 and 2025, there were no Level 3 assets and liabilities measured at fair value on a recurring basis.
We measured the Minority Interest and the Put Option as a single unit of account at fair value as of February 2, 2026, the date of acquisition. The investment is categorized within Level 3 of the fair value hierarchy and was valued at $97.0 million using a sales comparison approach and a probability-weighted scenario approach incorporating a Black-Scholes option pricing model. The valuation considered multiple scenarios based on the timing of successful commencement of the data center’s operations, as well as a scenario in which the conditions to exercise the Put Option are not met. See Note 4. Sale of Hawesville for additional information on the acquisition of the Minority Interest and Put Option.
The following table describes the significant unobservable inputs used in the valuation.

February 2, 2026
Sales comparison approach
Adjusted price per megawatt	$0.4 - $0.6

Scenario-based approach with the Black-Scholes option pricing model
Discount rate	7.45% - 7.64%
Expected term (years)	3 - 5
Equity volatility	108% - 117%
Dividend yield	—%
11.    Derivatives
As of September 30, 2026, we had an open position of 71,800 tonnes related to LME forward financial sales contracts to fix the forward LME aluminum price. These contracts are expected to settle monthly through December 2027. We also had an open position of 141,700 tonnes related to MWP forward financial sales contracts to fix the forward MWP price. These contracts are expected to settle monthly through December 2028. We also enter into financial contracts with various counterparties to offset fixed price sales arrangements with certain of our customers ("fixed for floating swaps") to remain

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
exposed to the LME and MWP aluminum prices. As of September 30, 2026, we had no tonnes open related to fixed for floating swaps.
We have entered into financial contracts to hedge a portion of our Jamalco fuel cost exposure ("HFO price swaps"). The volume of heavy fuel oil ("HFO") consumed at Jamalco is measured per barrel and as of September 30, 2026, we had an open position of 5,000 barrels. The HFO price swaps settled in October 2026.
We have entered into financial contracts to fix a portion of our exposure to the Indiana Hub power market at our Sebree plant ("Indiana Hub power price swaps"). As of September 30, 2026, we had an open position of 917,040 MWh. The Indiana Hub power price swaps are expected to settle monthly through December 2027.
Our agreements with derivative counterparties contain certain provisions requiring collateral to be posted in the event the market value of our position exceeds the margin threshold limit of our master agreement with the counterparty. As of September 30, 2026 and December 31, 2025, the Company had no recorded restricted cash as collateral related to open derivative contracts under the master arrangements with our counterparties.
The following tables set forth the Company's derivative assets and liabilities that were accounted for at fair value and not designated as cash flow hedges as of September 30, 2026 and December 31, 2025, respectively:

	Asset Fair Value
	September 30, 2026	December 31, 2025
Commodity contracts(1)	$18.6	$1.9

	Liability Fair Value
	September 30, 2026	December 31, 2025
Commodity contracts(1)	$58.1	$66.0
(1)Commodity contracts reflect our outstanding LME and MWP forward financial sales contracts, Indiana Hub power price swaps, fixed for floating swaps, and HFO price swaps.
The following table summarizes the net gain (loss) on forward and derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Commodity contracts	$10.8	$(30.2)	$(47.5)	$(51.2)

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
12.    Debt

	September 30, 2026	December 31, 2025
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due April 1, 2028, interest payable quarterly(1)	$—	$7.8
U.S. Revolving Credit Facility(2)	—	—
Iceland Revolving Credit Facility(3)	—	61.0
Debt classified as non-current liabilities:
2.75% convertible senior notes due May 1, 2028, net of financing fees of $0.6 million at September 30, 2026, interest payable semiannually	85.7	85.5
6.875% senior secured notes due August 1, 2032, net of financing fees of $5.4 million at September 30, 2026, interest payable semiannually	394.6	394.0
Total	$480.3	$548.3
(1)The IRBs were classified as current liabilities because they were remarketed weekly and could have been required to be repaid upon demand if there is a failed remarketing.
(2)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2026 was 7.50%.
(3)We incur interest at a base rate plus applicable margin as defined within the agreement. The interest rate at September 30, 2026 was 7.11%.
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
As of September 30, 2026, the total estimated fair value of the 2032 Notes was $397.7 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
2.75% Convertible Notes due 2028
General. On April 9, 2021, we completed a private offering of $86.3 million aggregate principal amount of convertible senior notes 2028 (the "Convertible Notes"). The Convertible Notes were issued at a price of 100% of their aggregate principal amount. We received proceeds of $83.7 million, after payment of certain financing fees and related expenses.
The initial conversion rate for the Convertible Notes is 53.3547 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $18.74 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the indenture. As of September 30, 2026, the conversion rate remains unchanged.
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
As of September 30, 2026, the if-converted value of the Convertible Notes exceeded the outstanding principal amount by $79.3 million.
Fair Value. As of September 30, 2026, the total estimated fair value of the Convertible Notes was $167.0 million. Although we use quoted market prices for identical debt instruments, the markets on which they trade are not considered to be active and are therefore considered Level 2 fair value measurements.
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
Any letters of credit issued and outstanding under the U.S. revolving credit facility reduce our borrowing availability on a dollar-for-dollar basis. At September 30, 2026, there were no outstanding borrowings and $33.1 million of outstanding letters of credit issued under our U.S. revolving credit facility. Principal payments, if any, are due upon maturity of the U.S. revolving credit facility and may be prepaid without penalty.

Status of our U.S. revolving credit facility:	September 30, 2026
Credit facility maximum amount	$250.0
Borrowing availability	250.0
Outstanding letters of credit issued	33.1
Outstanding borrowings	—
Borrowing availability, net of outstanding letters of credit and borrowings	216.9
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
Iceland Revolving Credit Facility
General. Our wholly-owned subsidiary, Nordural Grundartangi ehf ("Grundartangi"), entered into a revolving credit facility agreement with Landsbankinn hf., as amended (the "Iceland revolving credit facility"), which provides for borrowings of up to $100.0 million in the aggregate. Under the terms of the Iceland revolving credit facility, when Grundartangi borrows funds it will designate a repayment date, which may be any date prior to the maturity of the Iceland revolving credit facility. At September 30, 2026, there were no outstanding borrowings under our Iceland revolving credit facility. On July 14, 2026, we amended the Iceland Revolving Credit Facility to extend the maturity date to December 9, 2028.

Status of our Iceland revolving credit facility:	September 30, 2026
Credit facility maximum amount	$100.0
Borrowing availability	100.0
Outstanding letters of credit issued	—
Outstanding borrowings	—
Borrowing availability, net of borrowings	100.0
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
Vlissingen Credit Facility
On December 9, 2022, Vlissingen entered into a Facility Agreement with Glencore International AG, which was amended and extended on October 1, 2024 and on November 4, 2026 (as amended, the "Vlissingen Credit Facility"). The availability period for borrowings under the Vlissingen Credit Facility ends on December 2, 2028. Pursuant to the terms of the Vlissingen
Credit Facility, Vlissingen may borrow from time to time up to $90.0 million in one or more loans. As of September 30, 2026, there were no outstanding borrowings under the Vlissingen Credit Facility.
Security. Vlissingen’s obligations under the Vlissingen Credit Facility are secured by liens on the ground lease on which Vlissingen’s facilities are located, Vlissingen’s moveable assets, financial assets, receivables and other assets, and Vlissingen’s shares.
Interest Rates and Fees. Through December 1, 2026, amounts outstanding under the Vlissingen Credit Facility will bear interest at a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 9.00% and an absolute minimum level of 7.00%. On and after December 2, 2026, amounts outstanding under the Vlissingen Credit Facility will bear interest at a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 10.00% and an absolute minimum level of 8.00%.
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
Covenant Compliance
As of September 30, 2026, we and our subsidiaries were in compliance with financial covenants or maintained availability above applicable covenant triggers.
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
Surety Bond Facility
As part of our normal business operations, we are required to provide surety bonds or issue letters of credit in certain states in which we do business as collateral for certain workers' compensation obligations. In June 2022, we entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2026, we had issued surety bonds totaling $6.6 million.
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
Legal Contingencies
Ravenswood Retiree Medical Benefits
In November 2009, Century Aluminum of West Virginia ("CAWV") filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW"), the USW’s local and certain CAWV retirees, individually and as class representatives ("CAWV Retirees"), seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits. Later in November 2009, the USW and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing. On August 18, 2017, the District Court for the Southern District of West Virginia approved a settlement agreement in respect of these actions. Pursuant to the agreement, CAWV agreed to make payments into a trust for the benefit of the CAWV Retirees in the aggregate amount of $23.0 million over the course of 10 years. Upon approval of the settlement, we paid $5.0 million to the aforementioned trust in September 2017 and recognized a gain of $5.5 million to arrive at the then-net present value of $12.5 million. CAWV agreed to pay the remaining amounts under the settlement agreement in annual increments of $2.0 million for nine years and made its last payment in September 2026.
Hawesville Partial Withdrawal
The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") sponsored multi-employer pension plan. If a participating employer chooses to stop participating in a multi-employer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability under the Employee Retirement Income Security Act of 1974. On February 13, 2026, we terminated our labor agreement with USW for former employees at our Hawesville facility. As a result of the termination, the Company recognized a partial withdrawal liability of $5.7 million. Although the liability represents our best estimate of the partial withdrawal liability at this time, actual costs could differ based on final funding assessments. We estimate our cash obligation to be $0.6 million quarterly for the next seven quarters and one final payment of $0.5 million in the last quarter. As of September 30, 2026, remaining partial withdrawal liability was $4.5 million with $2.3 million recorded in Accrued compensation and benefits and $2.2 million in Accrued benefits costs - less current portion in the condensed consolidated balance sheets.
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
Grundartangi
Grundartangi had power purchase agreements for approximately 545 MW of aggregate power with HS Orka hf ("HS"), Landsvirkjun and Orkuveita Reykjavikur ("OR"). These power purchase agreements had terms that were set to expire on various dates from 2026 through 2036 (subject to extension). The power purchase agreements with each of HS and OR provided power at LME-based variable rates for the duration of these agreements. The larger Landsvirkjun agreement provided for fixed rate with an additional variable rate linked to the LME. Grundartangi also has a separate 25 MW power purchase agreement with Landsvirkjun at an LME-based variable rate.
Grundartangi currently has power purchase agreements with expirations on various dates from 2031 to 2036, with a mix of fixed and variable pricing. The volume of the power contracts with OR and HS decreased as of October 2026 and will continue to decrease into 2028. That volume will be replaced in part and in steps by new contracts with both power providers. As of January 2027, the volume from Landsvirkjun will increase as a new contract extension comes into effect.
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
The following table presents information on insurance proceeds received in connection with the Grundartangi insurance claim, expense recoveries and the Gain on insurance proceeds for the three and nine months ended September 30, 2026. The Company did not receive any proceeds during the three and nine months ended September 30, 2025.

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Proceeds received	$18.5	$101.6
Less: Directly related expense recovery	2.6	12.6
Gain on insurance proceeds	$15.9	$89.0
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
100% of Vlissingen's work force is represented by the Federation for the Metal and Electrical Industry ("FME"), a Netherlands' employers' organization for companies in the metal, electronics, electrical engineering and plastic sectors. The FME negotiates working conditions with trade unions on behalf of its members, which, when agreed upon, are then applicable to all employees of Vlissingen. The current labor agreement is effective through December 31, 2026, and negotiations are underway with respect to a successor agreement.
Approximately 34% of our U.S. based work force is represented by USW through separately negotiated labor agreements for each facility. The labor agreement for Hawesville employees was effective through April 1, 2026, but was terminated early on February 13, 2026. Mt. Holly employees are not represented by a labor union. Century Sebree's labor agreement with the USW for its employees is effective through October 28, 2028.
Approximately 63% of Jamalco’s work force is represented by the Union of Technical, Administrative, and Supervisory Personnel ("UTASP") through separately negotiated labor agreements for hourly and salaried employee groups. Both contracts were effective through December 31, 2023. Jamalco is currently in the process of negotiating new contracts with both the salaried and hourly employee groups. Until new contracts are reached, employees are expected to continue to operate under the current agreements.
Contingent obligation
We have a contingent obligation in connection with the "unwind" of a contractual arrangement between CAKY, Big Rivers Electric Corporation ("Big Rivers") and a third party and the execution of a long-term cost-based power contract with Kenergy, a member of a cooperative of Big Rivers, in July 2009. This contingent obligation consists of the aggregate payments made to Big Rivers by the third party on CAKY’s behalf in excess of the agreed upon base amount under the long-term cost-based power contract with Kenergy. As of September 30, 2026, the principal and accrued interest for the contingent obligation was $21.9 million, which was fully offset by a derivative asset. We may be required to make installment payments for the contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Interest accrues at an annual rate equal to 10.94%. Based on the fact that we recently sold the Hawesville property, which is to be developed into a data center, we believe that we will not be required to make payments on the contingent obligation during the term of the agreement, which expires in 2028.
Other matters
On September 23, 2026, the U.S. Environmental Protection Agency (“EPA”) approved an administrative Consent Agreement and Final Order (“CAFO”) between the EPA and Century Aluminum of South Carolina, Inc. resolving alleged violations of state and federal environmental laws and regulation at the Century Aluminum facility in Goose Creek, South Carolina. The alleged violations relate to the storage, labeling and handling of hazardous waste. Under the CAFO, Century Aluminum of South Carolina, Inc. has paid a civil penalty of approximately $0.4 million.
14.    Shareholders' Equity
Common Stock
As of September 30, 2026 and December 31, 2025, we had 195,000,000 shares of common stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation, of which 106,179,816 shares were issued and 98,993,295 shares were outstanding at September 30, 2026, and 106,155,528 shares were issued and 98,969,007 shares were outstanding at December 31, 2025.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which we may designate and issue in the future.
Preferred Stock
As of September 30, 2026 and December 31, 2025, we had 5,000,000 shares of preferred stock, $0.01 par value per share, authorized under our Restated Certificate of Incorporation. Our Board of Directors may issue preferred stock in one or more

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidating preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof. Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
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
Through September 30, 2026 we repurchased 7,186,521 shares of common stock for an aggregate purchase price of $86.3 million. We have made no repurchases since April 2015 and have approximately $43.7 million remaining under the repurchase program authorization as of September 30, 2026.
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

CENTURY ALUMINUM COMPANY
Condensed Notes to the Consolidated Financial Statements (continued)
(amounts in millions, except share and per share amounts)
(Unaudited)
The following table presents information about the Company's single segment for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$961.2	$632.2	$2,362.5	$1,894.2
Segment Cost of goods sold(1),(2)	(668.6)	(557.6)	(1,738.5)	(1,723.2)
IRA Section 45X tax credit(1),(3)	26.3	24.7	77.6	66.5
Lower of cost or NRV inventory adjustment(1),(4)	4.8	(0.7)	3.7	1.2
Property and equipment expense(1),(5)	(20.8)	(23.7)	(55.7)	(72.9)
Selling, general and administrative expenses	(10.8)	(17.9)	(52.5)	(44.4)
Gain on the sale of Hawesville	—	—	287.9	—
Other operating expenses - net	0.2	(1.1)	(7.2)	(4.6)
Interest expense - nonaffiliates	(8.9)	(11.5)	(28.4)	(31.3)
Interest expense - affiliates	(0.5)	(1.5)	(1.7)	(5.2)
Interest income	5.1	2.8	12.7	6.5
Net gain (loss) on forward and derivative contracts - nonaffiliates	10.8	(30.2)	(47.5)	(51.2)
Loss on early extinguishment of debt	—	(6.2)	—	(6.2)
Gain on insurance proceeds - net	15.9	—	89.0	—
Other loss - net	(0.8)	(2.2)	(2.3)	(11.3)
Income tax (expense) benefit	(11.6)	1.1	(25.5)	0.8
Equity in losses of unconsolidated subsidiaries	$—	$—	$(1.0)	$—
Net income	$302.3	$8.2	$873.1	$18.9
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
The table below shows the carrying amounts and classification of the consolidated VIE's assets and liabilities included in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$43.1	$4.6
Accounts receivable - net	0.5	0.1
Inventories	124.2	116.6
Prepaid and other current assets	14.6	8.9
Total current assets	182.4	130.2
Property, plant and equipment - net	446.1	426.3
Other assets	19.9	12.0
TOTAL	$648.4	$568.5
LIABILITIES
Accounts payable, trade	$56.6	$49.0
Accrued compensation and benefits	13.1	11.7
Due to affiliates	20.6	17.3
Accrued and other current liabilities	5.1	8.2
Total current liabilities	95.4	86.2
Accrued benefits costs - less current portion	26.9	32.2
Other liabilities	63.3	62.1
Asset retirement obligations - less current portion	52.4	46.6
Total noncurrent liabilities	142.6	140.9
TOTAL	$238.0	$227.1

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
•The timing and extent of our ability to realize benefits from the current administration’s proposed program to reduce aluminum tariffs for parties with a committed plan for new investment in U.S. production facilities to produce primary aluminum;
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
•the cost of goods sold, the principal components of which are electrical power, alumina, carbon products, labor and other controllable costs, which in aggregate represent more than 83% of our cost of goods sold; and
•our production volume and product mix.
Recent Developments
New Smelter Project
On January 26, 2026, we announced that we had entered into a joint development agreement with Emirates Global Aluminium ("EGA") to build the first new primary aluminum smelter in the United States since our Mt. Holly facility came online in 1980. Under the joint development agreement, EGA will own 60 percent of the joint venture, with Century Aluminum owning the remaining 40 percent. The new plant, to be built in Inola, Oklahoma, is expected to produce 750,000 tonnes of aluminum per year, more than doubling current U.S. production of primary aluminum. Construction of the project will begin subject to the completion of detailed engineering work, completion of negotiations with Public Service Company of Oklahoma on a competitive long-term power supply agreement and the negotiation of a definitive joint venture agreement with EGA. On July 20, 2026, the President signed a Presidential Proclamation entitled Further Strengthening Actions Taken to Adjust Imports of Aluminum into the United States. The Presidential Proclamation allows approved companies investing in new primary aluminum production in the United States to import a commensurate amount of primary aluminum at a reduced tariff rate. The effects of the Presidential Proclamation are dependent on rulemaking and other government actions and there can be no assurances regarding the impact of this Presidential Proclamation on the Company’s business, financial condition and/or operating results.
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

Grundartangi Equipment Failure
In October 2025, our Grundartangi smelter was forced to temporarily cease production at one of its two potlines due to a failure of a transformer unit. As a result, production at the smelter was temporarily reduced by approximately two-thirds. During the three months ended September 30, 2026, production at Grundartangi was returned to near full production. Grundartangi’s other potline remains unaffected and in full production. We expect that losses arising from this event, less applicable deductibles, will be covered under our insurance policies. As of September 30, 2026, we have received $101.6 million in insurance recoveries related to the transformer failures, and we expect to receive additional recoveries as our insurance carriers process our claims.
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
In February 2025, President Trump issued a new Presidential Proclamation directing the tariff rate on imported primary aluminum to be increased from 10% to 25% and for all existing country exemptions or product exclusion to be ended, in each case effective March 12, 2025. Then, in May 2025, President Trump again increased tariffs on primary aluminum from 25% to 50%, effective June 4, 2025. Since the implementation of these changes to the Section 232 tariff program, the LME and Midwest premium has increased, which has had a material positive impact on our financial position and results of operations.
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
Jamalco Equipment Failure
In June 2023, Jamalco experienced a power disruption caused by damage to its power generation unit. The equipment failure resulted in a loss of production at Jamalco of approximately 84,000 tonnes for the year ended December 31, 2023. The impact of the equipment failure on gross margin was approximately $30.4 million. Despite returning the equipment to full capacity as of the end of October 2023, we continued to see some inefficiencies into the first quarter of 2024. During the three months ended September 30, 2026, we entered into a settlement agreement and received $9.7 million and recognized a $0.4 million receivable for insurance proceeds, net of deductibles, in connection with an insurance claim related to the equipment failure.
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

We saw a slight decrease in the average pricing of aluminum during the third quarter of 2026 attributable to increase in supply from gradual production restarts in the Middle East. The average MWP price also declined slightly and may change rapidly based on factors beyond our control, including changes in tariff policies, changes in supply in the U.S market, and other factors. The following table summarizes the average price for primary aluminum per tonne for the three months ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026 and 2025.

	Three months ended		Nine months ended
($ per tonne)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Average LME	$3,227	$3,576	$3,333	$2,564
Average MWP	2,420	2,518	2,411	1,094
Average EDPP	508	581	495	232
Restatement of Prior Period Results
As noted in the Company's Form 10-K for the fiscal year ending December 31, 2025, as filed with the SEC on March 3, 2026, the Company has restated the comparative financial statements including the Consolidated Statement of Operations, Consolidated Balance Sheets, and Consolidated Statement of Stockholders' Equity for the three and nine months ended September 30, 2026 and applicable footnotes. The restatement reflects a change related to the consolidation of the Company's Jamalco joint venture whereby the Company previously used the proportionate method of consolidation for certain of Jamalco's net assets versus the full consolidation method. The change in consolidation method did not have any impact on our net income attributable to Century stockholders for the periods that were restated. See Note 1. General, for additional information.

Results of Operations

	Quarter ended		Nine months ended
	Sequential		Year-to-date
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net sales
Related parties	$491.6	$330.9	$1,128.4	$1,065.9
Other customers	469.6	421.2	1,234.1	828.3
Total net sales	961.2	752.1	2,362.5	1,894.2
Gross profit	302.9	227.9	649.6	165.8
Selling, general and administrative expenses	10.8	15.9	52.5	44.4
Net gain (loss) on forward and derivative contracts - nonaffiliates	10.8	7.1	(47.5)	(51.2)
Gain on the sale of Hawesville	—	—	(287.9)	—
Gain on insurance proceeds - net	15.9	40.1	89.0	—
Income tax (expense) benefit	(11.6)	(12.1)	(25.5)	0.8
Net income	302.3	243.8	873.1	18.9
Net loss attributable to noncontrolling interests	(0.3)	(5.5)	(16.3)	(21.1)
Net income attributable to Century stockholders	302.6	249.3	889.4	40.0
Shipment volume is a key determinant of our financial results. Fluctuations in production and shipment volumes, other than through acquisitions or expansions, are generally small period over period. Any adverse changes in the conditions that affect shipment volumes could have a material adverse effect on our results of operations and cash flows.

SHIPMENTS - PRIMARY ALUMINUM(1)
	United States		Iceland		Total
	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)	Tonnes	Sales $ (in millions)
2026
3rd Quarter	98,183	$580.0	75,300	$316.9	173,483	$896.9
2nd Quarter	95,057	$572.3	35,575	$121.2	130,632	$693.5
1st Quarter	93,668	$494.3	29,197	$87.3	122,865	$581.6

2025
3rd Quarter	90,703	$367.6	71,739	$196.3	162,442	$563.9
2nd Quarter	94,519	$324.4	81,222	$233.7	175,741	$558.1
1st Quarter	94,601	306.6	74,071	217.3	168,672	$523.9
(1)Excludes scrap aluminum sales, purchased aluminum and alumina sales.
Net sales
Net sales increased by $209.1 million for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, primarily driven by favorable volume and sales mix of $161.5 million related to increased production at our Grundartangi facility as a result of returning to near full production in the quarter, an increase in the LME and realized regional price premiums of $41.7 million, and an increase in alumina sales of $6.4 million.
Net sales increased by $468.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by favorable realized LME and regional price premiums of $736.5 million and offset by unfavorable volume and sales mix of $219.9 million attributable to lower sales from reduced production in the first half of the year as a result of the Grundartangi equipment failure and a decrease in alumina sales of $48.3 million.
Gross profit
Gross profit increased by $75.0 million for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, primarily attributable to an increase in the realized LME and realized regional price premiums of $41.7 million, favorable volume and sales mix of $40.4 million related to increased production at our Grundartangi facility as a result of returning to near full production in the quarter, lower operating costs of $4.2 million attributable to the completion of restarted operations at Mt. Holly and Grundartangi, and favorable raw material price realization of $2.8 million, partially offset by unfavorable power price realization of $7.3 million due to extreme hot weather conditions in the United States in the current period.
Gross profit increased by $483.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to favorable metal price realization of $736.5 million. This change was partially offset by unfavorable raw material price realization of $113.5 million, higher power price realization of $76.7 million due to extreme winter weather in the United States in early 2026, higher other operating costs of $63.4 million related to the Mt. Holly restart and unfavorable volume and sales mix $35.3 million attributable to lower sales from reduced production in the first half of the year as a result of the Grundartangi equipment failure.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $5.1 million for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, primarily driven by decreased share-based compensation costs attributable to change in share price and reduced professional fees.
Selling, general and administrative expenses increased by $8.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by increased professional fees related to the sale of Hawesville and increased incentive compensation, partially offset by lower share-based compensation costs attributable to the change in share price.
Net gain (loss) on forward and derivative contracts - nonaffiliates
Net gain on forward and derivative contracts - nonaffiliates increased by $3.7 million for the three months ended September 30, 2026 compared the three months ended June 30, 2026. The difference was primarily driven by a decrease in the forward prices related to Indiana Hub, MWP, and LME hedges, as well as increases in hedge volumes for Indiana Hub and MWP.
Net loss on forward and derivative contracts - nonaffiliates decreased by $3.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The difference was primarily driven by an increase in hedge volumes for Indiana Hub and MWP, as well as fluctuations in the forward prices related to Indiana Hub, HFO, LME, and MWP hedges.

Gain on sale of Hawesville
Gain on sale of Hawesville was $287.9 million for the nine months ended September 30, 2026 from our sale completed February 2, 2026. See Note 4. Sale of Hawesville to the consolidated financial statements included herein for additional information.
Gain on insurance proceeds - net
Gain on insurance proceeds - net was $15.9 million and $89.0 million for the three and nine months ended September 30, 2026, respectively, attributable entirely to our insurance claim on the Grundartangi equipment failure. See Note 13. Commitments and Contingencies to the consolidated financial statements included herein for additional information.
Income tax (expense) benefit
Income tax expense decreased by $0.5 million for the three months ended September 30, 2026, compared to the three months ended June 30, 2026. The decrease was primarily driven by changes in the jurisdictional mix of earnings on a quarter-over-quarter basis.
The $26.3 million change to income tax expense for the nine months ended September 30, 2026, compared to an income tax benefit for the nine months ended September 30, 2025 was primarily driven by changes in the jurisdictional mix of earnings on a year-over-year basis. See Note 5. Income Taxes to the consolidated financial statements included herein for additional information.
Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash and cash flows from operations. We also have access to our existing U.S. and Iceland revolving credit facilities as well as our Vlissingen Credit Facility maturing December 2, 2028 (collectively, the "revolving credit facilities") and have raised capital in the past through public equity and debt markets. We regularly explore various other financing alternatives. Our principal uses of cash include the funding of operating costs (including post-retirement benefits), debt service requirements, capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.
We believe that cash provided from operations and financing activities will be adequate to cover our operations and business needs over the next twelve months. As of September 30, 2026, we had cash and cash equivalents of approximately $713.0 million and unused availability under our credit facilities of $406.9 million, after consideration of our outstanding borrowings and letters of credit. As of September 30, 2026, we additionally had restricted cash of $41.6 million of which $32.4 million represents funds from the sale of the Hawesville facility that are restricted for use on capital expenditures or otherwise invested in our business. Our available cash and cash equivalents, restricted cash from the sale of the Hawesville facility, and unused availability under our revolving credit facilities comprise our liquidity position, which was $1,152.3 million as of September 30, 2026. We may borrow and make repayments under our revolving credit facilities in the ordinary course based on a number of factors, including the timing of payments from our customers and payments to our suppliers.
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
Our credit facilities contain customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, including in the U.S. revolving credit facility, a springing financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 any time availability under the U.S. revolving credit facility is less than or equal to $25.0 million, or 10% of the borrowing base but not less than $17.9 million. We intend to maintain availability to comply with these levels any time we would not meet the ratio, which could limit our ability to access the full amount of our availability under our U.S revolving credit facility. Our Iceland revolving credit facility contains covenants that require Grundartangi to maintain a minimum equity ratio. The dividend and distribution limitations are applicable to certain of our subsidiaries only in the case of an event of default or failure to comply with certain financial covenants. As of September 30, 2026, we and our subsidiaries were in compliance with all such covenants or maintained availability above such covenant triggers.
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
On November 4, 2026, we amended the Vlissingen Credit Facility to (i) extend the maturity date to December 2, 2028, and (ii) to update the interest rate for amounts outstanding on or after December 2, 2026, which will bear interest at a variable interest rate equal to the 1-month SOFR rate plus 3.687 percentage points, subject to an absolute maximum level of 10.00% and an absolute minimum level of 8.00%.
See Note 12. Debt to the consolidated financial statements included herein for additional information on our debt.
Available Cash
Our available cash and cash equivalents balance at September 30, 2026 was $713.0 million, excluding restricted cash of $41.6 million, of which $32.4 million represents funds received from the sale of the Hawesville facility that are restricted to be used on capital expenditures or otherwise invested in our business as described above, compared to $134.2 million at December 31, 2025.
Sources and Uses of Cash
Our statements of cash flows are summarized below:

	Nine months ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$630.9	$82.3
Net cash provided by (used in) investing activities	41.5	(65.1)
Net cash (used in) provided by financing activities	(53.4)	100.0
Change in cash, cash equivalents and restricted cash	$619.0	$117.2
Net cash provided by operating activities increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher cash earnings attributable to higher realized metal pricing, higher outstanding payables and 45X tax credit receipts, partially offset by changes in inventories attributable to higher inventory value and timing of shipments, and higher outstanding receivables at current period end driven by higher sales prices.
The change in net cash provided by investing activities during the nine months ended September 30, 2026 compared to the net cash used in investing activities during nine months ended September 30, 2025 was primarily due to proceeds received from the sale of Hawesville and insurance proceeds received related to transformer property damage at Grundartangi, partially offset by an increase in capital expenditures due to the Mt. Holly restart.
The change in net cash used in financing activities during the nine months ended September 30, 2026 compared to the net cash provided by financing activities for the nine months ended September 30, 2025 was primarily due to net proceeds from the issuance of the Senior Notes due 2032 and extinguishment of the Senior Notes due 2028 received in 2025 that did not reoccur in 2026, the defeasance of the Hawesville Industrial Revenue Bonds, payment of withholding taxes on share-based compensation and higher net proceeds from the sale of carbon credits, partially offset by lower net repayments on our revolving credit facilities and lower repayments under the Grundartangi casthouse debt facility.

Share Repurchase Program
In 2011, our Board of Directors approved a $60.0 million common stock repurchase program and subsequently increased this program by $70.0 million in the first quarter of 2015. Under the program, Century is authorized to repurchase up to $130.0 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors. We made no repurchases during the three months ended September 30, 2026 or during the years ended 2025, 2024, and 2023. As of September 30, 2026, we had $43.7 million remaining under the repurchase program authorization. The repurchase program may be expanded, suspended or discontinued by our Board, in its sole discretion, at any time.
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
Capital expenditures paid for the nine months ended September 30, 2026 were $172.2 million. We estimate our total capital spending in 2026 will be approximately $180.0 to $190.0 million, related to our ongoing investment and sustainability projects at our plants. This amount includes $70.0 to $80.0 million related to repairs at Grundartangi that we expect to be reimbursed by insurance, approximately $50.0 million representing investments related to the restart of operations at Mt. Holly and approximately $20.0 to $25.0 million representing investments in our Jamalco facility.
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
Supplemental Guarantor Financial Information
The Company previously filed a Registration Statement on Form S-3 (the "Universal Shelf Registration Statement") with the SEC pursuant to which the Company had the ability to, from time to time, offer an indeterminate amount of securities, which may include securities that are guaranteed by certain of the Company's subsidiaries. As of September 30, 2026, we had not issued any debt securities pursuant to the Universal Shelf Registration Statement. However, any securities that we may issue in the future may limit our ability, and the ability of certain of our subsidiaries, to pay dividends or make distributions in respect of capital stock.
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

	September 30, 2026	December 31, 2025
Current assets	$1,222.1	$646.0
Non-current assets	1,124.9	833.7
Current liabilities	293.0	268.2
Non-current liabilities	609.9	607.6

Nine months ended September 30, 2026
Net sales	$2,009.4
Gross profit	703.4
Gain on sale of Hawesville	287.9
Income before income taxes	910.6
Net income	889.4
As of September 30, 2026 and December 31, 2025, an intercompany receivable due to the Company and Guarantors from the Non-Guarantor Subsidiaries totaled $170.6 million and $72.9 million, respectively, an intercompany non-current loan due to the Company from the Non-Guarantor Subsidiaries totaled $539.6 million and $509.4 million, respectively. As of September 30, 2026 and December 31, 2025, there was no intercompany current loan.
Critical Accounting Estimates
The following is an update to the information provided in Part II, Item 7 - "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Valuation of Interest in Raylan Data Holdings LLC
We measured, as a single unit of account at fair value, (i) our minority interest (the "Minority Interest") in Raylan Data Holdings LLC ("Raylan") and (ii) our right to require the majority holder of Raylan to purchase the Minority Interest starting on the first anniversary of the data center’s commencement of operations at Hawesville. The initial fair value measurement of these types of investments involves significant estimation uncertainty due to the reliance on subjective assumptions and unobservable inputs. The asset is accounted for using the equity method, and, as such, the initial fair value will be adjusted at the end of each reporting period to reflect our share of earnings or losses in Raylan. Therefore, the asset is not remeasured at fair value in subsequent periods; changes in fair value are reported in earnings as they occur. See Part I, Item I "Financial Statements" in Note 10. Fair Value Measurements for additional information regarding the valuation techniques and the significant unobservable inputs used in the initial measurement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Part II, Item 7A - "Quantitative and Qualitative Disclosures of Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. As of September 30, 2026, there have been no material changes in this information. See Part I, Item I "Financial Statements" in Note 13. Commitments and Contingencies for additional information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2026.
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
Ongoing Remediation Efforts to Address Material Weakness
Our material weakness was not remediated as of September 30, 2026. Management is committed to maintaining a strong internal control environment. Management has implemented measures designed to ensure that previously identified control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) designed and implemented controls over information technology general controls to enhance the reliability of information derived from information systems at Jamalco, (ii) designed new and enhanced existing account reconciliation controls including controls to reconcile source data across accounts and additional review procedures within account reconciliations, (iii) appointed new individuals in key roles including accounting and IT department heads, and (iv) enhanced training provided to individuals responsible for account reconciliations and their review and those responsible for the consolidation of the Jamalco joint venture.
We intend to remediate the material weakness as soon as possible; however, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the appropriate controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and remediation actions noted above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our financial position, results of operations or liquidity. For information regarding material legal proceedings pending against us at September 30, 2026, refer to Note 13. Commitments and Contingencies to the consolidated financial statements included herein.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 31, 2026, the Company’s President, Chief Executive Officer and Director, Jesse E. Gary, adopted a pre-arranged trading plan intended to satisfy the conditions of Rule 10b5-1(c)(1) under the Exchange Act (the “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of an aggregate of up to 300,000 shares of the Company’s common stock. The first date that sales of any shares are permitted to be sold under the 10b5-1 Plan is January 2027, and subsequent sales may occur from time to time until the 10b5-1 Plan’s expiration in July 2027, or earlier if all transactions are completed prior to such date or otherwise terminated.
Other than as described above, no other director or “officer” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K) during the three months ended September 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amendment to Facility Agreement dated November 4, 2026 among Century Aluminum Vlissingen B.V. as borrower and Glencore International AG as lender				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				X
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer				X
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 5, 2026	By:	/s/ PETER TRPKOVSKI
Peter Trpkovski
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2026	By:	/s/ ROBERT HOFFMAN
Robert Hoffman
Senior Vice President, Chief Information Officer and Chief Accounting Officer (Principal Accounting Officer)